Form 10QSB
period 2007-05-31
Rosewind CORP
filed 2007-07-13
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2007	Commission File Number 333-139933

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

16200 WCR 18E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     [X]             No [ ]

Number of shares of common stock outstanding as of May 31, 2007:  3,150,000 shares

Transitional Small Business Format:   Yes [ ]       No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [X]     No [ ]

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheet
(Unaudited)

May 31,
2007
Assets

Current Assets:
Cash	$29,468
Prepaid expense	250

Total current assets	29,718

Property and equipment, net	37,920

Total assets	$67,638

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued interest payable	$4,210
Loans payable to related party	34,400

Total current liabilities	38,610

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized,
3,150,000 shares issued and outstanding	145,500
Additional paid-in capital	9,915
Accumulated other comprehensive gain	482
Accumulated deficit	(500)
Deficit accumulated during development stage	(126,369)
Total shareholder’s equity	29,028

Total liabilities and shareholder’s equity	$67,638

See accompanying notes to condensed financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	May 31,		May 31,		May 31,
	2007	2006	2007	2006	2007

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Professional fees	5,429	—	14,916	1,554	19,470
Contributed rent, related party	300	300	900	—	2,100
General and administrative	8,011	1,605	19,887	61,507	100,590

Total operating expenses	13,740	1,905	35,703	63,061	122,160

Loss from operations	(13,740)	(1,905)	(35,703)	(63,061)	(122,160)

Other Income (Expense)
Interest expense	(516)	—	(1,548)	—	(4,209)

Total operating expenses	(516)	—	(1,548)	—	(4,209)

Net loss	(14,256)	(1,905)	(37,251)	(63,061)	(126,369)

Other Comprehensive Income (Loss)

Gain on foreign currency exchange	482	—	482	—	482

Total Comprehensive Loss	$(13,774)	$(1,905)	$(36,769)	$(63,061)	$(125,887)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Basic and diluted weighted average
common shares outstanding	3,150,000	3,150,000	3,150,000	3,150,000

See accompanying notes to condensed financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity
						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Loss	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at October 31, 2006	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital (unaudited)	—	—	50	—	—	—

Office space contributed by an officer
(unaudited)	—	—	900	—	—	—

Services contributed by an officer
(unaudited)	—	—	6,900	—	—	—

Foreign Currency Exchange Gain (unaudited)			—	482	—	—

Net loss, nine months ended May 31, 2007 (unaudited)			—	—	—	(37,251)

Balance at May 31, 2007 (unaudited)	3,150,000	$145,500	$9,915	$482	$(500)	$(126,369)

See accompanying notes to condensed financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			March 1,
			2005
			(Inception)
	For The Nine Months Ended		Through
	May 31,		May 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(37,251)	$(63,061)	$(126,369)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	4,815	2,740	13,908
Contributed capital	7,850	346	9,815
Common stock issued for services	—	56,000	56,000
Foreign Currency exchange gain	482		482
Changes in operating assets and liabilities:
Increase (decrease) in prepaid rent	750	—	(250)
Increase (decrease) in accounts payable
and accrued liabilities	1,548	(2,579)	4,210

Net cash used in operating activities	(21,806)	(6,554)	(42,204)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(12,828)

Net cash used in investing activities	—	—	(12,828)

Cash flows from financing activities:
Common stock issued for cash	—	50,000	50,000
Proceeds from related party loans	2,400	2,000	34,400

Net cash provided by financing activities	2,400	52,000	84,400

Net change in cash	(19,406)	45,446	29,368

Cash, beginning of period	48,874	3,428	100

Cash, end of period	$29,468	$48,874	$29,468

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See accompanying notes to condensed financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2007

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form SB-2.  Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a limited operating history.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company intends to seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2007

Note 3  Related Party Transactions

As of May 31, 2007, the Company has a loan payable to the sole officer and director for $34,400 for working capital.  The loans carry a 6% interest rate, mature on demand and are unsecured.  Accrued interest payable on the loans totaled $4,210 as of May 31, 2007.  The Company plans to settle the loans with cash, the issuance of common stock, or a combination thereof.

For the period ended May 31, 2007 the sole officer of the Company contributed services valued at $6,900. This amount has been booked to additional paid in capital.

ROSEWIND CORPORATION
 (A Development Stage Company)

Part I. Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Rosewind Corporation (the “Company”), which are included elsewhere in this Form 10-QSB. This Quarterly Report on Form 10-QSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-QSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-QSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on our management’s current expectations, estimates and projections about our Company and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

We were originally organized under the laws of the State of Colorado on August 9, 2002.

In March 2005, we adopted the current focus of our business, which is the development of an offshore sailing school with initial operations in the vicinity of the Great Barrier Reef of Australia.  Rosewind Corporation’s mission is to train novice sailors to voyage offshore with safety and confidence. During 2005 and 2006, we purchased a sailing vessel located in Florida from our President, James Wiegand, in exchange for shares of our common stock.  Our Captain, Michael Wiegand, who is our President’s son, refitted the vessel and sailed single-handed to Australia to continue the refit and ultimately initiate training voyagers where conditions are near-optimum. He was compensated with shares of our common stock for the value of his work as our Captain.

We plan to generate revenue from our sailing school, utilizing the services of our captain to operate our vessel on one week voyages to intensely train two students. Our president will place classified advertising in sailing magazines and conduct telephone sales to book students and collect the training fees from our office in Colorado.

To date, we have borrowed money from our President and we have conducted a private placement of our shares to provide funds to start our business.

We have filed a Registration Statement on Form SB-2 to register shares offered to the public by management. Our Registration statement became effective on May 10, 2007. We are spending up to $35,000 of cash on hand and cash from proceeds from this offering to upgrade our vessel for improved safety, comfort and appearance. We plan to complete the upgrades and begin generating revenue from students by February 2008.

Our business model indicates we can achieve a positive cash flow as a public company if we can successfully sell and deliver, each quarter, six one week voyages with two students training on each voyage. Our vessel has four usable berths while at sea. Based upon successful operations throughout the remainder of 2008, we will evaluate expanding each voyage to train three students. Alternately, if our marketing plan is productive and if we are able to locate and train additional staff, we could grow our revenues by acquiring or leasing additional boats.

 Principal Services and their Markets

The Company’s mission is to teach offshore sailing. Our philosophy is that people learn to sail across oceans best by direct experience. The “learn by doing experience” will enable the successful graduate to safely enjoy offshore cruising by methodically preparing themselves and their boat.

Our unique curriculum consists of one week fast track experience for two student sailors who will voyage under the direction of our Captain, Michael Wiegand. Topics covered will include:

•	Marine Environment and Safety at Sea
•	Life Rafts and Ditch Bags
•	Medical Preparedness and First Aid
•	Features of Offshore Capable Vessels
•	Rigging and Deck Gear
•	Tools, Mechanical and Electrical Skills
•	Sails, Ropework and Sewing
•	Sail Handeling
•	12 Volt Electrical Systems
•	Boat Electronics, Instruments, Radio and Radar
•	Auxillary Diesel Maintenance and Repair
•	Heavy Weather Seamanship
•	Weather, Pilot Charts and Navigation
•	Passagemaking
•	Boat Maintenance, Provisioning and Waste Disposal
•	Ships Papers, Zarpes and Permits

The tuition is US $1,750 per person per week all inclusive. Students must provide their own air fare to and from the boat and must further provide their own clothing and personal safety equipment.

Marketing of our Service

Our President will book clients. We will initially utilize classified advertisements in sailing magazines. We may utilize an internet website to communicate with potential student crew.

We are currently searching for opportunities to enter into a joint venture with one or more fixed base sailing schools or charter bareboat operators that already have resources, reputation and existing clients. Specifically, we are looking for a joint venturer who will provide the following services:

Client screening and booking

Training in Beginner and Intermediate Sailing Skills

Competition

We may face competition from other companies that advertise in the classified section of sailing magazines for the limited number of potential students. We have not done any study of the training programs offered by other companies. We may face competition from sailing schools offering larger and newer vessels, more experienced staff, greater business experience, asset and liability insurance, We have none of these resources. In addition, we will face competition based on numerous factors including marketing and sales capability from larger companies. We do not have any experience in these areas at this time and therefore we are at a competitive disadvantage.

Intellectual Property

We have no intellectual property.

Governmental Regulation

We are not subject to governmental regulation beyond the documentation of our vessel and registration of its radio. In the event that our operations were to be found to be in violation of the regulations of a country whose waters of port facilities we utilize, we may be forced to relocate, undergo delays and/or incur significant expenses in connection with licensing requirements or fines. We could be forced suspend operations or face the impoundment of our vessel.

We cannot assure you that in the future we will apply for or otherwise obtain regulatory approvals even if such approvals be deemed necessary to the continuation of our business.

ENVIRONMENT

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our earnings or competitive position.

PRODUCT LIABILITY

Our service exposes the Company to liability claims by clients and others. The company has no insurance. A liability or other legal claim could have a material adverse effect on our financial condition.

OUR FACILITIES

We conduct company administration, logistics and marketing from our US offices. We have no permanent base for our sailing vessel. Communication with our vessel is by satellite phone while at sea and by land telephone, fax or internet, as available, while in port.

The following data includes our vessel’s size, age and other data extracted from the “Report of Survey.”

Vessel Name	Six String
Hailing Port	Loveland, Colorado
Make/Model	Jason 35 Cutter
Type	Aft cockpit, cutter rigged sailing vessel
Navigation Limits	Suitable for recreational costal and offshore service
Current Fair Market Value	$43,000 to $47,000
Replacement Value as Equipped	$320,000
Model Year	Hull constructed 1982 with launch date in 1986
Builder	Custom Yacht Builders, Ontario, Canada
HIN Number	Canadian Issued: 0781B3401
Official Number	Federal Documentation 1092461
Aux. Propulsion	Faryman R30M 24HP naturally aspired
Hull/Deck Color	White
LOA	34 feet 6 inches
LWL	27 feet 4 inches
Beam	11 feet 2 inches
Draft	5 feet
Displacement	16,800 pounds dry weight
Sail Area	634 square feet

We currently maintain office space of approximately 200 square feet located at 16200 WCR 18E, Loveland, Colorado, 80537, in the home office of our President at a monthly rate of $100 pursuant to verbal agreement. Rent is contributed. We do not foresee need for additional space.

We plan to commence sailing school operations as soon as work on our vessel is completed and clients can be located and booked.

From March 1, 2005 (inception), through May 31, 2007 and the date of this quarterly report, we had no operating revenues. Going forward, we intend to generate revenue from student tuition.

Our timeline for operations.

Subject to completion of the minimum offering which is underway as of the date of this report, and subject to local weather conditions we plan to generate revenue as soon as work on our vessel is completed and clients can be located and booked.

Assuming that the minimum proceeds of our offering are available to the company during our fourth quarter, and assuming that the typhoon season imposes usual seasonal limitations for the operation of small sailing vessels offshore, we foresee initial revenues from sailing school clients starting in May, 2008.

We expect expenses for marketing, vessel upgrades, operations and public company costs to be substantial. We are making efforts to keep costs to a minimum consistent with the requirements of safety at sea and good seamanship.

Marketing expenses are budgeted at $250 per month and will begin in the fourth quarter of 2007. We believe we can reach an enthusiastic and qualified group of prospective clients through classified advertising in sailing magazines that cater to people who dream of someday crossing oceans in their own cruising boat. We believe this is a cost effective way to reach adventurous boaters who have serious sailing ambitions.

Potential crew and novice yacht owners use classified advertisements as one method to locate a sailboat with plans for a specific voyage where they may gain experience. Generally, this is arranged by paying a portion of the expenses of the voyage. Our target client will likely be a novice sailing enthusiast looking to join the crew of such a boat or who is shopping for, or has just purchased a cruising sailboat.

The training conducted by our sailing school will help the client select and equip a sailing vessel and prepare themselves for crossing oceans safely and confidently. We will admit less experienced sailors than those who can qualify themselves as experienced crew. In return for the higher cost, our week of training at sea delivered to our students at sea will be more personalized and structured than the typical “share expenses” crew opportunity. We may reject the applications of clients who are not, in our opinion, physically and mentally prepared for the challenge of ocean voyaging.

We believe that we will be most successful by advertising consistently each month. Our advertisements will contain our office phone number. Callers will either reach James Wiegand or a recorded message with an opportunity to leave a name and phone number for a return call. We have not, however, conducted any trial advertising to evaluate response rates, closing rates, booking procedures or any other aspect of our planned advertising and client booking activities.

Vessel Upgrades.

We believe that the original owners who custom built our vessel sailed her across the North Atlantic and later returned to the Americas to cruise the Caribbean, transit the Panama Canal and continue to Oregon. We understand that the next owner cruised Alaska, returned south to transit the Panama Canal once again before cruising Central America and Mexico and returning to Florida. The survey done on our vessel in 2005 states that the design and construction of our vessel is sound and that our vessel would have a replacement value of $320,000 as then equipped. The survey states that our vessel needs proper ongoing maintenance to safely undertake ocean voyages in the future. Consistent with the surveyor’s recommendations we undertook a two month refit, which included installing a new diesel auxiliary engine. Our captain has found our vessel to be sound and seaworthy during his voyage from Florida to Ecuador. After minor modifications to the deck plan our captain single-handed our vessel from Ecuador to Australia and has thus demonstrated that our vessel can be sailed by our captain with no assistance from others. We believe this is key to our business plan in that the clients we are training will not need to contribute to the operation of the vessel should they become incapacitated during a voyage.

Cost of Operations.

Estimated Quarterly Operating Expenses (prior to first training voyage)

Staff	$4,000	(1)
Fuel and Phone	300
Provisions and Supplies	900
Travel and Lodging	1,500
Note Interest	450
Home Office Rent	300
Bookkeeper	200
Total	$7,600
_____________

 (1) included as labor in vessel upgrade

Estimated Quarterly Operating Expenses ( Assuming six, one week training voyages per Quarter)

Staff	$4,000
Fuel and Phone	500
Provisions and Supplies	2,700
Travel and Lodging	500
Note Interest	500
Home Office Rent	300
Bookkeeper	250

Total	$8,750

Estimated Public Company Costs

One-time costs for Form SB-2	$11,500
One-time Printing and Postage	1,000
Total One-Time Costs	$12,500

Annual Audit, Form 10-K, Form 10Qs	12,500
Annual Transfer agent	2,500
Annual legal	5,000
Total Annual Public Company Costs	$20,000

Our Expected Cash flow.

We estimate that our quarterly cash flow, without allowances for extraordinary events or ongoing maintenance and miscellaneous costs will be positive once we average six training voyages per quarter. The earliest date when a positive cash flow will occur is our third quarter of 2008.

Quarterly Revenue from Training Voyages
$1,750 per student X 2 students X 6 voyages	$21,000
Quarterly Operating Expense	8,750
Quarterly Public Company Expense	5,000
Quarterly Marketing Expense	750
Less Total Quarterly Expenses	-14,500
Estimated Quarterly Cash Flow	$6,500

Cyclone activity, which occurs seasonally, will have an adverse effect on bookings and revenues. Additionally, we may complete significantly less than the six one week training voyages each quarter because we may not be able to book 100% of available voyage dates and there may be cancellations or other events that are beyond our control. We are evaluating the seasonal relocation of our vessel as a potential strategy to partially offset loss of revenue caused by weather and cyclone restrictions.

Therefore, we are unable to predict the annual cash flow and profitability of the sailing school once sailing school operations are commenced.

Our Potential for Growth.

Our business model indicates we can achieve a positive cash flow as a public company if we can successfully sell and deliver, each quarter, six one week voyages with two students training on each voyage. Our vessel has three usable berths while at sea. Based upon successful operations throughout the remainder of 2008, we will evaluate expanding each voyage to train three students. Alternatively, if our marketing plan is productive and if we able to locate and train additional staff, we could grow our revenues by acquiring or leasing additional boats.

Financial Condition and Results of Operation.

We had no operating revenues from March 1, 2005 (inception) through May 31, 2007. Total expenses since inception were $122,160. Such expenses consisted primarily of salaries, professional fees, cost to complete our Registration Statement and costs  incurred to refurbish and relocate our sailing vessel .

General and Administrative expenses increased by $6,406 to $8,011 for the quarter ended May 31, 2007, or 500 % from $1,605 for the three months ended May 31,2006. This was primarily attributed to increased costs of accounting, legal and other expenses in connection with our Registration Statement.

Our Net Loss increased by $12,351 to $14,256 for the quarter ended May 31, 2007, or 750%, from $1,905 for the three months ended May 31, 2006. This was primarily attributed to costs incurred for maintenance and refit of our vessel and to our increased General and Administrative expenses associated with our Registration Statement.

Liquidity and Capital Resources

At May 31, 2007 we had cash and prepaid expenses of $29,718. As of May 31, 2007 we had working capital deficit of $8,892. We need to raise additional capital, and are currently attempting to raise funds through the issuance of shares as further detailed in our Prospectus dated May 10, 2007. While we will undertake best efforts to raise the capital necessary to fund our operations, there can be no assurances that we will be successful in these efforts.

Part I. Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part 2. Other Information

Item 1 -  Legal Information.

No response required.

Item 2 -  Changes in Securities.

No response required.

Item 3 -  Defaults Upon Senior Securities.

No response required.

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

31.1:	Certification of Principal Executive and Financial Officer
32.1:	Section 1350 Certification

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

July 13, 2007	By:	/s/ James B. Wiegand
James B. Wiegand
President