Form 10KSB
period 2007-08-31
Rosewind CORP
filed 2007-11-21
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-KSB

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year  Ended  August 31, 2007

Commission File Number 333-13993

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act:
None

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     [X]          No [ ]

Number of shares of common stock outstanding as of November 20, 2007: 3,389,000 shares

Transitional Small Business Format:   Yes [ ]       No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [ ]     No [X]

ROSEWIND CORPORATION
 (A Development Stage Company)

FORM 10-KSB FOR THE YEAR ENDED AUGUST 31, 2007

Part I.

Item 1. Description of Business

Company History

We were originally organized under the laws of the State of Colorado on August 9, 2002.

In March 2005, we adopted the current focus of our business, which is the development of an offshore sailing school with initial operations in the vicinity of the Great Barrier Reef of Australia. Rosewind Corporation’s mission is to train novice sailors to voyage offshore with safety and confidence. During 2005 and 2006, we purchased a sailing vessel located in Florida from our President, James Wiegand, in exchange for shares of our common stock.  Our captain, Michael Wiegand, who is our President’s son, refitted the vessel and sailed single-handed to Australia to open the school where conditions are near-optimum. He was compensated with shares of our common stock for the value of his work as our captain.

We plan to generate revenue from our sailing school, utilizing the services of our captain to operate our vessel on one week voyages to intensely train two students. Our president will place classified advertising in sailing magazines and conduct telephone sales to book students and collect the training fees from our office in Colorado.

To date, we have borrowed money from our President and we have conducted a private placement of our shares to provide funds to start our business. Furthermore, to upgrade our vessel and its equipment, we are spending up to $28,830 of cash on hand and cash from our recently completed IPO to upgrade our vessel for improved safety, comfort and appearance.

Securing and maintaining licenses any licenses that may in the future be deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. Should this or any related requirement significantly delay or prevent us from generating revenue from our vessel and planned operations, then our cash reserves could become significantly depleted by delays necessary for further upgrades to our vessel in excess of the funds provided in our business plan. An unfavorable outcome in connection with this risk is possible, however we will not be in a position to predict the out come of such efforts until after applications and vessel modifications, if any, are made. In the event we are unable to comply, we could be forced to abandon efforts to secure licenses and certifications in Australia or other jurisdiction. We plan to complete the upgrades and begin generating revenue from students by February 2008.

Our business model indicates we can achieve a positive cash flow as a public company if we can successfully sell and deliver, each quarter, six one week voyages with two students training on each voyage. Our vessel has three usable berths while at sea. Based upon successful operations throughout the remainder of 2008, we will evaluate expanding each voyage to train three students. Alternately, if our marketing plan is productive and if we able to locate and train additional staff, we could grow our revenues by acquiring or leasing additional boats.

We are not a blank check company. We do not have any present intention to engage in a reverse merger with any entity in an unrelated industry.

Principal Services and their Markets

The Company’s mission is to teach offshore sailing. Our philosophy is that people learn to sail across oceans best by direct experience. The “ learn by doing experience” will enable the successful graduate to safely enjoy offshore cruising by methodically preparing themselves and their boat.

Our unique curriculum consists of one week fast track experience for two student sailors who will voyage under the direction of our Captain, Michael Wiegand. Topics covered will include:

•	Marine Environment and Safety at Sea
•	Life Rafts and Ditch Bags
•	Medical Preparedness and First Aid
•	Features off Offshore Capable Vessels
•	Rigging and Deck Gear
•	Tools, Mechanical and Electrical Skills
•	Sails, Rope work and Sewing
•	Sail Handling
•	12 Volt Electrical Systems
•	Boat Electronics, Instruments, Radio and Radar
•	Auxiliary Diesel Maintenance and Repair
•	Heavy Weather Seamanship
•	Weather, Pilot Charts and Navigation
•	Passagemaking
•	Boat Maintenance, Provisioning and Waste Disposal
•	Ships Papers, Zarpes and Permits

The tuition is US$1,750 per person per week all inclusive. Students must provide their own air fare to and from the boat and must further provide their own clothing and personal safety equipment.

Marketing of our Service

Our President will book clients. He will utilize classified advertisements in sailing magazines to generate potential clients for the school.

In addition we are currently searching for opportunities to enter into a joint venture with one or more fixed base sailing schools or charter bareboat operators that already have resources, reputation and existing clients. Specifically, we are looking for a joint venture that will provide the following services:

Client screening and booking

Training in Beginner and Intermediate Sailing Skills

Competition

We may face competition from other companies that advertise in the classified section of sailing magazines for the limited number of potential students. We have not done any study of the training programs offered by other companies or informally by individual boat owners. We may face competition from sailing schools or individual boat owners offering larger and newer vessels, more experienced staff, greater business experience, asset and liability insurance, We have none of these resources. In addition, we will face competition based on numerous factors including marketing and sales capability from larger companies. We do not have any experience in these areas at this time and therefore we are at a competitive disadvantage.

Intellectual Property

We have no intellectual property.

Governmental Regulation

We are not subject to governmental regulation beyond the documentation of our vessel and registration of its radio. In the event that our operations were to be found to be in violation of the regulations of a country whose waters of port facilities we utilize, we may be forced to relocate, undergo delays and/or incur significant expenses in connection with licensing requirements or fines. We could be forced to suspend operations or face the impoundment of our vessel.

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

SEASONALITY

Our business is materially affected by seasonal factors, including tropical storms, cyclones and hurricanes, which generally occur during the summer and fall seasons. We may relocate or curtail operations to reduce the risks associated with these and other violent weather phenomena.

EMPLOYEES

We have two employees.

 RISKS RELATED TO OUR BUSINESS

OUR SOLE ASSET, OUTSIDE OF CASH HELD IN OUR BANK IN THE UNITED STATES, IS OUR VESSEL WHICH IS LOCATED IN AUSTRALIA. PURCHASERS OF OUR SECURITIES SHOULD CONSIDER THAT ASSETS LOCATED IN A FOREIGN JURISDICTION ARE NOT RECOVERABLE TO THE SAME EXTENT THAT THOSE SAME ASSETS WOULD BE RECOVERABLE IF LOCATED WITHIN THE JURISDICTION OF THE UNITED STATES.

In the event that a court or other governmental authority located in the United States should issue a writ to recover our vessel located in Australia or other foreign jurisdiction, for the benefit of any party, a significant difficulty would arise in enforcing such recovery. In the event that our vessel proves unrecoverable, the company will suffer a major financial loss and investors will loose all money invested in our stock.

WE INTEND TO UTILIZE OUR U.S. COAST  GUARD DOCUMENTED VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL. WE HAVE IDENTIFIED, AND WE ARE IN COMPLIANCE WITH, THE APPLICABLE DOCUMENTATION AND REGISTRATION REQUIREMENTS OF THE U.S. COAST GUARD AND THE FEDERAL COMMUNICATIONS COMMISSION.

The documents and registrations we now have are believed sufficient. We have had discussions with the Coast Guard to verify that our students will be considered as crew on our US Coast Guard Documented vessel while in passage from a port in one foreign country to a port in a different foreign country. Under US Coast Guard policy, we need not obtain any additional foreign certification or licensing on our vessel to undertake this type of passage with student crew aboard. We have no present plan, and there is no foreseeable future need to apply to any foreign government for any type of document, registration, certification, or license, commercial or otherwise for our vessel. Securing and maintaining ADDITIONAL licenses, should such be deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. Should this or any related, but presently unforeseen, requirement significantly delay or prevent us from generating revenue from our vessel and planned operations, then our cash reserves could become significantly depleted by delays necessary for further upgrades to our vessel in excess of the funds provided in our business plan. A significantly unfavorable and continuing outcome in connection with these risks will likely cause an investor to loose his entire investment.

SINCE WE HAVE NO REVENUES AND OUR COMPANY IS NEW AND HAS NOT COMENCED PLANNED OPERATIONS, WE WILL NOT BE ABLE TO GENERATE ANY REVENUE IN THE NEAR FUTURE. FURTHER, THERE IS NO ASSURANCE THAT WE WILL EVER GENERATE ANY REVENUE. WE HAVE NOT GENERATED ANY REVENUE SINCE INCEPTION AND WE HAVE EXPERIANCED LOSSES SINCE INCEPTION. FAILURE TO GENERATE SUFFICIENT REVENUE TO PAY EXPENSES AS THEY COME DUE WILL RESULT IN THE FAILURE OF OUR COMPANY AND THE COMPLETE LOSS OF ANY MONEY INVESTED TO PURCHASE OUR SHARES.

We estimate that cash on hand is sufficient to sustain our business plan as a public company for a maximum of one year. We do not expect revenues from students to begin until near the end of that one year period. Should student revenues not materialize as planned our business will need to find sources of cash to sustain operations. In the event that we are unable to find sufficient cash to sustain operations we would be forced to close our business and any investment in our shares would be a total loss.

AS A PUBLIC COMPANY, OUR COST OF DOING BUSINESS WILL INCREASE BECAUSE OF NECESSARY EXPENSES WHICH INCLUDE, BUT ARE NOT LIMITED TO, ANNUAL AUDITS, LEGAL COSTS, SEC REPORTING COSTS, COSTS OF A TRANSFER AGENT AND THE COSTS ASSOCIATED WITH NASD FEES AND COMPLIANCE. FURTHER, OUR MANAGEMENT WILL NEED TO INVEST SIGNIFICANT TIME AND ENERGY TO STAY CURRENT WITH THE PUBLIC COMPANY RESPOSIBILITIES OF OUR BUSINESS AND WILL THEREFORE HAVE LITTLE TIME AVAILABLE TO APPLY TO OTHER TASKS NECESSARY TO OUR SURVIVAL. IT IS POSSIBLE THAT THE BURDEN OF OPERATING AS A PUBLIC COMPANY WILL CAUSE US TO FAIL TO ACHIEVE PROFITABLILITY. IF WE EXHAUST OUR FUNDS, OUR BUSINESS WILL FAIL AND OUR INVESTORS WILL LOOSE ALL MONEY INVESTED IN OUR STOCK.

We estimate that remaining a public company will cost us in excess of $20,000 annually. This is in addition to all of the other cost of doing business. Therefore, it is essential that we grow our business rapidly to achieve profits and maintain adequate cash flow to pay the cost of remaining public. If we fail to pay public company costs, as such costs are incurred, we will become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market.

SINCE WE ARE AT AN EARLY STAGE OF DEVELOPMENT, WE HAVE NOT BEGUN TO MARKET OR GENERATE REVENUES. WE DO NOT ANTICIPATE GENERATING ANY REVENUE IN THE FORESEEABLE FUTURE. IF WE ARE UNSUCCESSFUL IN MARKETING OUR SERVICE, OUR SECURITIES WILL BE WORTHLESS.

Our operations to date have consisted primarily of acquiring, refitting and relocating our sailing vessel. A commitment of substantial resources by us to further refit and equip our vessel with safety equipment will be required to ready our vessel for operation as a training vessel . We do not know if we will be able to complete these tasks. We do not expect to have located clients and to have arranged for their training aboard our vessel for a considerable time, if at all. Accordingly, we do not know if and when we will generate revenue. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

SINCE WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT EXPENSES AND LOSSES TO INCREASE IN THE NEAR TERM, WE DO NOT KNOW IF WE WILL EVER BECOME PROFITABLE OR THAT OUR INVESTORS WILL EVER RECOUP OR PROFIT FROM THEIR INVESTMENT IN OUR SHARES.

From the date of incorporation to October 31, 2007, our accumulated losses are $138,072. Since inception we have earned no revenues. We expect expenses and losses to increase in the near term as we fund yacht upgrades and incur marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

SINCE OUR SUCCESS IS DEPENDENT ON THE COMMENCEMENT OF MARKETING AND THE INTRODUCTION OF OUR SERVICES INTO A LIMITED AND SPECIALIZED MARKET, AND SINCE WE HAVE COMPLETED NONE OF THESE TASKS AT THIS TIME, WE DO NOT KNOW IF WE WILL BE ABLE TO COMPLETE THEM.

The actual results, if any, of marketing efforts and planned operations are difficult to predict and will vary dramatically due to factors we cannot presently control or predict. These factors could include, weather, political instability or health risks in countries where clients of the sailing school are required to rendezvous with our yacht, fluctuations in the value of local currency and fluctuations in availability of port facilities, airline fares, diesel fuel, repair parts, skilled technicians and various other factors potentially detrimental to planned operations that may arise without notice. Loss of the services of our President or of our Captain would likely cause operations to cease. Our failure to achieve marketing and operational objectives will mean that investors will not be able to recoup their investment or to receive a profit on their investment.

WE WILL CONTINUE TO REQUIRE SUBSTANTIAL ADDITIONAL FUNDS FOR GENERAL AND ADMINISTRATIVE, REPAIRS, TRAVEL AND SUPPLIES AND MARKETING COSTS. WE MIGHT NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING ON ACCEPTABLE TERMS, IF AT ALL. WITHOUT ADDITIONAL FUNDING, WE WILL FAIL.

We will require substantial additional funds to achieve self sustaining operation of our sailing school. We may seek further funding through public or private equity or debt financings, collaborative arrangements with sailboat charter groups or agents or from other sources. Further equity financings may substantially dilute shareholders' investment in our shares. If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

In addition, we have no direct experience in marketing and sales and we intend to develop only a very limit sales and marketing infrastructure to commercialize our service

SINCE WE HAVE ONLY ONE DIRECTOR WHO ALSO SERVES AS OUR PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY, DECISIONS WHICH AFFECT THE COMPANY WILL BE MADE BY ONLY ONE INDIVIDUAL. FURTHER, OUR CAPTAIN IS THE SON OF OUR SOLE DIRECTOR, PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY. IT IS LIKELY THAT CONFLICTS OF INTEREST WILL ARISE IN THE DAY TO DAY OPERATION OF OUR BUSINESS. SUCH CONFLICTS, IF NOT PROPERLY RESOLVED, COULD HAVE A MATERIAL NEGATIVE IMPACT ON OUR BUSINES.

In the past, the company has issued shares for cash, assets and services at prices which were solely determined by James B. Wiegand. At that time, James B. Wiegand made a determination of both the value of services and assets exchanged for our shares, and, as well, the price per share used as compensation. Transactions of this nature were made at less than arms length and without input from a non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company represented by shares of an individual investor. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as they may occur in the future and, further, may not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such potential dilution should not purchase our shares.

WE DEPEND UPON OUR KEY PERSONNEL AND THEY WOULD BE DIFFICULT TO REPLACE.

We believe that our success will depend on the continued involvement of our senior management, i.e. our President, James B. Wiegand, who is involved in other business activities and with whom we have no written employment agreement. Further, our Captain, Michael Wiegand, who is the son of our President, has no written employment contract with the Company. If our Captain or President becomes unwilling or unable to continue to serve then operations would likely cease. If one or more members of our team were unable or unwilling to continue in their present roles our business would suffer or close down and investors would likely loose all money invested.

Mr. James B. Wiegand will contribute an average of approximately five hours per week to the affairs of the Company.

RISKS RELATED TO OUR INDUSTRY

SHAREHOLDERS ARE AT RISK THAT WE WILL BE UNABLE TO SUCCESSFULLY MARKET OUR SERVICE. WE HAVE NOT YET ESTABLISHED THAT OUR SERVICE WILL BE SAFE, EFFECTIVE OR ACCEPTED IN THE MARKET.

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales in the short term. We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A client or staff member could be injured or lost at sea in spite of precautions. In the event our company encounters a problem with its operations shareholders would likely lose their entire investment

WE INTEND TO UTILIZE OUR VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL BUT WE HAVE NOT YET IDENTIFIED OR ATTEMPTED TO COMPLY WITH ANY APPLICABLE CERTIFICATION OR LICENSING REQUIREMENTS OF ANY JURISDICTION.

Securing and maintaining licenses deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. Should this or any related requirement significantly delay or prevent us from generating revenue from our vessel and planned operations, then our cash reserves could become significantly depleted by delays necessary for further upgrades to our vessel in excess of the funds provided in our business plan. An unfavorable outcome in connection with this risk is possible, however we will not be in a position to predict the out come of such efforts until after applications and vessel modifications, if any, are made. In the event we are unable to comply, we could be forced to abandon efforts to secure licenses and certifications in Australia or other jurisdiction. A significantly unfavorable and continuing outcome in connection with these risks will likely cause an investor to loose his entire investment.

REGULATORY AUTHORITIES HAVE THE POWER TO INTRODUCE NEW REGULATIOINS THAT REQUIRE ADDITIONAL, AND POTENTIALLY EXPENSIVE COMPLIANCE. SINCE WE HAVE NO HISTORY WITH OUR SERVICE, WE MIGHT BE UNABLE OR UNWILLING TO COMPLY WITH SUCH NEW REGULATON.

Unanticipated changes in existing regulations or the adoption of new regulations could adversely affect the development and marketing of our service. Since we have no operating history, government regulation could cause unexpected delays and adversely impact our business in areas where our inexperience might lead to failure in complying with applicable requirements. Such failure to comply might also result in criminal prosecution, civil penalties, recall or seizure of our vessel, or partial or total suspension of operations. Any of these penalties could delay or prevent the promotion, marketing or sale of our service. We do not have lobbying or other resources to affect the course of such changes. If such future changes have an adverse impact on our service, the likelihood of our success could be damaged.

IF OUR COMPETITORS SUCCEED IN DEVELOPING COMPETING SERVICES EARLIER THAN WE DO, IN OBTAINING REGULATORY APPROVALS THAT MAY BECOME MANDANTORY FOR SUCH SERVICES MORE RAPIDLY THAN WE DO, OR IN DEVELOPING SERVICES THAT ARE MORE EFFECTIVE OR LESS EXPENSIVE THAN THE SERVICES WE DEVELOP, WE WILL HAVE DIFFICULTY COMPETING WITH THEM.

We might expend our resources to develop services that will face competition from our competitors and our services might not be successful in the marketplace. Our future success depends on our ability to timely identify new market trends and develop, introduce and support new and enhanced services on a successful and timely basis. We might not be successful in developing or introducing to the market our services.

EVEN IF WE PREPARE OUR YACHT FOR USE IN THE OPERATIONS OF THE SAILING SCHOOL AND OUR KEY PERSONNEL ARE AVALABLE LONG TERM, WE HAVE NOT YET DEMONSTRATED ANY MARKET ACCEPTANCE AND OUR SERVICE MIGHT NOT GAIN MARKET ACCEPTANCE AMONG THE POSSIBLY LIMITED NUMBER OF PEOPLE WHO WANT TO LEARN TO VOYAGE UNDER SAIL.

The degree of market acceptance will depend on a number of factors, including:

•	demonstration of the efficacy and safety of our training methods and planned curriculum;
•	cost-effectiveness;
•	potential advantages of alternative sailing schools which may offer similar opportunities;
•	the effectiveness of marketing through classified advertisements.
•	achieving market acceptance of our hands-on approach to the training of sailors.

OUR CAPTAIN, YACHT AND ALL COMPANY OPERATIONS ARE PRESENTLY UNINSURED AND WILL CONTINUE TO BE UNINSURED AND THUS WE ARE, AND WILL REMAIN, EXPOSED TO UNLIMITED POTENTIAL LIABILITY RISKS FROM CLIENTS, STAFF OR OTHERS.

Our planned sailing school operations create a risk of liability for injury or loss of life of participants. We manage our liability risks by following the proper protocols of good seamanship. We intend to operate without liability or asset loss or damage insurance. Such insurance is expensive and difficult to obtain. In the future, insurance coverage will not be available to us on acceptable terms, if at all. Further, without insurance our marketing efforts may not succeed and we may be barred from operating from otherwise available ports. As we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential liability claims we might not be able to commercialize our sailing school. If we face a future liability claim or loss of our uninsured yacht we will suffer a material adverse effect on our financial condition and will likely cease operations, close the sailing school and our investors would loose their entire investment.

Item 2. Description of Property

DESCRIPTION OF PROPERTY

We currently maintain office space of approximately 200 square feet located at 16200 WCR 18E, Loveland, Colorado, 80537, in the home office of our President at a monthly rate of $100 pursuant to verbal agreement. Rent is contributed. We do not foresee need for additional space.

Item 3. Legal Proceedings

There is no litigation or regulatory proceeding pending or threatened by or against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Our stock is not traded on any market. We will work with a market maker to apply to for a trading symbol and approval for quotation. Thereafter, a market for our registered common shares may develop.

HOLDERS

On August 31, 2007 there were approximately 13 holders of record of our common stock.

During the period from May 10, 2007 to November 10, 2007 we received Subscription Agreements and related investments from an additional 63 persons to purchase an additional 239,000 shares of our common stock at a purchase price of $0.25 per shares, all subject to our effective Registration Statement and  Prospectus.

In connection with this Initial Public Offering of our Common Shares, a total of 239,000 shares were sold by Management. As of  November 16, 2007, all proceeds, amounting to $59,750 have been deposited into our checking account.

Our Initial Public Offering closed on November 10, 2007.

As of the date of this report, there were approximately 76 holders of our common stock.

DIVIDENDS

We have not declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

WARRANTS OR OPTIONS

We have no outstanding warrant to purchase shares of our common stock.

EQUITY COMPENSATION PLANS

We currently have no equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

The following shares were issued under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated by the Securities and Exchange Commission:

On March 1, 2005, we issued to James B. Wiegand 100,000 shares of our common stock in consideration of $500 in fees and expenses incurred as part of organizing the Company.

On March 4, 2005 we issued to James B. Wiegand 1,150,000 shares of our common stock in exchange for our sailing vessel.

On September 20, 2005 we issued to Max Gould 600,000 shares of our common stock in consideration for his services valued at $24,000.

On September 20, 2005 we issued to Michael Wiegand, our Captain and son of James B. Wiegand, 700,000 shares of our common stock in consideration for his services valued at $28,000.

On September 20, 2005 we issued to Sonja Gouak 50,000 shares of our common stock in consideration for her services valued at $2,000.

On September 20, 2005 we issued to Martha Sandoval 50,000 shares of our common stock in consideration for her services valued at $2,000.

On March 30, 2006, we issued Mr. Craig A. Olsen 100,000 shares of our common stock in consideration for $10,000.

On March 30, 2006, we issued Mr. Craig K. Olsen 100,000 shares of our common stock in consideration for $10,000.

On March 30, 2006, we issued Mrs. Shirley Hale 100,000 shares of our common stock in consideration for $10,000.

On March 30, 2006, we issued Mr. Larry Willis 100,000 shares of our common stock in consideration for $10,000.

On March 30, 2006, we issued Mr. Neil Montagino 50,000 shares of our common stock in consideration for $5,000.

On March 30, 2006, we issued Mr. Roger May 50,000 shares of our common stock in consideration for $5,000.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We made no purchases of our equity securities nor were any such purchases made by any purchaser affiliated with us.

OUR TRANSFER AGENT

We have initiated negotiations in connection with the appoint of a transfer agent for our common shares. At the completions of these negotiations, we anticipate that a transfer agent will be responsible for all record-keeping and administrative functions in connection with our common shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Rosewind Corporation (the “Company”), which are included elsewhere in this Form 10-KSB. This Annual Report on Form 10-KSB contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-KSB or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Annual Report on Form 10-KSB or in documents incorporated by reference in this Quarterly Report on Form 10-QSB. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Plan of Operation

We plan to commence sailing school operations as soon as work on our vessel is completed and clients can be located and booked.

From March 1, 2005 (inception), through August 31, 2007 and the date of this Form 10-K
SB we had no operating revenues. Going forward, we intend to generate revenue from student tuition.

We believe that while our cost of operating as a public company is indeed higher than for a similar private company, our cost of capital as a public company will be less than it would be for a similar private company.

We believe that as our business grows only a small portion of our annual expenses will ultimately be composed of public company expenses.

We believe that Mr. Wiegand’s long experience with public companies will enable us to keep current with our reporting obligations with minimal use of outside consultants.

Our timeline for operations.

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

We believe that we will be most successful by advertising consistently each month during the one year period preceding our first training voyage. Our advertisements will contain our office phone number. Callers will either reach James Wiegand or a recorded message with an opportunity to leave a name and phone number for a return call. We have not, however, conducted any trial advertising to evaluate response rates, closing rates, booking procedures or any other aspect of our planned advertising and client booking activities.

Vessel Upgrades.

We believe that the original owners who custom built our vessel sailed her across the North Atlantic and later returned to the Americas to cruise the Caribbean, transit the Panama Canal and continue to Oregon. We understand that the next owner cruised Alaska, returned south to transit the Panama Canal once again before cruising Central America and Mexico and returning to Florida. The survey done on our vessel in 2005 states that the design and construction of our vessel is sound and that our vessel would have a replacement value of $320,000 as equipped. The survey states that our vessel needs proper ongoing maintenance to safely undertake ocean voyages in the future. Consistent with the surveyor’s recommendations we undertook a two month refit, which included installing a new diesel auxiliary engine. Our captain has found our vessel to be sound and seaworthy during his voyage from Florida to Ecuador. After minor modifications to the deck plan our captain single-handed our vessel from Ecuador to Australia and has thus demonstrated that our vessel can be sailed by our captain with no assistance from others. We believe this is key to our business plan in that the clients we are training will not need to contribute to the operation of the vessel should they become incapacitated during a voyage.

We completed the minimum offering on November 9 2007 raising over $56,000. This money is now available for use in our sailing school. We have budgeted $28,830 of those funds for repairs, maintenance and upgrades to our vessel and its equipment.

We will proceed in two phases.

Phase I refit budget is $10,230 to improve safety and reliability. We began this work in April of 2007.

As of the date of this report, we have substantially the following:

Engine work	$1,000
Electrical rewiring and new breakers	2,000
New Anchor chain	1,000
Running rigging	320
Tender and water maker maintenance	330
Welding and miscellaneous	380
Nautical charts and tables	600
Chain plate x-ray survey	600
Staff labor	4,000

Total Phase I	$10,230

Phase II budget is $18,600. For this work our vessel will be relocated to a specialty boatyard. Work on Phase II began during August of 2007. We plan to complete a cosmetic refurbishment along with a new dodger to augment creature comforts. While not necessary expenses from a seamanship perspective, this work will improve the marketability of our service, engender client confidence and foment a positive initial impression in the minds of arriving clients. Additionally, we need to procure detailed charts of the shoal waters, ports and passages throughout the entire region of our anticipated voyages.

We have scheduled the following Phase II work:

Dodger and Mainsail fabrication	$2,800
Haul-out and per-diem costs	1,700
Resurface deck and topsides	2,600
Refurbish gel coat	1,100
Repaint bottom	400
Additional Charts	2,000
Staff Labor	8,000
Total Phase II	$18,600

Cost of Operations.

Estimated Quarterly Operating Expenses (prior to first training voyage)

Staff	$4,000	(1)
Fuel and Phone	300
Provisions and Supplies	900
Travel and Lodging	1,500
Note Interest	450
Home Office Rent	300
Bookkeeper	200
Total	$7,600
_____________
 (1) included as labor in vessel upgrade

Estimated Quarterly Operating Expenses ( Assuming six, one week training voyages per Quarter)

Staff	$4,000
Fuel and Phone	500
Provisions and Supplies	2,700
Travel and Lodging	500
Note Interest	500
Home Office Rent	300
Bookkeeper	250

Total	$8,750

Estimated Public Company Costs

Annual Audit, Form 10-K, Form 10Qs	12,500
Annual Transfer agent	2,500
Annual legal	5,000
Total Annual Public Company Costs	$20,000

Our Expected Cash flow.

We estimate that our quarterly cash flow, without allowances for extraordinary events or ongoing maintenance and miscellaneous costs will be positive once we average six training voyages per quarter. The earliest date when a positive cash flow will occur is our third quarter of fiscal 2008.

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

Financial Condition and Results of Operation

We are a development stage company. We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of August 31, 2007 and the date of this report we have not yet booked any students or commenced any training voyages.

We recently initiated planned marketing efforts. An advertisement designed to attract students to our sailing school has been placed and has just started to run. As of the date of this report, we have seen no results from our advertising. We will continue to advertise. We anticipate that by continuing to advertise we can locate and  book students and thereafter begin generating revenue from training voyages.

However, we have had no operating revenues since inception, March 1, 2005 through August 31, 2007 and the date of this report.  We have incurred expenses totaling $138,072 as of August 31, 2007. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of  $138,072 as of August 31, 2007. As of the date of this report our losses continue to mount.

Our net loss decreased by $21,487 or 30% to $48,954 from $70,941 for the year ended August 31, 2007 compared with  the prior year ended August 31, 2006. This was primarily attributed the net effect of the following two factors:

1.
General and administrative expenses decreased by $44,858, or 69%, to $20,144 for the year ended August 31, 2007  from $65,002 for the prior year ended August 31, 2006. We partially attribute this decrease in expenses to the $8,231  increase in contributed services from a related party. We attribute the remaining decrease in General and administrative expenses to fewer front end expenses in connection with preparation of our Registration Statement during fiscal 2007, as compared with fiscal 2006, and to fewer expenses incurred with the start up of our company and the related private placement which occurred during fiscal 2006.

2.
Professional fees increased by $15,796 to $17,350 for the year ended August 31, 2007 from $1,554 for the prior year ended August 31, 2006. This is attributable to increased frequency and cost of accounting and auditing services incurred in connection the SEC review of our Registration Statement.

Liquidity and Capital Resources

As of the date of this report management has completed an Initial Public Offering of our common stock. The proceeds of the offering were transferred from escrow to our bank  on November 16, 2007. These funds are now available for operations and to pay anticipated future public company expenses and additional expenses that may  be incurred in connection with building a public market for our shares. There is no assurance that such a market will develop.

More details on our completed IPO are contained in the Subsequent Events footnote to our financial statements.

At August 31, 2007, which is prior to receiving  from escrow $59,750 representing our IPO proceeds, we had $23,358 in cash and a working capital deficit of  $17,509.  As of the date of this report our liquidity and capital resources are considerably improved.

Item 7. Financial Statements.

The financial statements and supplementary data required by this item are submitted on page 19 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Rosewind Corporation
(a development stage company)
Loveland, Colorado

We have audited the accompanying balance sheet of Rosewind Corporation (a development stage company) as of August 31, 2007 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended August 31, 2007 and 2006, and from inception on March 1, 2005 through August 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewind Corporation (a development stage company)
as of August 31, 2007, and the results of its operations and its cash flows for the years ended August 31, 2007 and 2006, and from inception on March 1, 2005 through August 31, 2007 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
November 5, 2007

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheet

August 31,
2007
Assets

Current Assets:
Cash	$23,358

Total current assets	23,358

Property and equipment, net	36,315

Total assets	$59,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued interest payable, related party	$4,726
Accounts payable	1,741
Loans payable to related party	34,400

Total current liabilities	40,867

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized,
3,150,000 shares issued and outstanding	145,500
Additional paid-in capital	11,461
Accumulated other comprehensive gain	417
Accumulated deficit	(500)
Deficit accumulated during development stage	(138,072)
Total shareholder’s equity	18,806

Total liabilities and shareholders' equity	$59,673

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2007	2006	2007

Revenue	$—	$—	$—

Operating expenses:
Professional fees	17,350	1,554	21,904
Contributed services, related party (Note 2)	9,396	1,965	9,396
General and administrative	20,144	65,002	102,046

Total operating expenses	46,890	68,521	133,346

Loss from operations	(46,890)	(68,521)	(133,346)

Other Income (Expense)
Interest expense	(2,064)	(1,920)	(4,726)

Total other expenses	(2,064)	(1,920)	(4,726)

Net loss	(48,954)	(70,441)	(138,072)

Other Comprehensive Income (Loss)

Gain on foreign currency exchange	417	—	417

Total Comprehensive Loss	$(48,537)	$(70,441)	$(137,655)

Basic and diluted loss per share	$(0.02)	$(0.03)

Basic and diluted weighted average
common shares outstanding	3,150,000	2,757,397

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Loss	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	$145,500	$11,461	$417	$(500)	$(138,072)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			March 1,
			2005
			(Inception)
	For The Year Ended		Through
	August 31,		August 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(48,954)	$(70,441)	$(138,072)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	6,420	6,421	15,513
Contributed capital to fund expenses	9,396	1,965	11,361
Common stock issued for services	—	56,000	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	1,000	(1,000)	—
Increase (decrease) in accounts payable
and accrued liabilities	4,222	(1,499)	6,884
Net cash used in
operating activities	(27,916)	(8,554)	(48,314)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(12,828)

Cash flows from financing activities:
Common stock issued for cash	—	50,000	50,000
Proceeds from related party loans	2,400	4,000	34,400
Net cash provided by
financing activities	2,400	54,000	84,400

Net change in cash	(25,516)	45,446	23,258

Cash, beginning of period	48,874	3,428	100

Cash, end of period	$23,358	$48,874	$23,358

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$56,000	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Rosewind Corporation (the “Company”) was initially incorporated on August 9, 2002 in the State of Colorado.  On August 13, 2005, the Company issued its sole officer and director 100,000 shares of its no par common stock as payment for $500 in fees and expenses incurred as part of organizing the Company.  During October 2002, the sole officer and director contributed $100 to the Company in order to open a bank account in the Company’s name.  Following the cash contribution, the Company remained inactive through June 1, 2004 when the corporation was dissolved.

In March 2005, the sole officer and director decided to reinstate the Company and develop an offshore sailing school near the Australian Great Barrier Reef.  Although the Company was officially reinstated with the State of Colorado on April 21, 2005, the accompanying financial statements report March 1, 2005 as the date of inception for accounting purposes, which was the date the Company commenced its operating activities.

b.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an August 31 year-end.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of August 31, 2007and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$22,200	$12,200
Related Party Accruals	1,400	-

Valuation allowance	(23,600)	(12,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Australian income tax rate to pretax income from continuing operations for the years ended August 31, 2007 and 2006 due to the following:

	2007	2006
Book Income	$(14,561)	$(27,472)
Meals and Entertainment	455	22
Stock for Services	660	21,450

Valuation allowance	13,446	6,000
	$-	$-

At August 31, 2007, the Company had net operating loss carryforwards of approximately $74,000 that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the August 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2007 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

f.  Development Stage

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of August 31, 2007 the Company has devoted substantially all of its efforts to financial planning and acquiring and reconditioning a sailing vessel.

g.  Property and Equipment

The Company’s capital assets consist of one sailing vessel, a 1982/86 Jason 35 Cutter rig, which is stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful life of the vessel and related improvements, ranging from five to ten years.  Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Fixed assets and related depreciation for the period are as follows:

August 31,
2007

Sailing vessel	$51,828

Accumulated depreciation	(15,513)

Total Fixed Assets	$36,315

Depreciation expense was $6,420 and $6,421 for the years ended August 31, 2007 and 2006, respectively.

h. Revenue Recognition

Revenue will be recognized when the services are provided and collection is reasonably assured.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i.  Newly Adopted Accounting Pronouncements (continued)

In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R) that became effective for the third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. FIN 48 is effective for the Company on January 1, 2007. Based on the Company’s evaluation and analysis, FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have an impact on its consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          i.  Newly Adopted Accounting Pronouncements (continued)

principles. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. FAS 157 is effective for fiscal years beginning after November 15, 2007.   The Company is currently evaluating the requirements and impact of FAS 157 on the Company’s consolidated financial statements, and will adopt the provisions on January 1, 2008. FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

Also in September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132- R” (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. FAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position . This statement is effective for the Company as of December 31, 2006, but did not have an impact on the Company’s consolidated financial statements as the Company does not sponsor a defined benefit pension or postretirement plan.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The adoption of this standard did not materially impact the Company’s consolidated financial statements.

j.  Equity Securities

Equity securities issued for services rendered have been accounted for at the fair market value of the securities on the date of issuance.

k.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2007

NOTE 2 -  RELATED PARTY TRANSACTIONS

As of August 31, 2007, the Company has a loan payable to the sole officer and director for $34,400 for working capital.  The loans carry a 6% interest rate, mature on demand and are unsecured.  Accrued interest payable on the loans totaled $4,726 as of August 31, 2007.  The Company plans to settle the loans with cash, the issuance of common stock, or a combination thereof.

For the period ended August 31, 2007 the sole officer of the Company contributed services valued at $7,271. This amount has been booked to additional paid in capital.

Additional paid in capital has been increased as a result of services and office space provided by the sole officer of the Company as well as for expenses paid by the officer on behalf of the Company.

NOTE 3 -   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a limited operating history.  These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

NOTE 4 -   SUBSEQUENT EVENT - INITIAL PUBLIC OFFERING COMPLETED

The Company completed its initial public offering of shares on November 9, 2007.  A total of 239,000 common shares were sold by management.  All the proceeds of the IPO amounting to $59,750 have been deposited in the Company's bank account.

Item 8. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures.

An evaluation as of the end of the period covered by this report was carried out, under the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

Item 8B. Other information.

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

 Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

NAME	POSITION	AGE
James B. Wiegand	President, Chief Financial Officer, Secretary and Director	61

BUSINESS EXPERIENCE

James B. Wiegand is a promoter of the company.

BUSINESS EXPERIENCE Following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. JAMES B. WIEGAND is our President and Sole Director since August 9, 2002. He is also president and director of several blank check and development stage companies including Pinel Bay Corporation, Ambermax Corporation and several similar entities. He obtained his Bachelor of Science in Mechanical Engineering at the University of Denver in 1969. Mr. Wiegand’s course work at the University of Denver included a minor in business. In 1972 Mr. Wiegand founded Solar Energy Research Corporation and took the company public in 1975, serving as president and director until October 1996. During the period from 1985 until 1992 Mr. Wiegand also held various sales, sales management, banking and investment banking positions with American Solar. Western Federal Savings and Loan, American Remodeling and RAF Financial. In 1992 Mr. Wiegand left employment as a stock broker with RAF Financial to reorganize Solar Energy Research for its 2,200 shareholders. In 1996 Solar Energy Research closed a $50,000,000 reverse acquisition of Telegen Corporation. During 1997 and 1998 Mr. Wiegand and family bought and refitted a sailboat for a one year cruise in the Bahamas. In 1998 Mr. Wiegand founded Dotsero Imports and spent the following two years importing and distributing a private label Tequila until the distillery was sold and the brand discontinued in 2000.

The following table summarizes Mr. Wiegand’s activities with blank check  and other companies during the past five years:

Company	Status	Date Filed 10SB12G	File no	Business Combination	Operating Status

Preferred Financial Resources (formerly Copper Corp.)	Delinquent	10/12/2001	000-33247	New Management 7/15/2002	Note 1

Akid Corporation	Current	9/15/1999	000-27333	New Management 6/9/2005	Note 2

Downside Up, Inc.	Current	2/28/2002	000-49896	New Management 7/9/2005	Note 3

Cytodyn Corporation (formerly Rexray Corp.)	Current	7/11/2002	000-49908	New Management 5/15/2002	Note 4

Jackray Corporation	Current	10/25/2005	0-51586	None	Note 5

Clair Coast Corporation	Current	10/25/2005	0-51586	None	Note 6

Pinel Bay	Current	11/28/2006	000-52204	None	Note 7

Ambermax Corporation	Current	02/05/2007	000-52447	None	Note 8

Ambermax II Corporation	Current	02/05/2007	000-52448	None	Note 9

See Accompanying notes below.

_______________
Note 1.
James Wiegand acquired control shares from CMS on 1/28/2002. New management was issued control shares in connection with Share Purchase Agreement. New management undertook an audit of its housing business. Further fillings to update progress of the transaction are delinquent.

Note 2.
James Wiegand acquired control shares from CMS on 1/28/2002. New management was issued control shares in exchange for control of its plant pharmaceutical company. Company has changed its name to Mazal Plant Pharmaceutical. New management has filed to register certain shares. Trades on pink sheets with symbol “MZPP”.

Note 3.	James Wiegand acquired control shares from CMS on 1/28/2002. Control shares were sold to new management. New management has not yet acquired an operating business.

Note 4.
James Wiegand incorporated Rexray Corporation and completed a private placement of common shares. Rexray acquired the assets of Cytodyn of New Mexico and changed its name to Cytodyn Corporation. New Management registered certain shares and is preparing to submit its AIDS infusion drug, Cytolin, for FDA Phase II/III Testing. Cytodyn’s common shares trade on the OTCBB with the symbol “CYDYE”.

Note 5.	James Wiegand incorporated Jackray Corporation and completed a private placement of common shares. Control shares were sold to new management on September 30, 2006

Note 6.	James Wiegand incorporated Claire Coast Corporation and completed a private placement of common shares. Control shares were sold to new management on September 30, 2006.

Note 7	James Wiegand Incorporated Pinel Bay Corporation and completed a private placement of common shares. To date Pinel Bay has been unable to complete a business combination.

Note 8	James Wiegand Incorporated Ambermax Corporation and completed a private placement of common shares. To date Ambermax has been unable to complete a business combination.

Note 9	James Wiegand Incorporated Ambermax II Corporation and completed a private placement of common shares. To date Ambermax II has been unable to complete a business combination.

Resume of Michael Wiegand

Michael Wiegand, age 20, rose early during grade school to set up his coffee stand to sell hot refreshments to passing commuters before catching the school bus. He participated in the “Gifted and Talented” program throughout elementary and middle school, authoring a school website under a federal grant that he independently applied for and obtained. Thereafter, age 10, Michael lived with his family aboard a forty-two foot sailing ketch, cruising the Bahamas for a year while home schooling. Upon returning to shore life in Colorado, Michael Wiegand completed extra-curricular courses in basic accounting, advertising and employee management and worked at the Boyd Lake Marina during the summer where he did general maintenance, serviced boats and sold gas. Self employed creating web sites, and delivering news papers, he left high school a few years early, passed his GED and scored well on the SAT. He opted not to enter college, choosing instead to work full time for Mechanical Insulation Systems, Inc, installing thermal insulation and later training and managing new employees. At age 17, Michael Wiegand refitted the Company’s thirty-five foot cutter and began the first leg of his sailing voyage, solo, bound for Australia. While Michael is a published writer, he holds no licenses or certificates which qualify him to work as an officer on any ship in any waters. He recently completed his solo voyage to Australia and is presently studying for his HAM radio license and preparing Six String to operate as a training vessel.

Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified. Other than the Father-Son relationship between James B. Wiegand and Michael Wiegand, there are no family relationships among the persons described below.

Item 10. Executive Compensation.
EXECUTIVE COMPENSATION

The following table presents all information regarding the compensation awarded to, earned by, or paid to named executive offices for the fiscal year ended August 31, 2007 and during the last three fiscal years.

SUMMARY COMPENSATION TABLE

				Long Term	All Other
		Annual Compensation		Compensation Awards	Compensation ($)
					Securities
Name and				Restricted Stock	Underlying
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)

James B.	2007	0	0	0	0
Wiegand	2006	0	0	0	0
President, Secretary	2005	500(1)	0	0	0
and Director	2004	0	0	0	0
_____________

(1) James B. Wiegand received 100,000 shares for $500 in fees and expenses paid on behalf of the Company during 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

 The following table lists, as of August 31, 2007, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,150,000 shares of common stock which we have authorized for issuance. Unless otherwise indicated, the business address of each such person is c/o Rosewind Corporation, 16200 WCR 18E, Loveland, Colorado 80537.

OFFICERS, DIRECTORS	NUMBER	BENEFICIAL
AND 5% STOCKHOLDERS	OF SHARES	OWNERSHIP (%)

James B. Wiegand	1,250,000(1)*	39.7%

Katherine Gould	600,000 (2)	19.0%

Michael Wiegand	700,000(3)	22.2%

All directors and executive officers as a group (1 person)	1,250,000*	39.7%

________________________

(1) James B. Wiegand, our President received 100,000 shares of our common stock in consideration for his services and an additional 1,150,000 shares in consideration for our sailing vessel.
(2) Katherine Gould received 600,000 shares of our common stock from the estate of her husband, Max Gould. The shares were originally issued to Max Gould in consideration for his services rendered.
(3) Michael Wiegand, son of our President, received 700,000 shares of our common stock as compensation for his services rendered as Captain.

Item 12. Certain Relationships and Related Transactions.

On March 1, 2005, we issued to James B. Wiegand 100,000 shares of our common stock in consideration of $500 in fees and expenses incurred as part of organizing the Company.

On March 4, 2005 we issued to James B. Wiegand 1,150,000 shares of our common stock in exchange for our sailing vessel.

On September20, 2005 we issued to Max Gould 600,000 shares of our common stock in consideration for his services valued at $24,000.

On September20, 2005 we issued to Michael Wiegand, our Captain and son of James B. Wiegand, 700,000 shares of our common stock in consideration for his services valued at $28,000.

On September20, 2005 we issued to Sonja Gouak 50,000 shares of our common stock in consideration for her services valued at $2,000.

On September20, 2005 we issued to Martha Sandoval 50,000 shares of our common stock in consideration for her services valued at $2,000.

On March 30, 2006, we issued Mr. Craig A. Olson 100,000 shares of our common stock in consideration for $10,000.

On March 30, 2006, we issued Mr. Craig K. Olson 100,000 shares of our common stock in consideration for $10,000.

On March 30, 2006, we issued Mrs. Shirley Hale 100,000 shares of our common stock in consideration for $10,000.

On March 30, 2006, we issued Mr. Larry Willis 100,000 shares of our common stock in consideration for $10,000.

On March 30, 2006, we issued Mr. Neil Montagino 50,000 shares of our common stock in consideration for $5,000.

On March 30, 2006, we issued Mr. Roger May 50,000 shares of our common stock in consideration for $5,000.

Other than as set forth above, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	any of our directors or officers;
•	any person proposed as a nominee for election as a director;
•	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or
•	any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 13. Exhibits and Reports of Form 8-K

Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on 8-K

No reports were filed on Form 8-K this fiscal year.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed during the fiscal years ended August 31, 2007 and 2006 for professional services rendered by our principal accounting firm, H.J. Associates for the audit of or financial statements included in Form 10-KSB and for the review of the interim financial statements included in Form 10-QSB were approximately $18,600 and $8,867 respectively. Included here are fees associated with the review of a registration statement filed with the SEC and the related issuance of independent accountant consent letters.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

DATE: November 21, 2007	By:	/s/ James B. Wiegand
James B. Wiegand President