Form 10QSB/A
period 2007-05-31
Rosewind CORP
filed 2007-12-26
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB/A
Amendment No. 1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  []     No [X]

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

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

This amendment is being filed to clarify that Rosewind Corporation is NOT a shell registrant.  It was mistakenly reported on our original filing of Form 10-QSB on July 13, 2007 for the quarter ended May 31, 2007 that we fell into that category.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

31.1:	Certification of Principal Executive and Financial Officer
32.1:	Section 1350 Certification

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

December 26, 2007	By:	/s/ James B. Wiegand
James B. Wiegand
President