Form 10QSB
period 2007-11-30
Rosewind CORP
filed 2008-01-11
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2007	Commission File Number 333-139933

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

16200 WCR 18E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     [X]             No [ ]

Number of shares of common stock outstanding as of January 10, 2008:  3,389,000 shares

Transitional Small Business Format:   Yes [ ]       No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  []     No [X]

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheet
(Unaudited)

November 30,
2007
Assets

Current Assets:
Cash	$69,095
Prepaid asset	136

Total current assets	69,231

Property and equipment, net	38,271

Total assets	$107,502

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued interest payable, related party	$5,242
Accounts payable	3,496
Loans payable to related party	34,400

Total current liabilities	43,138

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized,
3,389,000 shares issued and outstanding	205,250
Additional paid-in capital	12,761
Accumulated other comprehensive gain	684
Accumulated deficit	(500)
Deficit accumulated during development stage	(153,831)
Total shareholder’s equity	64,364

Total liabilities and shareholders' equity	$107,502

See accompanying notes to condensed financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2007	2006	2007

Revenue	$—	$—	$—

Operating expenses:
Professional fees	5,920	3,568	27,824
Contributed services, related party (Note 3)	1,300	—	10,696
General and administrative	8,023	3,439	110,069

Total operating expenses	15,243	7,007	148,589

Loss from operations	(15,243)	(7,007)	(148,589)

Other Income (Expense)
Interest expense	(516)	(503)	(5,242)

Total other expenses	(516)	(503)	(5,242)

Net loss	(15,759)	(7,510)	(153,831)

Other Comprehensive Income (Loss)

Gain on foreign currency exchange	267	—	684

Total Comprehensive Loss	$(15,492)	$(7,510)	$(153,147)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	3,203,111	3,150,000

See accompanying notes to condensed financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

Deficit

Accumulated
Accumulated

Additional
Other
During

Common Stock
Paid-in
Comprehensive
Accumulated
Development

Shares
Amount
Capital
Gain
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

 Common stock issued for cash

 at $0.10 per share
500,000	50,000	—	—	—	—

 Contributed capital
—	—	1,965	—	—	—

 Net loss, year ended August 31, 2006
—	—	—	—	—	(70,441)

 Balance at August 31, 2006
3,150,000	145,500	2,065	—	(500)	(89,118)

 Contributed capital
—	—	925	—	—	—

 Office space contributed by an officer.
—	—	1,200	—	—	—

 Services contributed by an officer
—	—	7,271	—	—	—

 Foreign currency exchange gain
—	—	—	417	—	—

 Net loss, year ended August 31, 2007
—	—	—	—	—	(48,954)

 Balance at August 31, 2007
3,150,000	145,500	11,461	417	(500)	(138,072)

 Common stock issued for cash

 at $0.25 per share (unaudited)
239,000	59,750	—	—	—	—

 Office space contributed by an officer

 (unaudited)
—	—	300	—	—	—

 Services contributed by an officer (unaudited)
—	—	1,000	—	—	—

 Foreign currency exchange gain (unaudited)
—	—	—	267	—	—

 Net loss, quarter ended November 30, 2007

 (unaudited)
—	—	—	—	—	(15,759)

 Balance at November 30, 2007 (unaudited)
3,389,000	$205,250	$12,761	$684	$(500)	$(153,831)
See accompanying notes to condensed financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(15,759)	$(7,510)	$(153,831)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	1,682	1,605	17,195
Contributed capital to fund expenses	1,300	333	12,661
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(136)	—	(136)
Increase (decrease) in accounts payable
and accrued liabilities	2,538	1,929	9,422
Net cash used in
operating activities	(10,375)	(3,643)	(58,689)

Cash flows from investing activities:
Cash paid for fixed assets	(3,638)	—	(16,466)
Net cash used in
investing activities	(3,638)	—	(16,466)

Cash flows from financing activities:
Common stock issued for cash	59,750	—	109,750
Proceeds from related party loans	—	1,500	34,400
Net cash provided by
financing activities	59,750	1,500	144,150

Net change in cash	45,737	(2,143)	68,995

Cash, beginning of period	23,358	48,874	100

Cash, end of period	$69,095	$46,731	$69,095

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to condensed financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
November 30, 2007
Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-KSB.  Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

Note 3  Related Party Transactions

As of November 30, 2007, the Company has a loan payable to the sole officer and director for $34,400 for working capital.  The loans carry a 6% interest rate, mature on demand and are unsecured.  Accrued interest payable on the loans totaled $5,242 as of November 30, 2007.  The Company plans to settle the loans with cash, the issuance of common stock, or a combination thereof.

For the period ended November 30, 2007 the sole officer of the Company contributed services valued at $1,300. This amount has been booked to additional paid in capital.

Note 4  Common stock transactions

The Company completed its initial public offering of shares on November 9, 2007.  A total of 239,000 common shares were sold by management.  All the proceeds of the IPO amounting to $59,750 were deposited in the Company's bank account.

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

We have filed a Registration Statement on Form SB-2 to register shares offered to the public by management. Our Registration statement became effective on May 10, 2007. We closed the offering on November 10, 2007. Offering proceeds were $59,750 from thesale of 239,000 shares at the price of $0.25 per share.

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

Marketing of our Service

Our President will book clients. We will utilize classified advertisements in sailing magazines. Our first advertisement appeared in the classified advertisement section of Cruising World Magazine, December  2007 edition, under “Offshore Passage Opportunities.”  Further, we have printed a brochure and launched an internet website to communicate with potential student crew. The website address is:  www.rosewindsailanddive.com. We plan to link our website to the web version of our Cruising World classified advertisement.
We are currently searching for opportunities to enter into a joint venture with one or more fixed base sailing schools or charter bareboat operators that already have resources, reputation and existing clients. Specifically, we are looking for a joint venturer who will provide the following services:

Client screening and booking

Training in Beginner and Intermediate Sailing Skills.

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

From March 1, 2005 (inception), through November 30, 2007 and the date of this quarterly report, we had no operating revenues. Going forward, we intend to generate revenue from student tuition.

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

Marketing expenses are budgeted at $250 per month which began in the fourth quarter of 2007.  We believe we can reach an enthusiastic and qualified group of prospective clients through classified advertising in sailing magazines that cater to people who dream of someday crossing oceans in their own cruising boat. We believe this is a cost effective way to reach adventurous boaters who have serious sailing ambitions.

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

Financial Condition and Results of Operation.

We had no operating revenues from March 1, 2005 (inception) through November 30, 2007 and the date of this report. Total expenses since inception were $153,831. Such expenses consisted primarily of salaries, professional fees, cost to complete our Registration Statement and costs incurred to refurbish and relocate our sailing vessel .

General and Administrative expenses increased by $4,584 to $8,023 for the quarter ended November 30, 2007, or 157 % from $3,439 for the three months ended November 30, 2006. This was primarily attributed to increased costs of accounting, legal and other expenses in connection with our Registration Statement.

Our Net Loss increased by $8,249 to $15,759 for the quarter ended November 30, 2007, or 110%, from $7,510 for the three months ended November 30, 2006. This was primarily attributed to costs incurred for maintenance and refit of our vessel and to our increased General and Administrative expenses associated with our Registration Statement.

Liquidity and Capital Resources

At November 30, 2008 we had cash and prepaid expenses of $69,231. As of November 30, 2007 we had working capital of $26,093. We may need to raise additional capital. While we will undertake best efforts to raise the capital necessary to fund our operations, there can be no assurances that we will be successful in these efforts.

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

ROSEWIND CORPORATION (Registrant)

January 11, 2008	By:	/s/ James B. Wiegand
James B. Wiegand
President