Form 10QSB/A
period 2007-11-30
Rosewind CORP
filed 2008-03-11
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB/A
Amendment No. 1

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2007	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer Identification No.)

16200 WCR 18E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ X ]       No [ ]

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

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

    This amendment is being filed to clarify that Rosewind Corporation is a shell registrant.  It was reported on our original filing of Form 10-QSB on January 11, 2008 for the quarter ended November 30, 2007 that we did not fall into that category.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

31.1:	Certification of Principal Executive and Financial Officer
32.1:	Section 1350 Certification
99.1	Letter from Counsel regarding NASD Compliance

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

March 11, 2008	By:	/s/ James B. Wiegand
James B. Wiegand
President