Form 10QSB
period 2008-02-29
Rosewind CORP
filed 2008-04-11
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 29, 2008                                          Commission File Number 000-53121

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    [ X ]             No [ ]

Number of shares of common stock outstanding as of February 29, 2008:   3,389,000 shares

Transitional Small Business Format:   Yes [ ]       No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ ]     No [X]

ROSEWIND CORPORATION
(A Development Stage Company)

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheet

	February 29,	August 31,
	2008	2007
	(Unaudited)
Assets

Current Assets:
Cash	$58,031	$23,358
Prepaid asset	205	—

Total current assets	58,236	23,358

Property and equipment, net	36,552	36,315

Total assets	$94,788	$59,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued interest payable, related party	$5,758	$4,726
Accounts payable	—	1,741
Loans payable to related party	34,400	34,400

Total current liabilities	40,158	40,867

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized,
3,389,000 shares issued and outstanding	205,250	145,500
Additional paid-in capital	14,136	11,461
Accumulated other comprehensive gain	712	417
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(164,968)	(138,072)
Total shareholder’s equity	54,630	18,806

Total liabilities and shareholders' equity	$94,788	$59,673

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	February 29,	February 28,	February 29,	February 28,	February 29,
	2008	2007	2008	2007	2008

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Professional fees	2,353	5,919	8,273	9,487	30,177
Contributed services, related party (Note 3)	1,375	—	2,675	—	12,071
General and administrative	6,893	9,038	14,916	12,477	116,962

Total operating expenses	10,621	14,957	25,864	21,964	159,210

Loss from operations	(10,621)	(14,957)	(25,864)	(21,964)	(159,210)

Other Income (Expense)
Interest expense	(516)	(529)	(1,032)	(1,032)	(5,758)

Total other expenses	(516)	(529)	(1,032)	(1,032)	(5,758)

Net loss	(11,137)	(15,486)	(26,896)	(22,996)	(164,968)

Other Comprehensive Income (Loss)

Gain on foreign currency exchange	28	—	295	—	712

Total Comprehensive Loss	$(11,109)	$(15,486)	$(26,601)	$(22,996)	$(164,256)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	3,389,000	3,150,000	3,297,383	3,150,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Gain	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	(500)	(138,072)

Common stock issued for cash
at $0.25 per share (unaudited)	239,000	59,750	—	—	—	—

Office space contributed by an officer
(unaudited)	—	—	600	—	—	—

Services contributed by an officer (unaudited)			—	—	2,075	—	—

Foreign currency exchange gain (unaudited)			—	—	—	295	—

Net loss, quarter ended February 29, 2008
(unaudited)	—	—	—	—	—	(26,896)

Balance at February 29, 2008 (unaudited)	3,389,000	$205,250	$14,136	$712	$(500)	$(164,968)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Six Months Ended		Through
	February 29,	February 28,	February 29,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(26,896)	$(22,996)	$(164,968)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	3,401	3,210	18,914
Contributed capital to fund expenses	2,675	6,150	14,036
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(205)	500	(205)
Increase (decrease) in accounts payable
and accrued liabilities	(414)	3,125	6,470
Net cash used in
operating activities	(21,439)	(10,011)	(69,753)

Cash flows from investing activities:
Cash paid for fixed assets	(3,638)	—	(16,466)
Net cash used in
investing activities	(3,638)	—	(16,466)

Cash flows from financing activities:
Common stock issued for cash	59,750	—	109,750
Proceeds from related party loans	—	2,400	34,400
Net cash provided by
financing activities	59,750	2,400	144,150

Net change in cash	34,673	(7,611)	57,931

Cash, beginning of period	23,358	48,874	100

Cash, end of period	$58,031	$41,263	$58,031

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2008

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-KSB.  Operating results for the six months ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

Note 3:  Related Party Transactions

As of February 29, 2008, the Company has a loan payable to the sole officer and director for $34,400 for working capital.  The loans carry a 6% interest rate, mature on demand and are unsecured.  Accrued interest payable on the loans totaled $5,758 as of February 29, 2008.  The Company plans to settle the loans with cash, the issuance of common stock, or a combination thereof.

For the period ended February 29, 2008 the sole officer of the Company contributed services valued at $2,675. This amount has been booked to additional paid in capital.

Note 4:  Common stock transactions

The Company completed its initial public offering of shares on November 9, 2007.  A total of 239,000 common shares were sold by management.  All the proceeds of the IPO amounting to $59,750 were deposited in the Company's bank account.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2008

Note 5:  Income Taxes

The Company has adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures.  The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  No prior periods are yet subject to examination as the initial returns for the Company have not yet been filed.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

ROSEWIND CORPORATION
 (A Development Stage Company)

Part I. Item 2.  Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Rosewind Corporation (the “Company”), which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

To date, we have borrowed money from our President and we have conducted a private placement and an IPO of our shares to provide funds to start our business.

We have filed a Registration Statement on Form SB-2 to register shares offered to the public by management. Our Registration statement became effective on May 10, 2007. We closed the offering on November 10, 2007. Offering proceeds were $59,750 from the sale of 239,000 shares at the price of $0.25 per share.

We are spending up to $35,000 of cash from proceeds from this offering to upgrade our vessel for improved safety, comfort and appearance. As of the date of this report the upgrades are substantially complete and we have begun advertising the availability of training voyages. To date we have been unsuccessful in signing up students and therefore we have not yet begun generating revenue from students.

As we were unable to locate students in Australia, our Captain single handedly completed our first scheduled voyage from Sydney, Australia to Nelson, New Zealand. As of the date of this report we are advertising the next voyage which is planned to depart shortly from New Zealand bound for Tahiti. We are continuing our marketing efforts but there is no assurance that we will be able to locate students or generate revenue on this or any voyage.

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

Marketing of our Service

Our President will book clients. We will utilize classified advertisements in sailing magazines. Our first advertisement appeared in the classified advertisement section of Cruising World Magazine, December 2007 edition, under “Offshore Passage Opportunities.” As of the date of this report we are continuing to advertise in Cruising World.  Further, we have printed a brochure and launched an internet website to communicate with potential student crew. The website address is:  www.rosewindsailanddive.com. We plan to link our website to the web version of our Cruising World classified advertisement.

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

From March 1, 2005 (inception), through February 29, 2008 and the date of this quarterly report, we had no operating revenues. Going forward, we intend to generate revenue from student tuition.

Our timeline for operations.

Subject to local weather conditions we plan to generate revenue as soon as work on our vessel is completed and clients can be located and booked.

Assuming that the typhoon season imposes usual seasonal limitations for the operation of small sailing vessels offshore, and success in locating and booking students, we foresee initial revenues from sailing school clients on the upcoming voyage from New Zealand to Tahiti.

We expect expenses for marketing, vessel maintenance, operations and public company costs to be substantial. We are making efforts to keep costs to a minimum consistent with the requirements of safety at sea and good seamanship.

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

Potential crew and yacht owners use classified advertisements as one method to locate a sailboat with plans for a specific voyage where they may gain experience. Generally, this is arranged by paying a portion of the expenses of the voyage. Our target client will likely be a novice sailing enthusiast looking to join the crew of such a boat or who is shopping for, or has just purchased a cruising sailboat. Another potential target market is professional seamen whishing to build “hours at sea” in connection with licensing requirements, however, we have this far been unable to service any of these potential markets successfully.

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

Estimated Quarterly Operating Expenses (Assuming six, one week training voyages per Quarter)

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

Financial Condition and Results of Operation.

We had no operating revenues from March 1, 2005 (inception) through February 29, 2008 and the date of this report. Total expenses since inception were $164,968. Such expenses consisted primarily of salaries, professional fees, cost to complete our Registration Statement and costs incurred to refurbish and relocate our sailing vessel .

General and Administrative expenses decreased by $2,145 to $6,893 for the quarter ended February 29, 2008, or 24 % from $9,038 for the three months ended February 28, 2007. This was primarily attributed to lower costs of accounting, legal and other expenses.

Our Net Loss decreased by $4,349 to $11,137 for the quarter ended February 29, 2008, or 28%, from $15,486 for the three months ended February 28, 2007. This was primarily attributed to lower costs incurred for maintenance and refit of our vessel and to lower General and Administrative expenses.

Liquidity and Capital Resources

At February 29, 2008 we had cash and prepaid expenses of $58,236. As of February 29, 2008 we had working capital of $18,078. We may need to raise additional capital. While we will undertake best efforts to raise the capital necessary to fund our operations, there can be no assurances that we will be successful in these efforts.

Part I. Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our Chief Executive Officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no changes in our internal controls or in other factors that could materially affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer, who is our principal executive officer and our principal financial officer.

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

ROSEWIND CORPORATION (Registrant)

April 14, 2008	By:	/s/ James B. Wiegand
James B. Wiegand
President