Form 10QSB
period 2008-05-31
Rosewind CORP
filed 2008-07-15
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2008	Commission File Number: 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     [X]        No [ ]

Number of shares of common stock outstanding as of July 9, 2008: 3,389,000 shares

Transitional Small Business Format:   Yes [ ]        No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [  ]   No [X]

ROSEWIND CORPORATION
(A Development Stage Company)

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	May 31,	August 31,
	2008	2007
	(Unaudited)
Assets

Current Assets:
Cash	$43,618	$23,358
Prepaid asset	155	—

Total current assets	43,773	23,358

Property and equipment, net	38,336	36,315

Total assets	$82,109	$59,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued interest payable, related party	$6,324	$4,726
Accounts payable	—	1,741
Security deposit	500	—
Loans payable to related party	37,500	34,400

Total current liabilities	44,324	40,867

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized,
3,389,000 and 3,150,000 shares issued and outstanding, respectively	205,250	145,500
Additional paid-in capital	15,176	11,461
Accumulated other comprehensive gain	712	417
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(182,853)	(138,072)
Total shareholder’s equity	37,785	18,806

Total liabilities and shareholders' equity	$82,109	$59,673

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	May 31,		May 31,		May 31,
	2008	2007	2008	2007	2008

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Professional fees	8,514	5,429	16,787	14,916	38,691
Contributed services, related party (Note 3)	600	300	3,275	900	12,671
General and administrative	8,205	8,011	23,121	19,887	125,167

Total operating expenses	17,319	13,740	43,183	35,703	176,529

Loss from operations	(17,319)	(13,740)	(43,183)	(35,703)	(176,529)

Other Income (Expense)
Interest expense	(566)	(516)	(1,598)	(1,548)	(6,324)

Total other expenses	(566)	(516)	(1,598)	(1,548)	(6,324)

Net loss	(17,885)	(14,256)	(44,781)	(37,251)	(182,853)

Other Comprehensive Income (Loss)

Gain on foreign currency exchange	—	482	295	482	712

Total Comprehensive Loss	$(17,885)	$(13,774)	$(44,486)	$(36,769)	$(182,141)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	3,389,000	3,150,000	3,297,383	3,150,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Gain	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	(500)	(138,072)

Common stock issued for cash
at $0.25 per share (unaudited)	239,000	59,750	—	—	—	—

Office space contributed by an officer
(unaudited)	—	—	900	—	—	—

Services contributed by an officer (unaudited)	—	—	2,375	—	—	—

Contributed capital (unaudited)	—	—	440	—	—	—

Foreign currency exchange gain (unaudited)	—	—	—	295	—	—

Net loss, quarter ended May 31, 2008
(unaudited)	—	—	—	—	—	(44,781)

Balance at May 31, 2008 (unaudited)	3,389,000	$205,250	$15,176	$712	$(500)	$(182,853)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Nine Months Ended		Through
	May 31,		May 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(44,781)	$(37,251)	$(182,853)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	5,445	4,815	20,958
Contributed capital to fund expenses	3,715	7,850	15,076
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services.	(155)	750	(155)
Increase (decrease) in accounts payable
and accrued liabilities	652	2,030	7,536
Net cash used in
operating activities	(35,124)	(21,806)	(83,438)

Cash flows from investing activities:
Cash paid for fixed assets	(7,466)	—	(20,294)
Net cash used in
investing activities	(7,466)	—	(20,294)

Cash flows from financing activities:
Common stock issued for cash	59,750	—	109,750
Proceeds from related party loans	3,100	2,400	37,500
Net cash provided by
financing activities	62,850	2,400	147,250

Net change in cash	20,260	(19,406)	43,518

Cash, beginning of period	23,358	48,874	100

Cash, end of period	$43,618	$29,468	$43,618

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-KSB.  Operating results for the nine months ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

Note 3:  Related Party Transactions

As of May 31, 2008, the Company has a loan payable to the sole officer and director for $37,500 for working capital.  The loans carry a 6% interest rate, mature on demand and are unsecured.  Accrued interest payable on the loans totaled $6,324 as of May 31, 2008.  The Company plans to settle the loans with cash, the issuance of common stock, or a combination thereof.

For the period ended May 31, 2008 the sole officer of the Company contributed services valued at $3,275. This amount has been booked to additional paid in capital.

Note 4: Common stock transactions

The Company completed its initial public offering of shares on November 9, 2007.  A total of 239,000 common shares were sold by management.  All the proceeds of the IPO amounting to $59,750 were deposited in the Company's bank account.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2008

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

Note 6:  Newly Adopted Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounted Principles that becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in accordance with generally accepted accounting principles.  The adoption of this standard will not materially impact the Company’s financial statements.

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

We continue to upgrade our vessel and have continued to advertise the availability of training voyages. To date our advertising has been generally unsuccessful. In late May, however, we received an inquiry from our advertisement in Cruising World which resulted in our first booking. Accordingly, during the second week of June 2008, our vessel left New Zealand bound for New Caledonia with our Captain and one Student aboard. The voyage was completed on June 24, 2008. To date we have been generally unsuccessful in signing up students because of poor response to our advertisement. In response, we have instructed Cruising World to add a photo of our vessel above the add and also to change copy. As of the date of this report, we are advertising our next training voyage which is to depart shortly from New Caledonia bound for New Zealand. There is no assurance that we will be able to locate and book students or generate revenue on this or any voyage we undertake.

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

We plan to continue sailing school operations now that our vessel upgrades are substantially complete.

On May 30, 2008 we received and deposited a $500 check from an unrelated third party. The check secured a berth for our first student aboard our training voyage from New Zealand to New Caledonia. The voyage was completed under arrangements tailored to the students limited budget. While this one-time, share expense basis did not result in any net revenue to the Company, we gained experience and were able to initiate training operations. From March 1, 2005 (inception), through May 31, 2008 we have had no other deposits or operating revenue. Going forward we plan to generate revenue from student tuition.

Subject to local weather conditions, scheduled maintenance haul-outs and other factors which may from time to time negatively impact our scheduled voyages, we plan to generate revenue from student/crew as they can be located and booked.

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

Financial Condition and Results of Operation.

We had no operating revenues from March 1, 2005 (inception) through May 31, 2008 and the date of this report other than as follows. In May, 2008 we received and deposited a $500 check from an unrelated third party. The check secured a berth for our first student aboard our training voyage from New Zealand to New Caledonia. The voyage was completed in June 2008, on a one-time share expense basis and thus did not result in any net revenue.

Total expenses since inception were $182,853. Such expenses consisted primarily of salaries, professional fees, costs to complete our Registration Statement, costs incurred in connection with the quotation of our common shares on the OTCBB and costs incurred to refurbish and relocate our sailing vessel.

General and administrative expenses increased by $194 to $8,205 for the quarter ended May 31, 2008, or 2% from $8,011 for the three months ended May 31, 2007. This was primarily attributed accounting expenses.

Our Net Loss increased by $3,629  to $17,885 for the quarter ended May 31, 2008, or 28%, from $14,256 for the three months ended May 31, 2007. This was primarily attributed to higher costs incurred for maintenance and refit of our vessel and to higher General and Administrative expenses.

Liquidity and Capital Resources

At May 31, 2008 we had cash and prepaid expenses of  $43,773. As of May 31, 2008 we had working capital of $36,949. We may need to raise additional capital. While we will undertake best efforts to raise the capital necessary to fund operations, there can be no assurances that we will be successful in these efforts.

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

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

        No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

31.1	Certification of Principal Executive and Financial Officer
32.1	Section 1350 Certification

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

July 14, 2008	By:	/s/ James B. Wiegand
James B. Wiegand
President