Form 10-K
period 2008-08-31
Rosewind CORP
filed 2008-11-12
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year  Ended  August 31, 2008

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
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     [X]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.( X)

State issuer’s revenues for the most recent fiscal year: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [ ]     No [X]

The aggregate market value of the voting stock held by non-affiliates (2,139,000 shares of no par value Common Stock) was $ 684,480 as of September 24, 2008. The stock price for computation purposes was $ 0.32 per share, based on the fact that the final trade for the Registrant’s Common Shares on the OTCBB on September 24, 2008 was at $ 0.32 per share. The value is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date, November 7, 2008 was: 3,389,000 shares.

ROSEWIND CORPORATION
 (A Development Stage Company)

FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2008

TABLE OF CONTENTS

PART I	Page

Item 1. Description of Business	3
Item 2. Description of Property	9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	11

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	10
Item 6. Management’s Discussion and Analysis or Plan of Operation	12
Item 7. Financial Statements	15
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	28
Item 8A. Contols and Procedures	28
Item 8B. Other Information	29

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	29
Item 10. Executive Compensation	32
Item 11. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters	32
Item 12. Certain Relationships and Related Transactions	33
Item 13. Exhibits	34
Item 14. Principal Accountant Fees and Services	34

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

We have borrowed money from our President and we have conducted a private placement and an IPO to provide funds to start our business and upgraded our vessel and its equipment.

Our vessel has just three usable berths while at sea. We plan to generate revenue from our sailing school, utilizing the services of our captain to operate our vessel on offshore voyages to intensely train two students. Our business model indicates we can achieve a positive cash flow as a public company if we can successfully sell and deliver, each quarter, six one week voyages with two students training on each voyage.

We have placed classified advertising in sailing magazines, mailed our brochure and conducted telephone sales to book students from our office in Colorado. We have been attempting to generate revenue from students since February 2008, but as August 31, 2008 and the date of this report we have trained one student on a  two week voyage during early June.

Securing and maintaining any licenses that may  be deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. In the event we are unable or unwilling to comply, we could be forced to abandon efforts to secure licenses and certifications in Australia or other jurisdictions. This and numerous additional factors may delay or prevent us from generating revenue from our vessel and planned operations and our cash reserves could be depleted. An unfavorable outcome in connection with these and other  risks is possible, however we are not presently able to predict the out come.

 Principal Services and their Markets

The Company’s mission is to teach offshore sailing. Our philosophy is that people learn to sail across oceans best by direct experience. The “learn by doing experience” will enable the successful graduate to enjoy offshore cruising at a reduced level of risk by methodically preparing themselves and their boat.

Our unique curriculum consists of a  fast track experience for up to two student sailors who will voyage for a  week or more under the direction of our Captain, Michael Wiegand. Topics covered will include:

·       Marine Environment and Safety at Sea
·       Life Rafts and Ditch Bags
·       Medical Preparedness and First Aid
·       Features off Offshore Capable Vessels
·       Rigging and Deck Gear
·       Tools, Mechanical and Electrical Skills
·       Sails, Rope work and Sewing
·       Sail Handling
·       12 Volt Electrical Systems
·       Boat Electronics, Instruments, Radio and Radar
·       Auxiliary Diesel Maintenance and Repair

·       Heavy Weather Seamanship
·       Weather, Pilot Charts and Navigation
·       Passagemaking
·       Boat Maintenance, Provisioning and Waste Disposal
·       Ships Papers, Zarpes and Permits

The tuition is US$1,750 per person, all inclusive. Students must provide their own air fare to and from the boat and must further provide their own clothing and personal safety equipment.

Marketing of our Service

Our President will book students and deposit prepaid tuition or deposits into the company’s bank account. He will utilize classified advertisements in sailing magazines to generate phone calls from potential students. We then mail a two page brochure, “crew data sheet” and a custom letter to prospective students. We have posted our brochure on our website:  www.rosewindsailanddive.com

Competition

We may face competition from other companies that advertise in the classified section of sailing magazines for the limited number of potential students. We have not done any study of the training programs offered by other companies or informally by individual boat owners. We may face competition from sailing schools or individual boat owners offering larger and newer vessels, more experienced staff, greater business experience and asset and liability insurance, We have none of these resources. In addition, we will face competition based on numerous factors including marketing and sales capability from larger companies. We have only limited experience in these areas at this time and therefore we are at a competitive disadvantage.

Intellectual Property

We have no intellectual property.

Governmental Regulation

While at sea we are not subject to governmental regulation beyond the documentation of our vessel and registration of its radio. In the event that any portion of our shore based activities, consisting primarily of logistics, student rendevous and maintenance activities, were claimed to be in violation of the regulations of a country whose waters of port facilities we utilize, we may be forced to relocate, undergo delays and/or incur significant expenses in connection with licensing requirements or fines. We could be forced to suspend operations or face the impoundment of our vessel. We cannot assure you that in the future we will apply for or successfully obtain regulatory approvals.

ENVIRONMENT

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our planned revenue or competitive position.

PRODUCT LIABILITY

Our service exposes the Company to liability claims by students and others. The company has no insurance. A liability or other legal claim could have a material adverse effect on our financial condition.

OUR FACILITIES

We conduct company administration, logistics and marketing from our US offices. We have no permanent base for our sailing vessel. Communication with our vessel is by satellite phone while at sea and by land telephone, cell phone, fax or internet, as available, while in port.

The following data includes our vessel’s size, age and other data extracted from the “Report of Survey.”

Vessel Name	Six String
Hailing Port	Loveland, Colorado
Make/Model	Jason 35 Cutter
Type	Aft cockpit, cutter rigged sailing vessel
Navigation Limits	Suitable for recreational costal and offshore service
Current Fair market Value	$43,000 to $47,000
Replacement Value as Equipped	$320,000
Model Year	Hull constructed 1982 with launch date in 1986
Builder	Custom Yacht Builders, Ontario, Canada
HIN Number	Canadian Issued: 0781B3401
Official Number	Federal Documentation 1092461
Aux. Propulsion	Yanmar Deisel-new in 2005
Hull/Deck Color	White
LOA	34 feet 6 inches
LWL	27 feet 4 inches
Beam	11 feet 2 inches
Draft	5 feet
Displacement	16,800 pounds dry weight
Sail Area	634 square feet, Cutter rigged

Other vessel equipment includes:

Propane stove and oven, refrigerated food storage, drip-pot diesel cabin heater, 120VAC/12DC electrical system, RIB tender with outboard, navigational equipment,  charts and reference library.

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

The documents and registrations we now have are believed sufficient. We have had discussions with the Coast Guard to verify that our students will be considered as crew on our US Coast Guard Documented vessel while in passage from a port in one foreign country to a port in a different foreign country. Under US Coast Guard policy, we need not obtain any additional foreign certification or licensing on our vessel to undertake this type of passage with student crew aboard. We have no present plan, and there is no foreseeable future need to apply to any foreign government for any type of document, registration, certification, or license, commercial or otherwise for our vessel. Securing and maintaining any additional licenses, should such be deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. Should this or any related, but presently unforeseen, requirement significantly delay or prevent us from generating revenue from our vessel and planned operations, then our cash reserves could become significantly depleted. An unfavorable outcome in connection with these risks will likely cause an investor to loose his entire investment.

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

We estimate that our remaining cash is sufficient to sustain our business for a maximum of six months from the date of this report. Should student revenues not materialize as planned our business will need to find sources of cash to sustain operations. In the event that we are unable to find sufficient cash to sustain operations we would be forced to close our business and any investment in our shares would be a total loss.

AS A PUBLIC COMPANY, OUR COST OF DOING BUSINESS WILL INCREASE BECAUSE OF NECESSARY EXPENSES WHICH INCLUDE, BUT ARE NOT LIMITED TO, ANNUAL AUDITS, LEGAL COSTS, SEC REPORTING COSTS, COSTS OF A TRANSFER AGENT AND THE COSTS ASSOCIATED WITH NASD FEES AND COMPLIANCE. FURTHER, OUR MANAGEMENT MAY NEED TO INVEST SIGNIFICANT TIME AND ENERGY TO STAY CURRENT WITH THE PUBLIC COMPANY RESPOSIBILITIES OF OUR BUSINESS AND WILL THEREFORE HAVE LITTLE TIME AVAILABLE TO APPLY TO OTHER TASKS NECESSARY TO OUR SURVIVAL. IT IS POSSIBLE THAT THE BURDEN OF OPERATING AS A PUBLIC COMPANY WILL CAUSE US TO FAIL TO ACHIEVE PROFITABLILITY. IF WE EXHAUST OUR FUNDS, OUR BUSINESS WILL FAIL AND OUR INVESTORS WILL LOOSE ALL MONEY INVESTED IN OUR STOCK.

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

WE ARE AT AN EARLY STAGE OF DEVELOPMENT.  WE HAVE BEGUN TO MARKET BUT HAVE NOT YET GENERATED REVENUES.  IF WE ARE UNSUCCESSFUL IN MARKETING OUR SERVICE, OUR SECURITIES MAY BE ILLIQUID OR WORTHLESS.

Our operations to date have consisted primarily of acquiring, refitting and relocating our sailing vessel. A commitment of substantial resources by us to further refit and equip our vessel with safety equipment will be required to ready our vessel for operation as a training vessel . We do not know if we will be able to complete these tasks. We have not yet located paying students for  training aboard our vessel. Accordingly, we do not know if and when we will generate revenue. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

SINCE WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT EXPENSES AND LOSSES TO INCREASE IN THE NEAR TERM, WE DO NOT KNOW IF WE WILL EVER BECOME PROFITABLE OR THAT OUR INVESTORS WILL EVER RECOUP OR PROFIT FROM THEIR INVESTMENT IN OUR SHARES.

From the date of incorporation to August 31, 2008, our accumulated losses are $ 194,796. Since inception we have earned no revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

SINCE OUR SUCCESS IS DEPENDENT ON COMPLETION OF  KEY TASKS  INCLUDING MARKETING AND THE INTRODUCTION OF OUR SERVICES INTO A LIMITED AND SPECIALIZED MARKET, AND SINCE WE HAVE EXPERIENCE SETBACKS AND DISAPPOINTING RESULTS TO DATE , WE DO NOT KNOW IF WE WILL BE ABLE TO COMPLETE OUR KEY TASKS .

The actual results, if any, of marketing efforts and planned operations are difficult to predict and will vary dramatically due to factors we cannot presently control or predict. These factors could include, the world economy, weather, political instability, health risks in countries where students of the sailing school are required to rendezvous with our yacht, fluctuations in the value of local currency and fluctuations in availability of port facilities, airline fares, diesel fuel, repair parts, skilled technicians and various other factors potentially detrimental to planned operations that may arise without notice. Loss of the services of our President or of our Captain could force operations to be delayed or suspended. Our failure to achieve marketing and operational objectives will mean that investors will not be able to recoup their investment or to receive a profit on their investment.

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

In addition, we have limited experience in marketing and sales and we intend to develop only a very limit sales and marketing infrastructure to commercialize our service

SINCE WE HAVE ONLY ONE DIRECTOR WHO ALSO SERVES AS OUR PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY, DECISIONS WHICH AFFECT THE COMPANY WILL BE MADE BY ONLY ONE INDIVIDUAL. FURTHER, OUR CAPTAIN IS THE SON OF OUR SOLE DIRECTOR, PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY. IT IS LIKELY THAT CONFLICTS OF INTEREST WILL ARISE IN THE DAY TO DAY OPERATION OF OUR BUSINESS. SUCH CONFLICTS, IF NOT PROPERLY RESOLVED, COULD HAVE A MATERIAL NEGATIVE IMPACT ON OUR BUSINES.

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

WE DEPEND UPON OUR KEY PERSONNEL AND THEY WOULD BE DIFFICULT TO REPLACE.

We believe that our success will depend on the continued involvement of our senior management, i.e. our President, James B. Wiegand, who is involved in other business activities and with whom we have no written employment agreement. Further, our Captain, Michael Wiegand, who is the son of our President, has no written employment contract with the Company. If our Captain or President becomes unwilling or unable to continue to serve then operations could be restricted, delayed  or cease. If one or more members of our team were unable or unwilling to continue in their present roles our business would suffer or close down and investors would likely loose all money invested.

Mr. James B. Wiegand will contribute an average of approximately five hours per week to the affairs of the Company.

RISKS RELATED TO OUR INDUSTRY

SHAREHOLDERS  RISK THAT WE WILL BE UNABLE TO SUCCESSFULLY MARKET OUR SERVICE. WE HAVE NOT YET ESTABLISHED THAT OUR SERVICE WILL BE SAFE, EFFECTIVE OR ACCEPTED IN THE MARKET.

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales in the short term. As of the date of this report, we have trained only one student on a two week voyage from New Zealand to New Caledonia ending in June 2008. The student responded to our classified advertisement and was booked on a one time  “share expense” basis such that we could initiate our training operations without further delay. The student provided us with a handwritten letter of recommendation and we now provide a copy of this letter to prospective students. We do not presently anticipate making any more voyages where students are trained on a “ share expense” basis. We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A client or staff member could be injured or lost at sea in spite of precautions. In the event our company encounters a serious and sustained problem with its operations, shareholders would likely lose their entire investment

WE INTEND TO UTILIZE OUR VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL BUT WE HAVE NOT YET IDENTIFIED OR ATTEMPTED TO COMPLY WITH ANY APPLICABLE CERTIFICATION OR LICENSING REQUIREMENTS OF ANY JURISDICTION.

Securing and maintaining licenses deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. Should this or any related requirement significantly delay or prevent us from generating revenue from our vessel and planned operations, then our cash reserves could be depleted. An unfavorable outcome in connection with this risk is possible, however we will not be in a position to predict the outcome. In the event we are unable to comply, we could be forced to abandon efforts to secure licenses and certifications in Australia or other jurisdiction. A significantly unfavorable and continuing outcome in connection with these risks will likely cause an investor to loose his entire investment.

REGULATORY AND LOCAL ADMINISTRATIVE AUTHORITIES HAVE THE POWER TO INTRODUCE NEW REGULATIOINS THAT REQUIRE ADDITIONAL, AND POTENTIALLY EXPENSIVE COMPLIANCE. SINCE WE HAVE NO HISTORY WITH OUR SERVICE, WE MIGHT BE UNABLE OR UNWILLING TO COMPLY WITH SUCH NEW REGULATON.

Unanticipated changes in existing regulations, the adoption of new regulations or the erratic enforcement of or reinterpretation of  existing statute could adversely affect the development and marketing of our service. Since we have limited operating history, government regulation could cause unexpected delays and adversely impact our business in areas where our inexperience might lead to failure in complying with applicable requirements. Such failure to comply might also result in criminal prosecution, civil penalties, recall or seizure of our vessel, or partial or total suspension of operations. Any of these penalties could delay or prevent the promotion, marketing or sale of our service. We have neither legal, lobbying or other resources to favorably alter the course of such developments, and should they occur, shareholders would likely loose their entire investment.

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

EVEN IF WE CONTINUE TO EXPEND THE FUNDS NECESSARY TO MAINTAIN  OUR YACHT  TO THE HIGH STANDARD NECESSARY FOR SAFETY AT SEA AND CONTINUED  OPERATION OF THE SAILING SCHOOL, AND EVEN IF OUR KEY PERSONNEL ARE AVAILABLE LONG TERM, WE HAVE NOT YET DEMONSTRATED SIGNIFICANT MARKET ACCEPTANCE AND OUR SERVICE MIGHT NOT GAIN MEANINGFUL MARKET ACCEPTANCE AMONG THE POSSIBLY LIMITED NUMBER OF PEOPLE WHO WANT TO LEARN TO VOYAGE UNDER SAIL.

The degree of market acceptance will depend on a number of factors, including:

·       demonstration of the efficacy and safety of our training methods and planned curriculum;
·       cost-effectiveness;
·       potential advantages of alternative sailing schools which may offer similar opportunities;
·       the effectiveness of marketing through classified advertisements.
·       achieving market acceptance of our hands-on approach to the training of sailors.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5. Market for Common Equity and Related Stockholder Matters.

MARKET INFORMATION

Our Common Stock is quoted on the OTCBB. The symbol is RSWN.

HOLDERS

As of the date of this report, there were approximately 77 holders of our common stock.

We completed an  Initial Public Offering of our Common Shares.

During the period from May 10, 2007 to November 10, 2007 we received Subscription Agreements and related investments from  63 persons to purchase  239,000 shares of our common stock at a purchase price of $0.25 per shares, all subject to our effective Registration Statement and  Prospectus. All shares were sold by Management.  Proceeds, amounting to $59,750 passed through escrow at Corporate Stock Transfer, Denver, Colorado and were deposited into our checking account.

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

On November 16, 2007, all proceeds from the sale of 238,000 common shares registered in connection with our IPO amounting to $59,750 were deposited into our checking account.  Thjs cash is being used to build our business under the plan detailed in our IPO Propsectus.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We made no purchases of our equity securities nor were any such purchases made by any purchaser affiliated with us.

OUR TRANSFER AGENT

We have appointed Standard Registrar and Transfer Agency, Albuquerque, New Mexico, as transfer agent for our Common shares. Standard is responsible for all record-keeping and administrative functions in connection with our common shares.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Rosewind Corporation (the “Company”), which are included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Plan of Operation

We set sail on our first student training voyage in late May 2008.  Our vessel, captained by Michael Wiegand, sailed  from New Zealand to New Caledonia with one student aboard. The voyage required just over  two weeks and  was completed in June 2008. The student was a non-related third party voyaging on a “share expense” basis. While no net revenue was generated we gained valuable experience and written student feedback.

Subject to local weather conditions we plan to generate revenue as soon as more students can be located and booked. From March 1, 2005 (inception), through August 31, 2008 and the date of this Form 10-K, we had no operating revenues. Going forward, we intend to generate revenue from student tuition.

The typhoon season imposes seasonal limitations for the operation of small sailing vessels offshore. Cyclone activity, which occurs seasonally, will have an adverse effect on bookings and revenues. We are evaluating the seasonal relocation of our vessel as a potential strategy to partially offset loss of revenue caused by weather and cyclone restrictions.

Additionally, we may complete significantly less than the six one week training voyages each quarter because we may not be able to book 100% of available voyage dates and there may be cancellations or other events that are beyond our control. Therefore, we are unable to predict the annual cash flow and profitability of the sailing school once sailing school operations are commenced.

Our captain has found our vessel to be sound and seaworthy during his 2005-2006 voyage from Florida to Ecuador. After minor modifications to the deck plan our captain single-handed our vessel from Ecuador to Australia and has thus demonstrated that our vessel can be sailed by our captain with no assistance from others. We believe this is key to our business plan in that the clients we are training will not need to contribute to the operation of the vessel should they become incapacitated during a voyage.

Our target client will likely be a novice sailing enthusiast looking to join the crew of such a boat or who is shopping for, or has just purchased a cruising sailboat The training conducted by our sailing school will help the client select and equip a sailing vessel and prepare themselves for crossing oceans safely and confidently. We will admit less experienced sailors than those who can qualify themselves as experienced crew. In return for the higher cost, our week of training at sea delivered to our students at sea will be more personalized and structured than the typical “share expenses” crew opportunity.  Potential crew and novice yacht owners use classified advertisements as one method to locate a sailboat with plans for a specific voyage where they may gain experience. Generally, this is arranged by paying a portion of the expenses of the voyage. We may reject the applications of prospective students who are not, in our opinion, physically and mentally prepared for the challenge of ocean voyaging.

We have initiated  marketing efforts with advertisements designed to attract students to our sailing school  As of the date of this report, we have seen only very limited results from our advertising.  We anticipate that by continuing to advertise we can locate and  book students and thereafter begin generating revenue from training voyages.

Marketing expenses are budgeted at $250 per month, maximum. We believe we can reach an enthusiastic and qualified group of prospective clients through classified advertising in sailing magazines that cater to people who dream of someday crossing oceans in their own cruising boat. We believe this is a cost effective way to reach adventurous boaters who have serious sailing ambitions, however, we have not conducted any trial advertising to evaluate response rates, closing rates, booking procedures or any other aspect of our planned advertising and student booking activities.

We believe that we will be most successful by advertising consistently each month. This was done during the eight month period preceding our first training voyage. Our advertisements  contain our office phone number and the address of our website. Callers either reach James Wiegand or a recorded message with an opportunity to leave a name and phone number for a return call.

As of the date of this report, our advertising program has produced only disappointing results. We have received very few calls from prospective students. The one student we trained to date did locate us through our classified advertisement. Therefore, we plan to continue monthly advertising and have added a photo of our vessel to run with the copy. We have also soliciting editorial coverage for our sailing school. One editorial has been written and published in the November 2008 edition of “Cruising World” magazine. An improved response to our advertising may result however a significant improvement in our  revenues is not assured.

Vessel Upgrades. We conducted an IPO by management and completed the minimum offering on November 9, 2007 raising over $56,000. This money has been used in our sailing school where expenses for vessel upgrades and maintenance, operations and public company costs are substantial. We are making efforts to keep costs to a minimum consistent with the requirements of safety at sea and good seamanship.

Estimated Quarterly Operating Expenses ( Assuming six, one week training voyages per Quarter)

Staff	$4,000
Fuel and Phone	500
Provisions and Supplies	2,700
Travel and Lodging	500
Note Interest	500
Home Office Rent	300
Bookkeeper	250

Total	$8,750

Estimated Annual Public Company Costs

Annual Audit, Form 10-K, Form 10Qs	13,000
Annual Transfer agent	3,600
Annual legal and SEC Filing	3,000
Total Annual Public Company Costs	$19,6000

We believe that while our cost of operating as a public company is higher than for a similar private company, our cost of capital as a public company will be less than it would be for a similar private company and further,  as our business grows a smaller portion of our annual expenses will ultimately be composed of public company expense.

Our Expected Cash flow. Optimum Outcome.

We estimate that our quarterly cash flow, without allowances for extraordinary events or ongoing maintenance and miscellaneous costs will be positive once we average six training voyages per quarter. In view of the disappointing results of our marketing program to date, there can be no assurance that we will be able to book and complete any training voyages or generate any revenue.

Quarterly Revenue from Training Voyages $1,750 per student X 2 students X 6 voyages	$-	$21,000
Quarterly Operating Expense	8,750
Quarterly Public Company Expense	5,000
Quarterly Marketing Expense	750
Less Total Quarterly Expenses (subtotal)	(14,500)
Estimated Quarterly Cash Flow		$6,500

Vessel Maintenance

The survey done on our vessel in 2005 states that the design and construction of our vessel is sound. The survey also states that our vessel needs proper ongoing maintenance to safely undertake ocean voyages. Consistent with the surveyor’s recommendations we undertook a two month refit prior to the voyage from Florida to Australia. This included the replacement of all standing rigging, installation of a new diesel auxiliary engine and many additional upgrades needed for eventual use of the vessel for student training.

Our  current maintenance strategy is to perform a major haul-out annually during the local cyclone season when we cannot go to sea for training voyages. During our September-October 2008 haul-out in Brisbane, Australia we have thus far incurred expenses of approximately $8,000 for repairs and maintenance. These expenses were recently incurred and are  subsequent to our year end. They will be further discussed in our first quarter 2009 financial report on Form 10Q. We anticipate further maintenance and upgrade expenses will be required to ready our vessel for the training  voyages we are now attempting to book for the upcoming  cyclone-free season. Vessel maintenance costs will likely increase as level of use and age increases. This could have a material adverse effect on our cash flow.

Our Potential for Growth.

Our business model indicates we can achieve a positive cash flow as a public company if we can successfully sell and deliver, each quarter, six one week voyages with two students training on each voyage. Our vessel has three usable berths (beds) while at sea. As of the date of this report we have failed to generate any revenue. We continue our efforts to book students for our planned voyages, and we are encouraged by the recent editorial coverage we received in a major sailing magazine.

Financial Condition and Results of Operation

We are a development stage company. We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of August 31, 2008 and the date of this report we have not yet booked any regular paying students.

During June of 2008 we completed a two week training voyage with a student on a “share expense” basis. This voyage was for Nelson, New Zealand to Noumea, New Caledonia. No net revenue was generated. We confirmed the viability of our curriculum and we received a positively worded testimonial letter from the non-related third party student.

We have had no operating revenues since inception, March 1, 2005 through August 31, 2008 and the date of this report.  We have incurred expenses totaling $194,796 as of August 31, 2008. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of  $ 195,245 as of August 31, 2008. As of the date of this report our losses continue to mount.

Our net loss increased by $8,219 or 17% to $57,141 from $48,173 for the year ended August 31, 2008 compared with  the prior year ended August 31, 2007. This was primarily attributed the net effect of the following two factors:

1.             General and administrative expenses increased by $10,514, or 52%, to $30,658 for the year ended August 31, 2008  from $20,144 for the prior year ended August 31, 2007. We attribute this increase in expenses to completion of our IPO, hiring a transfer agent and to costs associated with our successful applications at FINRA and the NASD for quotation on the OTCBB.

2.             Professional fees increased by $3,101 to $20,451 for the year ended August 31, 2008 from $17,350 for the prior year ended August 31, 2007. This is attributable to increased frequency and cost of accounting and auditing services, legal fees costs associated with  quotation on the OTCBB.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

At August 31, 2008,  we had $37,643 in cash and a working capital deficit of  $10,308.  As of the date of this report our liquidity and capital resources continue to decline and  our ability to generate student revenue remains unproven.

Item 7. Financial Statements.

The financial statements and supplementary data required by this item are submitted on page 19 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rosewind Corporation
(a development stage company)
Loveland, Colorado

We have audited the balance sheets of Rosewind Corporation (a development stage company) as of August 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended August 31, 2008, and from inception on March 1, 2005 through August 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewind Corporation (a development stage company) as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and from inception on March 1, 2005 through August 31, 2008, in conformity with United States generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Rosewind Corporation’s (a development stage company) internal control over financial reporting as of August 31, 2008 and, accordingly, we do not express an opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has incurred significant losses since inception, raising substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
November 10, 2008

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	August 31,	August 31,
	2008	2007
Assets

Current Assets:
Cash	$37,643	$23,358
Prepaid asset	164	—

Total current assets	37,807	23,358

Property and equipment, net	36,266	36,315

Total assets	$74,073	$59,673

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued interest payable, related party	$—	$4,726
Accounts payable	—	1,741
Loans payable to related party	48,115	34,400

Total current liabilities	48,115	40,867

Shareholders’ equity (Notes 1 and 3):
Common stock, no par value; 20,000,000 shares authorized,
3,389,000 and 3,150,000 shares issued and outstanding, respectively	205,250	145,500
Additional paid-in capital	16,004	11,461
Accumulated other comprehensive gain	449	417
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(195,245)	(138,072)

Total shareholder’s equity	25,958	18,806

Total liabilities and shareholders' equity	$74,073	$59,673

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2008	2007	2008

Revenue	$—	$—	$—

Operating expenses:
Professional fees	20,451	17,350	42,355
Contributed services, related party (Note 3)	3,875	9,396	13,271
General and administrative	30,658	20,144	132,704

Total operating expenses	54,984	46,890	188,330

Loss from operations	(54,984)	(46,890)	(188,330)

Other Income (Expense)
Interest expense	(2,189)	(2,064)	(6,915)

Total other expenses	(2,189)	(2,064)	(6,915)

Net loss	(57,173)	(48,954)	(195,245)

Other Comprehensive Income (Loss)

Gain on foreign currency exchange	32	417	449

Total Comprehensive Loss	$(57,141)	$(48,537)	$(194,796)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average
common shares outstanding	3,383,776	3,150,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Loss	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	(500)	(138,072)

Common stock issued for cash at $0.25 per share	239,000	59,750	—	—	—	—

Contributed capital	—	—	669	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	2,674	—	—	—

Foreign currency exchange gain	—	—	—	32	—	—

Net loss, year ended August 31, 2008	—	—	—	—	—	(57,173)

Balance at August 31, 2008	3,389,000	$205,250	$16,004	$449	$(500)	$(195,245)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			March 1,
			2005
			(Inception)
	For The Year Ended		Through
	August 31,		August 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(57,173)	$(48,954)	$(195,245)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	7,515	6,420	23,029
Contributed capital to fund expenses	4,543	9,396	15,904
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(164)	1,000	(164)
Increase (decrease) in accounts payable
and accrued liabilities	480	4,222	7,363
Net cash used in
operating activities	(44,799)	(27,916)	(93,113)

Cash flows from investing activities:
Cash paid for fixed assets	(7,466)	—	(20,294)
Net cash used in
investing activities	(7,466)	—	(20,294)

Cash flows from financing activities:
Common stock issued for cash	59,750	—	109,750
Proceeds from related party loans	6,800	2,400	41,200
Net cash provided by
financing activities	66,550	2,400	150,950

Net change in cash	14,285	(25,516)	37,543

Cash, beginning of period	23,358	48,874	100

Cash, end of period	$37,643	$23,358	$37,643

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

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
August 31, 2008 and 2007

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

   d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of August 31:

	2008	2007
Deferred tax assets:
NOL Carryover	$38,400	$22,200
Related Party Accruals	-	1,400

Valuation allowance	(38,400)	(23,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Australian income tax rate to pretax income from continuing operations for the years ended August 31, 2008 and 2007 due to the following:

	2008	2007
Book Income	$(17,142)	$(14,561)
Foreign Currency	(10)	-
Meals and Entertainment	1,026	455
Stock for Services	1,363	660

Valuation allowance	14,763	13,446
	$-	$-

At August 31, 2008, the Company had net operating loss carryforwards of approximately $128,000 that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the August 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

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

   e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2008 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

f.  Development Stage

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of August 31, 2008 the Company has devoted substantially all of its efforts to financial planning and acquiring and reconditioning a sailing vessel.

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

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

g.	Property and Equipment (continued)

Fixed assets and related depreciation for the years ended August 31 are as follows:
	2008	2007
Sailing vessel	$59,295	$51,828
Accumulated depreciation	(23,029)	(15,513)
Total fixed assets	$36,266	$36,315

Depreciation expense was $7,515 and $6,420 for the years ended August 31, 2008 and 2007, respectively.

h.	Revenue Recognition

Revenue will be recognized when the services are provided and collection is reasonably assured.

i.	Newly Adopted Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. The Company anticipates that the adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company beginning January 1, 2008.  The Company anticipates that the adoption of SFAS 159 will not have a material impact on the Company’s consolidated financial statements.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

   k.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 -  RELATED PARTY TRANSACTIONS

As of August 31, 2008, the Company has a secured promissory note to the sole officer and director for $48,115 for working capital.  The loan carries a 6% interest rate, matures on February 28, 2009 and is secured by the sailing vessel.  Accrued interest payable on the loan totaled $0 as of August 31, 2008.

As of August 31, 2007, the Company had a loan payable to the sole officer and director for $34,400 for working capital.  The loans carried a 6% interest rate, matured on demand and were unsecured.  Accrued interest payable on the loans totaled $4,726 as of August 31, 2007.  The Company received demand for payment of all notes and accrued interest as of May 31, 2008 and in lieu of payment executed the note discussed in the prior paragraph.

For the years ended August 31, 2008 and 2007 the sole officer of the Company contributed services valued at $2,674 and $7,271, respectively. This amount has been booked to additional paid in capital.

Additional paid in capital has been increased as a result of services and office space provided by the sole officer of the Company as well as for expenses paid by the officer on behalf of the Company.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2008 and 2007

NOTE 3 -   COMMON STOCK TRANSACTIONS

The Company completed its initial public offering of shares on November 9, 2007.  A total of 239,000 common shares were sold by management.  All the proceeds of the IPO amounting to $59,750 were deposited in the Company's bank account.

NOTE 4 -   GOING CONCERN

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

Item 8. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

None

ITEM 8A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of August 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as July 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of August 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

Item 8B. Other information.

None

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

 Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

NAME	POSITION	AGE
James B. Wiegand	President, Chief Financial Officer, Secretary and Director	62

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

The following table summarizes Mr. Wiegand’s activities with blank check  and other companies during the past five years:

Company	Status	Date Filed 10SB12G	File no	Business Combination	Operating Status

Preferred Financial Resources (formerly Copper Corp.)	Delinquent	10/12/2001	000-33247	New Management 7/15/2002	Note 1

Akid Corporation	Delinquent	9/15/1999	000-27333	New Management 6/9/2005	Note 2

Downside Up, Inc.	Delinquent	2/28/2002	000-49896	New Management 7/9/2005	Note 3

Cytodyn Corporation (formerly Rexray Corp.)	Delinquent	7/11/2002	000-49908	New Management 5/15/2002	Note 4

Jackray Corporation	Delinquent	10/25/2005	0-51586	New Management 2006	Note 5

Clair Coast Corporation	Delinquent	10/25/2005	0-51586	New Management 2006	Note 6

Pinel Bay	Current	11/28/2006	000-52204	None	Note 7

Ambermax Corporation	Current	02/05/2007	000-52447	None	Note 8

Ambermax II Corporation	Current	02/05/2007	000-52448	None	Note 9

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

Resume of Michael Wiegand

Michael Wiegand, age 21, participated in the “Gifted and Talented” program throughout elementary and middle school, authoring a school website under a federal grant that he independently applied for and obtained. Thereafter, age 10, Michael lived with his family aboard a forty-two foot sailing ketch, cruising the Bahamas for a year while home schooling. Upon returning to shore life in Colorado, Michael Wiegand completed extra-curricular courses in basic accounting, advertising and employee management and worked at the Boyd Lake Marina during the summer where he did general maintenance, serviced boats and sold gas. Self employed creating web sites, and delivering news papers, he left high school a few years early, passed his GED and scored well on the SAT. He opted not to enter college, choosing instead to work full time for Mechanical Insulation Systems, Inc, installing thermal insulation and later training and managing new employees. At age 17, Michael Wiegand refitted the Company’s thirty-five foot cutter and began the first leg of his sailing voyage, solo, bound for Australia. While Michael is a published writer, he holds no licenses or certificates which qualify him to work as an officer on any ship in any waters. He completed his solo sailing voyage to Australia and is presently operating Six String as a training vessel.

Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified. Other than the Father-Son relationship between James B. Wiegand and Michael Wiegand, there are no family relationships among the persons described below.

Item 10. Executive Compensation.
EXECUTIVE COMPENSATION

The following table presents all information regarding the compensation awarded to, earned by, or paid to named executive offices for the fiscal year ended August 31, 2008 and during the last three fiscal years.

SUMMARY COMPENSATION TABLE

				Long Term	All Other
		Annual Compensation		Compensation Awards	Compensation ($)
					Securities
Name and				Restricted Stock	Underlying
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
James B.	2008	0	0	0	0
Wiegand	2007	0	0	0	0
President, Secretary	2006	0	0	0	0
and Director	2005	500(1)	0	0	0
_____________

(1) James B. Wiegand received 100,000 shares for $500 in fees and expenses paid on behalf of the Company during 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

 The following table lists, as of August 31, 2008, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,389,000 shares of common stock which are issued and outstanding. Unless otherwise indicated, the business address of each such person is c/o Rosewind Corporation, 16200 WCR 18E, Loveland, Colorado 80537.

OFFICERS, DIRECTORS	NUMBER	BENEFICIAL
AND 5% STOCKHOLDERS	OF SHARES	OWNERSHIP (%)

James B. Wiegand	1,250,000(1)*	36.9%

Katherine Gould	600,000 (2)	17.7%

Michael Wiegand	700,000(3)	20.6%

All directors and executive officers as a group (1 person)	1,250,000*	36.9%

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

Other than as set forth above, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

·	any of our directors or officers;
·	any person proposed as a nominee for election as a director;
·	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or
·	any relative or spouse of any of the foregoing persons who has the same house as such person.

Item 13. Exhibits and Reports of Form 8-K

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1	Certification Of Chief Executive Officer And Chief Financial Officer Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2004

Reports on 8-K

No reports were filed on Form 8-K this fiscal year.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed during the fiscal years ended August 31, 2008 and 2007 for professional services rendered by our principal accounting firm, H.J. Associates for the audit of or financial statements included in Form 10-KSB and for the review of the interim financial statements included in Form 10-QSB were approximately $14,700 and $18,860 respectively. Included here are fees associated with the review of a registration statement filed with the SEC and the related issuance of independent accountant consent letters.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

DATE: November 10, 2008	By:	/s/ James B. Wiegand
James B. Wiegand President