Form 10-Q
period 2008-11-30
Rosewind CORP
filed 2008-12-15
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2008	Commission File Number: 333-13993

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ ]       No  [X]

As of December 5, 2008, 3,389,000 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	November 30,	August 31,
	2008	2008
Assets	(unaudited)

Current Assets:
Cash	$18,084	$37,643
Prepaid asset	363	164

Total current assets	18,447	37,807

Property and equipment, net	34,783	36,266

Total assets	$53,230	$74,073

Liabilities and Shareholders’ Equity
Current liabilities:
Accrued interest payable, related party	$722	$—
Loans payable to related party	49,415	48,115

Total current liabilities	50,137	48,115

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized,
3,389,000 and 3,389,000 shares issued and outstanding, respectively	205,250	205,250
Additional paid-in capital	16,810	16,004
Accumulated other comprehensive gain	(992)	449
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(217,475)	(195,245)
Total shareholder’s equity	3,093	25,958

Total liabilities and shareholders' equity	$53,230	$74,073

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2008	2007	2008

Revenue	$—	$—	$—

Operating expenses:
Professional fees	9,143	5,920	51,498
Contributed services, related party (Note 3)	740	1,300	14,011
General and administrative	11,625	8,023	144,329

Total operating expenses	21,508	15,243	209,838

Loss from operations	(21,508)	(15,243)	(209,838)

Other Income (Expense)
Interest expense	(722)	(516)	(7,637)

Total other expenses	(722)	(516)	(7,637)

Net loss	(22,230)	(15,759)	(217,475)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	(1,441)	267	(992)

Total Comprehensive Loss	$(23,671)	$(15,492)	$(218,467)

Basic and diluted loss per share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	3,389,000	3,203,111

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity

						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Loss	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer.	—	—	1,200	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	(500)	(138,072)

Common stock issued for cash at $0.25 per share			239,000	59,750	—	—

Contributed capital	—	—	669	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	2,674	—	—	—

Foreign currency exchange gain	—	—	—	32	—	—

Net loss, year ended August 31, 2008	—	—	—	—	—	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	(500)	(195,245)

Contributed capital (unaudited)	—	—	66	—	—	—

Office space contributed by
an officer (unaudited)	—	—	300	—	—	—

Services contributed by an officer (unaudited)	—	—	440	—	—	—

Foreign currency exchange loss (unaudited)	—	—	—	(1,441)	—	—

Net loss, period ended November 30, 2008 (unaudited)	—	—	—	—	—	(22,230)

Balance at November 30, 2008 (unaudited)	3,389,000	$205,250	$16,810	$(992)	$(500)	$(217,475)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(22,230)	$(15,759)	$(217,475)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	1,483	1,682	24,512
Contributed capital to fund expenses	806	1,300	16,710
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(199)	(136)	(363)
Increase (decrease) in accounts payable
and accrued liabilities	(719)	2,538	6,644
Net cash used in
operating activities	(20,859)	(10,375)	(113,972)

Cash flows from investing activities:
Cash paid for fixed assets	—	(3,638)	(20,294)
Net cash used in
investing activities	—	(3,638)	(20,294)

Cash flows from financing activities:
Common stock issued for cash	—	59,750	109,750
Proceeds from related party loans	1,300	—	42,500
Net cash provided by
financing activities	1,300	59,750	152,250

Net change in cash	(19,559)	45,737	17,984

Cash, beginning of period	37,643	23,358	100

Cash, end of period	$18,084	$69,095	$18,084

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

Note 3:  Related Party Transactions

As of August 31, 2008 the company had a secured promissory note to the sole officer and director for $48,115 for working capital. During the quarter ended November 30, 2008, the Company has reduced this note to $34,783 and moved the balance to an unsecured note.  The loan carries a 6% interest rate, matures on February 28, 2009 and is secured by the sailing vessel.  Accrued interest payable on the loan totaled $522 as of November 30, 2008.

The Company also has an unsecured promissory note to the sole officer and director for $14,632 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $200 as of November 30, 2008.

For the period ended November 30, 2008 the sole officer of the Company contributed services valued at $740. This amount has been booked to additional paid in capital.

ROSEWIND CORPORATION
 (A Development Stage Company)

Part I. Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

Financial Condition and Results of Operation

We are a development stage company. The Company’s mission is to teach offshore sailing. Our philosophy is that people learn to sail across oceans best by direct experience. The “learn by doing experience” will enable the successful graduate to enjoy offshore cruising at a reduced level of risk by methodically preparing themselves and their boat.

We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of August 31, 2008 and the date of this report we have not yet booked any regular paying students. We have no permanent base for our sailing vessel. Communication with our vessel is by satellite phone while at sea and by land telephone, cell phone, fax or internet, as available, while in port. We conduct company administration, logistics and marketing from our US offices.

During June of 2008 we completed a two week training voyage with our first student on a “share expense” basis. This voyage was for Nelson, New Zealand to Noumea, New Caledonia. No net revenue was generated. We confirmed the viability of our curriculum and we received a positively worded testimonial letter from the non-related third party student.

We have had no operating revenues since inception, March 1, 2005 through November 30, 2008 and the date of this report.  We have incurred expenses totaling $217,475 as of November 30, 2008. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of  $(217,475) as of November 30, 2008. As of the date of this report our losses continue to mount.

Our net loss increased by $6,471 or 41% to $22,230 from $15,759 for the quarter ended November 30, 2008 compared with the prior year quarter ended November 30, 2007. This was primarily attributed the net effect of the following two factors:

1.   General and administrative expenses increased by $3,602, or 45%, to 11,625 for the quarter ended November 30, 2008 from $8,023 for the prior year quarter ended November 30, 2007. We attribute this increase in expenses to additional boat repair and maintenance costs and to completion of our IPO, hiring a transfer agent and to costs associated with our successful applications at FINRA and the NASD for quotation on the OTCBB.

2.   Professional fees increased by $3,223 to $9,143 for the quarter ended November 30, 2008 from $5,920 for the prior year quarter ended November 30, 2007. This is attributable to increased frequency and cost of accounting and transfer agent services associated with quotation on the OTCBB.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

At November 30, 2008, we had $18,084 in cash and a working capital deficit of $(31,690).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required

Item 4.  Controls and Procedures

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

Item 4T. Controls and Procedures

           No response required.

Part 2.    Other Information

Item 1 -  Legal Information.

No response required.

Item 1A.  Risk Factors

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

SINCE WE HAVE NO REVENUES AND OUR COMPANY IS NEW AND HAS NOT COMMENCED PLANNED OPERATIONS, WE WILL NOT BE ABLE TO GENERATE ANY REVENUE IN THE NEAR FUTURE. FURTHER, THERE IS NO ASSURANCE THAT WE WILL EVER GENERATE ANY REVENUE. WE HAVE NOT GENERATED ANY REVENUE SINCE INCEPTION AND WE HAVE EXPERIENCED LOSSES SINCE INCEPTION. FAILURE TO GENERATE SUFFICIENT REVENUE TO PAY EXPENSES AS THEY COME DUE WILL RESULT IN THE FAILURE OF OUR COMPANY AND THE COMPLETE LOSS OF ANY MONEY INVESTED TO PURCHASE OUR SHARES.

We estimate that our remaining cash is sufficient to sustain our business for a maximum of three months from the date of this report. Should student revenues not materialize as planned our business will need to find sources of cash to sustain operations. In the event that we are unable to find sufficient cash to sustain operations we would be forced to close our business and any investment in our shares would be a total loss.

AS A PUBLIC COMPANY, OUR COST OF DOING BUSINESS WILL INCREASE BECAUSE OF NECESSARY EXPENSES WHICH INCLUDE, BUT ARE NOT LIMITED TO, ANNUAL AUDITS, LEGAL COSTS, SEC REPORTING COSTS, COSTS OF A TRANSFER AGENT AND THE COSTS ASSOCIATED WITH NASD FEES AND COMPLIANCE. FURTHER, OUR MANAGEMENT MAY NEED TO INVEST SIGNIFICANT TIME AND ENERGY TO STAY CURRENT WITH THE PUBLIC COMPANY RESPONSIBILITIES OF OUR BUSINESS AND WILL THEREFORE HAVE LITTLE TIME AVAILABLE TO APPLY TO OTHER TASKS NECESSARY TO OUR SURVIVAL. IT IS POSSIBLE THAT THE BURDEN OF OPERATING AS A PUBLIC COMPANY WILL CAUSE US TO FAIL TO ACHIEVE PROFITABILITY. IF WE EXHAUST OUR FUNDS, OUR BUSINESS WILL FAIL AND OUR INVESTORS WILL LOOSE ALL MONEY INVESTED IN OUR STOCK.

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

Our operations to date have consisted primarily of acquiring, refitting and relocating our sailing vessel and advertising our sailing school. We have committed substantial resources to maintain our vessel and upgrade safety equipment for operation as a training vessel. We have not yet located paying students for  training aboard our vessel. Accordingly, we do not know if and when we will generate revenue. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

SINCE WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT EXPENSES AND LOSSES TO INCREASE IN THE NEAR TERM, WE DO NOT KNOW IF WE WILL EVER BECOME PROFITABLE OR THAT OUR INVESTORS WILL EVER RECOUP OR PROFIT FROM THEIR INVESTMENT IN OUR SHARES.

From the date of incorporation to November 30, 2008, our accumulated losses are $ (217,475). Since inception we have earned no revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

In addition, we have limited experience in marketing and sales and we intend to develop only a very limit sales and marketing infrastructure to commercialize our service

SINCE WE HAVE ONLY ONE DIRECTOR WHO ALSO SERVES AS OUR PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY, DECISIONS WHICH AFFECT THE COMPANY WILL BE MADE BY ONLY ONE INDIVIDUAL. FURTHER, OUR CAPTAIN IS THE SON OF OUR SOLE DIRECTOR, PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY. IT IS LIKELY THAT CONFLICTS OF INTEREST WILL ARISE IN THE DAY TO DAY OPERATION OF OUR BUSINESS. SUCH CONFLICTS, IF NOT PROPERLY RESOLVED, COULD HAVE A MATERIAL NEGATIVE IMPACT ON OUR BUSINESS.

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

REGULATORY AND LOCAL ADMINISTRATIVE AUTHORITIES HAVE THE POWER TO INTRODUCE NEW REGULATIONS THAT REQUIRE ADDITIONAL, AND POTENTIALLY EXPENSIVE COMPLIANCE. SINCE WE HAVE NO HISTORY WITH OUR SERVICE, WE MIGHT BE UNABLE OR UNWILLING TO COMPLY WITH SUCH NEW REGULATION.

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

IF OUR COMPETITORS SUCCEED IN DEVELOPING COMPETING SERVICES EARLIER THAN WE DO, IN OBTAINING REGULATORY APPROVALS THAT MAY BECOME MANDATORY FOR SUCH SERVICES MORE RAPIDLY THAN WE DO, OR IN DEVELOPING SERVICES THAT ARE MORE EFFECTIVE OR LESS EXPENSIVE THAN THE SERVICES WE DEVELOP, WE WILL HAVE DIFFICULTY COMPETING WITH THEM.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

ROSEWIND CORPORATION (Registrant)

Date: December 15, 2008	By:	/s/ James B. Wiegand
James B. Wiegand President