Form 10-Q
period 2009-02-28
Rosewind CORP
filed 2009-04-13
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 28, 2009	Commission File Number 333-13993

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes[X]     NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act. [ ]

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ ]      No  [X]

As of March 20, 2009, 3,399,000 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION
(A Development Stage Company)

Table of Contents

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	February 28,	August 31,
	2009	2008
Assets	(unaudited)

Current Assets:
Cash	$10,168	$37,643
Prepaid asset	257	164

Total current assets	10,425	37,807

Property and equipment, net	32,124	36,266

Total assets	$42,549	$74,073

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued interest payable, related party	$1,487	$—
Loans payable to related party	50,999	48,115

Total current liabilities	52,486	48,115

Shareholders’ equity (deficit):
Common stock, no par value; 20,000,000 shares authorized,
3,399,000 and 3,389,000 shares issued and outstanding, respectively	207,250	205,250
Additional paid-in capital	17,600	16,004
Accumulated other comprehensive gain (loss)	(916)	449
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(233,371)	(195,245)
Total shareholder’s equity (deficit)	(9,937)	25,958

Total liabilities and shareholders' equity (deficit)	$42,549	$74,073

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008	February 28, 2009

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Professional fees	5,621	2,353	14,764	8,273	57,119
Contributed services, related party (Note 3)	790	1,375	1,530	2,675	14,801
General and administrative	8,719	6,893	20,345	14,916	153,049

Total operating expenses	15,130	10,621	36,639	25,864	224,969

Loss from operations	(15,130)	(10,621)	(36,639)	(25,864)	(224,969)

Other Income (Expense)
Interest expense	(765)	(516)	(1,487)	(1,032)	(8,402)

Total other expenses	(765)	(516)	(1,487)	(1,032)	(8,402)

Net loss	(15,895)	(11,137)	(38,126)	(26,896)	(233,371)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	75	28	(1,365)	295	(916)

Total Comprehensive Loss	$(15,820)	$(11,109)	$(39,491)	$(26,601)	$(234,287)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	3,391,556	3,389,000	3,390,271	3,297,383

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Loss	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	(500)	(138,072)

Common stock issued for cash at $0.25 per share	239,000	59,750	—	—	—	—

Contributed capital	—	—	669	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	2,674	—	—	—

Foreign currency exchange gain	—	—	—	32	—	—

Net loss, year ended August 31, 2008	—	—	—	—	—	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	(500)	(195,245)

Contributed capital (unaudited)	—	—	66	—	—	—

Office space contributed by
an officer (unaudited)	—	—	600	—	—	—

Services contributed by an officer (unaudited)	—	—	930	—	—	—

Common stock issued for cash
at $0.20 per share (unaudited)	10,000	2,000	—	—	—	—

Foreign currency exchange loss (unaudited)	—	—	—	(1,365)	—	—

Net Loss, Period ending February 28, 2009
(unaudited)	—	—	—	—	—	(38,126)

Balance at February 28, 2009 (unaudited)	3,399,000	$207,250	$17,600	$(916)	$(500)	$(233,371)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Six Months Ended		Through
	February 28, 2009	February 29, 2008	February 28, 2009
Cash flows from operating activities:
Net loss	$(38,126)	$(26,896)	$(233,371)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	4,141	3,401	27,170
Contributed capital to fund expenses	1,596	2,675	17,500
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(93)	(205)	(257)
Increase (decrease) in accounts payable
and accrued liabilities	123	(414)	7,486
Net cash used in
operating activities	(32,359)	(21,439)	(125,472)

Cash flows from investing activities:
Cash paid for fixed assets	—	(3,638)	(20,294)
Net cash used in
investing activities	—	(3,638)	(20,294)

Cash flows from financing activities:
Common stock issued for cash	2,000	59,750	111,750
Proceeds from related party loans	2,884	—	44,084
Net cash provided by
financing activities	4,884	59,750	155,834

Net change in cash	(27,475)	34,673	10,068

Cash, beginning of period	37,643	23,358	100

Cash, end of period	$10,168	$58,031	$10,168

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

Note 3:  Related Party Transactions

As of February 28, 2009, the Company has a promissory note to our sole officer and director for working capital loaned to the company in past accounting periods. This note is secured by our sailing vessel.  The note principal is $34,783 and carries a 6% interest rate. Original note maturity was February 28, 2009. Accrued interest payable on the loan totaled $1,043 as of February 28, 2009. Our sole officer and director has agreed to let unpaid interest accrue until the company’s cash position is improved and to extend note maturity to May 31, 2009.

The Company also has an unsecured promissory note to our sole officer and director for $16,216 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $443 as of February 28, 2009.

For the period ended February 28, 2009 our sole officer of the Company contributed services valued at $1,530. This amount has been booked to additional paid in capital.

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

We have had no operating revenues since inception, March 1, 2005 through February 28, 2009 and the date of this report.  We have incurred expenses totaling $234,287 as of February 28, 2009. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(233,371) as of February 28, 2009.

As of the date of this report our losses continue to mount and, as our vessel ages, management has experienced increasing costs for vessel maintenance.

Our net loss increased by $11,230 or 42% to $38,126 from $26,896 for the six months ended February 28, 2009 compared with the prior year six month period ended February 29, 2008. This was primarily attributed the net effect of the following two factors:

1.             General and administrative expenses increased by $5,429, or 36%, to 20,345 for the six months ended February 28, 2009 from $14,916 for the prior year six month period ended February 29, 2008. We attribute this increase in expenses to additional vessel repair and maintenance costs and to completion of our IPO, hiring a transfer agent and to costs associated with our successful applications at FINRA and the NASD for quotation on the OTCBB.

2.             Professional fees increased by $6,941 to $14,764 for the six months ended February 28, 2009 from $8,273 for the prior year six month period ended February 29, 2008. This is attributable to increased frequency and cost of accounting and transfer agent services associated with quotation on the OTCBB.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

At February 28, 2009, we had $10,167 in cash and a working capital deficit of $(42,061).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

Our operations to date have consisted primarily of acquiring, refitting and relocating our sailing vessel and advertising our sailing school. We have commited substantial resources to maintain our vessel and upgrade safety equipment for operation as a training vessel. We have not yet located paying students for  training aboard our vessel. Accordingly, we do not know if and when we will generate revenue. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

SINCE WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT EXPENSES AND LOSSES TO INCREASE IN THE NEAR TERM, WE DO NOT KNOW IF WE WILL EVER BECOME PROFITABLE OR THAT OUR INVESTORS WILL EVER RECOUP OR PROFIT FROM THEIR INVESTMENT IN OUR SHARES.

From the date of incorporation to February 28, 2008, our accumulated losses are $ (234,287). Since inception we have earned no revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

SINCE OUR SUCCESS IS DEPENDENT ON COMPLETION OF  KEY TASKS  INCLUDING MARKETING AND THE INTRODUCTION OF OUR SERVICES INTO A LIMITED AND SPECIALIZED MARKET, AND SINCE WE HAVE EXPERIENCE SETBACKS AND DISAPPOINTING RESULTS TO DATE , WE DO NOT KNOW IF WE WILL BE ABLE TO COMPLETE OUR KEY TASKS.

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

We have requested and received one-time editorial coverage in the sailing periodical where our service is advertised each month. We have had a few calls from prospective students who saw the coverage and initiated ongoing contact with several prospective students. However we have not booked any students on available voyages. We believe that those who might otherwise book a voyage are able to do so because of the ongoing world economic crisis. We continue to advertise and have contacted a booking agency to discuss the terms under which they might assist us in marketing our service. To date no agreement has been reached with the booking agent.

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
·       the effectiveness of marketing through classified advertisements;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

To raise working capital we have initiated a private placement of unregistered shares of our common stock under exemptions from registration available to us. In connection with that private placement we have accepted the subscription agreement for 10,000 shares for a cash investment of $2,000 from a present shareholder. We anticipate further subscriptions to our private placement.

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

ROSEWIND CORPORATION (Registrant)

DATE: April 13, 2009	By:	/s/ James B. Wiegand
James B. Wiegand President