Form 10-Q
period 2009-05-31
Rosewind CORP
filed 2009-07-13
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2009	Commission File Number 333-13993

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes X     NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [ ]      No [ X]

As of July 7, 2009, 3,442,000 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION
(A Development Stage Company)
Table of Contents

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	May 31,	August 31,
	2009	2008
Assets	(unaudited)

Current Assets:
Cash	$12,790	$37,643
Prepaid asset	257	164

Total current assets	13,047	37,807

Property and equipment, net	30,053	36,266

Total assets	$43,100	$74,073

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued interest payable, related party	$765	$—
Loans payable to related party	54,615	48,115

Total current liabilities	55,380	48,115

Shareholders’ equity (deficit):
Common stock, no par value; 20,000,000 shares authorized,
3,432,000 and 3,389,000 shares issued and outstanding, respectively	213,850	205,250
Additional paid-in capital	18,190	16,004
Accumulated other comprehensive gain (loss)	(916)	449
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(242,904)	(195,245)
Total shareholders' equity (deficit)	(12,280)	25,958

Total liabilities and shareholders' equity (deficit)	$43,100	$74,073

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	May 31,		May 31,		May 31,
	2009	2008	2009	2008	2009

Revenue	$1,750	$—	$1,750	$—	$1,750

Operating expenses:
Professional fees	3,195	8,514	17,959	16,787	60,314
Contributed services, related party (Note 3)	590	600	2,120	3,275	15,391
General and administrative	6,733	8,205	27,078	23,121	159,782

Total operating expenses	10,518	17,319	47,157	43,183	235,487

Loss from operations	(8,768)	(17,319)	(45,407)	(43,183)	(233,737)

Other Income (Expense)
Interest expense	(765)	(566)	(2,252)	(1,598)	(9,167)

Total other expenses	(765)	(566)	(2,252)	(1,598)	(9,167)

Net loss	(9,533)	(17,885)	(47,659)	(44,781)	(242,904)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	—	—	(1,365)	295	(916)

Total Comprehensive Loss	$(9,533)	$(17,885)	$(49,024)	$(44,486)	$(243,820)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	3,409,652	3,389,000	3,418,410	3,297,383

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Loss	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	(500)	(138,072)

Common stock issued for cash at $0.25 per share	239,000	59,750	—	—	—	—

Contributed capital	—	—	669	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	2,674	—	—	—

Foreign currency exchange gain	—	—	—	32	—	—

Net loss, year ended August 31, 2008	—	—	—	—	—	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	(500)	(195,245)

Contributed capital (unaudited)	—	—	66	—	—	—

Office space contributed by
an officer (unaudited)	—	—	900	—	—	—

Services contributed by an officer (unaudited)	—	—	1,220	—	—	—

Common stock issued for cash
at $0.20 per share (unaudited)	43,000	8,600	—	—	—	—

Foreign currency exchange loss (unaudited)	—	—	—	(1,365)	—	—

Net Loss, Period ending May 31, 2009
(unaudited)	—	—	—	—	—	(47,659)

Balance at May 31, 2009 (unaudited)	3,432,000	$213,850	$18,190	$(916)	$(500)	$(242,904)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Nine Months Ended		Through
	May 31,		May 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(47,659)	$(44,781)	$(242,904)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	6,213	5,445	29,242
Contributed capital to fund expenses	2,186	3,715	18,090
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(93)	(155)	(257)
Increase (decrease) in accounts payable
and accrued liabilities	(600)	652	6,763
Net cash used in
operating activities	(39,953)	(35,124)	(133,066)

Cash flows from investing activities:
Cash paid for fixed assets	—	(7,466)	(20,294)
Net cash used in
investing activities	—	(7,466)	(20,294)

Cash flows from financing activities:
Common stock issued for cash	8,600	59,750	118,350
Proceeds from related party loans	6,500	3,100	47,700
Net cash provided by
financing activities	15,100	62,850	166,050

Net change in cash	(24,853)	20,260	12,690

Cash, beginning of period	37,643	23,358	100

Cash, end of period	$12,790	$43,618	$12,790

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

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

Note 3:  Related Party Transactions

As of May 31, 2009, the Company has a secured promissory note to the sole officer and director for $34,783 for working capital.  The loan carries a 6% interest rate, matures on August 31, 2009 and is secured by the sailing vessel. Accrued interest payable on the loan totaled $522 as of May 31, 2009.

The Company also has an unsecured promissory note to the sole officer and director for $19,832 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $243 as of May 31, 2009.

For the period ended May 31, 2009 the sole officer of the Company contributed services valued at $2,120. This amount has been booked to additional paid in capital.

Note 4:  Subsequent Events

In July 2009 the company sold 10,000 shares of common stock pursuant to an earlier private placement, for total proceeds of $2,000.

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

We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of the date of this report we have collected full tuition from only one student. We have no permanent base for our sailing vessel. Communication with our vessel is by satellite phone while at sea and by land telephone, cell phone, fax or internet, as available, while in port. We conduct company administration, logistics and marketing from our US offices.

During June of 2008 we completed a two week training voyage with our first student on a “share expense” basis. This voyage was from Nelson, New Zealand to Noumea, New Caledonia. No net revenue was generated. We confirmed the viability of our curriculum and we received a positively worded testimonial letter from the non-related third party student.

During April of 2009 we completed a one week training voyage with our second student. The student paid $1,750 for the training voyage and stated that he was pleased with the experience. As of the date of this report we continue to advertise our school and we are attempting to book additional voyages.

We have had $1,750 in operating revenues since inception, March 1, 2005 through May 31, 2009 and the date of this report.  We have incurred operating expenses totaling $235,487 as of May 31, 2009. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(242,904) as of May 31, 2009. As of the date of this report our losses continue to mount.

Our net loss increased by $4,538 or 10% to $49,024 from $44,486 for the nine month period ended May 31, 2009 compared with the prior year nine month period ended May 31, 2008. This was primarily attributed the net effect of the following two factors:

1.             General and administrative expenses increased by $3,957, or 17%, to $27,078 for the nine month period ended May 31, 2009 from $23,121 for the prior year quarter ended May 31, 2008. We attribute this increase in expenses to additional boat repair and maintenance costs.

2.             Interest expense increased by $654 to $2,252 for the quarter ended May 31, 2009 from $1,598 for the prior year quarter ended May 31, 2008. This is attributable to an increase in the unsecured notes payable balance.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

At May 31, 2009, we had $12,790 in cash and a working capital deficit of $(42,333).  As of the date of this report our liquidity and capital resources continue to decline and our ability to consistently generate student revenue remains unproven.

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

Part 2.    Other Information

Item 1 -  Legal Information.

No response required.

Item 1A.  Risk Factors

 RISKS RELATED TO OUR BUSINESS

OUR SOLE ASSET, OUTSIDE OF CASH HELD IN OUR BANK IN THE UNITED STATES, IS OUR VESSEL WHICH IS LOCATED IN NEW ZEALAND. PURCHASERS OF OUR SECURITIES SHOULD CONSIDER THAT ASSETS LOCATED IN A FOREIGN JURISDICTION ARE NOT RECOVERABLE TO THE SAME EXTENT THAT THOSE SAME ASSETS WOULD BE RECOVERABLE IF LOCATED WITHIN THE JURISDICTION OF THE UNITED STATES.

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

WE INTEND TO UTILIZE OUR U.S. COAST  GUARD DOCUMENTED VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL. WE HAVE IDENTIFIED, AND WE ARE IN COMPLIANCE WITH, THE APPLICABLE DOCUMENTATION AND REGISTRATION REQUIREMENTS OF THE U.S. COAST GUARD AND THE FEDERAL COMMUNICATIONS COMMISSION..

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

SINCE WE HAVE GENERATED NO SIGNIFICANT REVENUES AND OUR COMPANY IS NEW AND HAS  ONLY RECENTLY COMENCED PLANNED OPERATIONS, WE MAY NOT BE ABLE TO GENERATE SIGNIFICANT REVENUE IN THE NEAR FUTURE. FURTHER, THERE IS NO ASSURANCE THAT WE WILL EVER GENERATE SIGNIFICANT REVENUE. WE HAVE NOT GENERATED SIGNIFICANT REVENUE SINCE INCEPTION AND WE HAVE EXPERIANCED LOSSES SINCE INCEPTION. FAILURE TO GENERATE SUFFICIENT REVENUE TO PAY EXPENSES AS THEY COME DUE WILL RESULT IN THE FAILURE OF OUR COMPANY AND THE COMPLETE LOSS OF ANY MONEY INVESTED TO PURCHASE OUR SHARES.

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

WE ARE AT AN EARLY STAGE OF DEVELOPMENT.  WE HAVE BEGUN TO MARKET BUT HAVE NOT YET GENERATED SIGNIFICANT REVENUES.  IF WE ARE UNSUCCESSFUL IN MARKETING OUR SERVICE, OUR SECURITIES MAY BE ILLIQUID OR WORTHLESS.

Our operations to date have consisted primarily of acquiring, refitting and relocating our sailing vessel and advertising our sailing school. We have commited substantial resources to maintain our vessel and upgrade safety equipment for operation as a training vessel. We have located and trained only one paying student aboard our vessel. Accordingly, we do not know if and when we will generate significant revenue. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

SINCE WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT EXPENSES AND LOSSES TO INCREASE IN THE NEAR TERM, WE DO NOT KNOW IF WE WILL EVER BECOME PROFITABLE OR THAT OUR INVESTORS WILL EVER RECOUP OR PROFIT FROM THEIR INVESTMENT IN OUR SHARES.

From the date of incorporation to May 31, 2009, our accumulated losses are $ (242,904). Since inception we have earned only very limited revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

In addition, we have limited experience in marketing and sales and we intend to develop only a very limit sales and marketing infrastructure to commercialize our service.

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

RISKS RELATED TO OUR INDUSTRY

SHAREHOLDERS  RISK THAT WE WILL BE UNABLE TO SUCCESSFULLY MARKET OUR SERVICE. WE HAVE NOT YET ESTABLISHED THAT OUR SERVICE WILL BE CONSISTANTLY SAFE, EFFECTIVE OR ACCEPTED IN THE MARKET.

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales. As of the date of this report, we have trained only two students. Both students responded to our classified advertisement but the first student and was booked on a one time  “share expense” basis such that we could initiate our training operations without further delay. The first student provided us with a handwritten letter of recommendation and we now provide a copy of this letter to prospective students. Now that we have had a paying student, we do not presently anticipate making any more voyages where students are trained on a “share expense” basis. We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A client or staff member could be injured or lost at sea in spite of precautions. In the event our company encounters a serious and sustained problem with its operations, shareholders would likely lose their entire investment.

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

The degree of market acceptance will depend on a number of factors, including:

●               demonstration of the efficacy and safety of our training methods and planned curriculum;
●               cost-effectiveness;
●               potential advantages of alternative sailing schools which may offer similar opportunities;
●               the effectiveness of marketing through classified advertisements.
●               achieving market acceptance of our hands-on approach to the training of sailors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We are conducting a private placement of restricted shares of our common stock under exemptions from registration which are available to us. Accordingly, all share certificates issued in the private placement bear a restricted legend.

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

ROSEWIND CORPORATION (Registrant)

DATE: July 13, 2009	By:	/s/ James B. Wiegand
James B. Wiegand President