Form 10-K
period 2009-08-31
Rosewind CORP
filed 2009-10-20
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year  Ended  August 31, 2009

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

State issuer’s revenues for the most recent fiscal year:  $1,750

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [ ]     No [X]

The aggregate market value of the voting stock held by non-affiliates (2,219,500 shares of no par value Common Stock) was $ 1,109,750 as of September 4, 2009. The stock price for computation purposes was $ 0.50 per share, based on the fact that the final trade for the Registrant’s Common Shares on the OTCBB on September 4, 2009 was at $ 0.50 per share. The value is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date, October 20, 2009 was: 3,469,500 shares.

ROSEWIND CORPORATION
 (A Development Stage Company)

FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2009

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

We have placed classified advertising in sailing magazines, mailed our brochure and conducted telephone sales to book students from our office in Colorado. We have been attempting to generate revenue from students since February 2008, but as August 31, 2009 and the date of this report we have trained one student on a  two week voyage during early June of 2008 and second student on a one week voyage during April of 2009.

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

Our unique curriculum consists of a  fast track experience for up to two student sailors who will voyage for a  week or more under the direction of our Captain, Michael Wiegand. Topics covered will include:

•	Marine Environment and Safety at Sea
•	Life Rafts and Ditch Bags
•	Medical Preparedness and First Aid
•	Features off Offshore Capable Vessels
•	Rigging and Deck Gear
•·	Tools, Mechanical and Electrical Skills
•	Sails, Rope work and Sewing
•	Sail Handling
•	12 Volt Electrical Systems
•	Boat Electronics, Instruments, Radio and Radar
•	Auxiliary Diesel Maintenance and Repair
•	Heavy Weather Seamanship
•	Weather, Pilot Charts and Navigation
•	Passagemaking
•	Boat Maintenance, Provisioning and Waste Disposal
•	Ships Papers, Zarpes and Permits

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

EMPLOYEES

We have two employees.

RISKS RELATED TO OUR BUSINESS

OUR SOLE ASSET, OUTSIDE OF CASH HELD IN BANKS , IS OUR VESSEL WHICH IS LOCATED IN NEW ZEALAND. PURCHASERS OF OUR SECURITIES SHOULD CONSIDER THAT ASSETS LOCATED IN A FOREIGN JURISDICTION ARE NOT RECOVERABLE TO THE SAME EXTENT THAT THOSE SAME ASSETS WOULD BE RECOVERABLE IF LOCATED WITHIN THE JURISDICTION OF THE UNITED STATES.

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

SINCE WE HAVE LIMITED REVENUES AND OUR COMPANY IS NEW AND HAS ONLY RECENTLY COMENCED PLANNED OPERATIONS, WE WILL NOT BE ABLE TO GENERATE SIGNIFICANT REVENUE IN THE NEAR FUTURE. FURTHER, THERE IS NO ASSURANCE THAT WE WILL EVER GENERATE SIGNIFICANT REVENUE. WE HAVE NOT GENERATED SIGNIFICANT REVENUE SINCE INCEPTION AND WE HAVE EXPERIANCED LOSSES SINCE INCEPTION. FAILURE TO GENERATE SUFFICIENT REVENUE TO PAY EXPENSES AS THEY COME DUE WILL RESULT IN THE FAILURE OF OUR COMPANY AND THE COMPLETE LOSS OF ANY MONEY INVESTED TO PURCHASE OUR SHARES.

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

Our operations to date have consisted primarily of acquiring, refitting and relocating our sailing vessel. An ongoing commitment of substantial resources to refit and maintain our vessel with safety equipment is required to operate as a training vessel . We do not know if we will be able to complete these tasks. We have  located only one paying students for  training aboard our vessel. Accordingly, we do not know if and when we will generate significant revenue. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

SINCE WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT EXPENSES AND LOSSES TO INCREASE IN THE NEAR TERM, WE DO NOT KNOW IF WE WILL EVER BECOME PROFITABLE OR THAT OUR INVESTORS WILL EVER RECOUP OR PROFIT FROM THEIR INVESTMENT IN OUR SHARES.

From the date of incorporation to August 31, 2009, our accumulated losses are $ 254,904. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

WE WILL CONTINUE TO REQUIRE SUBSTANTIAL ADDITIONAL FUNDS FOR GENERAL AND ADMINISTRATIVE, REPAIRS, TRAVEL,  SUPPLIES AND MARKETING COSTS. WE MIGHT NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING ON ACCEPTABLE TERMS, IF AT ALL. WITHOUT ADDITIONAL FUNDING, WE WILL FAIL.

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

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales in the short term. As of the date of this report, we have trained only two students. The students responded to our classified advertisement . Our first student provided us with a handwritten letter of recommendation and we now provide prospective students with a copy of his letter and related editorial coverage that ran in a sailing magazine. We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A student or staff member could be injured or lost at sea in spite of precautions. In the event our company encounters a serious and sustained problem with its operations, shareholders would likely lose their entire investment

WE INTEND TO UTILIZE OUR VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL BUT WE HAVE NOT YET IDENTIFIED OR ATTEMPTED TO COMPLY WITH ANY APPLICABLE CERTIFICATION OR LICENSING REQUIREMENTS OF ANY JURISDICTION.

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

HOLDERS

As of the date of this report, there were approximately 87 holders of our common stock.

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

On November 16, 2007, all proceeds from the sale of 238,000 common shares registered in connection with our IPO amounting to $59,750 were deposited into our checking account.  This cash is being used to build our business under the plan detailed in our IPO Propspectus.

On February 6, 2009, we issued Stan Norfleet 10,000 shares of our common stock in consideration for $2,000.

On April 7, 2009, we issued Kendel and Margaret Woods 10,000 shares of our common stock in consideration for $2,000.
On April 7, 2009, we issued Beau Brooks 2,500 shares of our common stock in consideration for $500.

On May 7, 2009 , we issued  Carolyn Grobe 500 shares of our common stock in consideration for $100.
On May 7, 2009 , we issued Fred Neal 5,000 shares of our common stock in consideration for $1,000.
On May 7, 2009 , we issued Robert and Mary Schuster 5,000 shares of our common stock in consideration for $1,000.

On May 29, 2009 , we issued Maxine Turill 2,500  shares of our common stock in consideration for $500.
On May 29, 2009 , we issued  Rory Kuenn 2,500 shares of our common stock in consideration for $500.
On May 29, 2009 , we issued  John Whitton 5,000 shares of our common stock in consideration for $1,000.

On July 6, 2009 , we issued Greg Howard 5,000 shares of our common stock in consideration for $1,000.
On July 6, 2009 , we issued Brad Matousek 5,000 shares of our common stock in consideration for $1,000.

On August 20, 2009 , we issued Susan Widmann 2,500 shares of our common stock in consideration for $500
On August 20, 2009 , we issued Craig K. Olson 25,000 shares of our common stock in consideration for $5,000

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

We conducted our second student training voyage in April 2009. Net revenue of $1,750 was earned for the one week voyage. The student was a non-related third party.

Subject to local weather conditions we plan to generate revenue as soon as more students can be located and booked. From March 1, 2005 (inception), through August 31, 2009 and the date of this Form 10-K, we had $1,750 of operating revenues. Going forward, we intend to generate revenue from student tuition.

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

Our target client will likely be a novice sailing enthusiast looking to crew or who is shopping for, or has just purchased a cruising sailboat. The training conducted by our sailing school will help the student select and equip a sailing vessel and prepare for crossing an ocean safely and confidently. We will admit less experienced sailors than those who can qualify themselves as experienced crew. In return for the higher cost, our week of training at sea delivered to our students at sea will be more personalized and structured than the typical “share expenses” crew opportunity.  Potential crew and novice yacht owners use classified advertisements as one method to locate a sailboat with plans for a specific voyage where they may gain experience. Generally, this is arranged by paying a portion of the expenses of the voyage. We may reject the applications of prospective students who are not, in our opinion, physically and mentally prepared for the challenge of ocean voyaging.

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

We believe that we will be most successful by advertising consistently each month. This was done during the periods preceding our training voyages. Our advertisements contain our office phone number and the address of our website. Callers either reach James Wiegand or a recorded message with an opportunity to leave a name and phone number for a return call.

As of the date of this report, our advertising program has produced only disappointing results. We have received very few calls from prospective students. The two students we  have trained to date located us through our classified advertisement. We plan to continue monthly advertising and have, on occasion, added a photo of our vessel to run with the copy. We have also soliciting editorial coverage for our sailing school. One editorial has been written and published in the November 2008 edition of “Cruising World” magazine. Improved response to our advertising was noted . Significant improvement in our  revenues has not materialized to date.

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

Estimated Quarterly Operating Expenses (Assuming six, one week training voyages per Quarter)

Staff	$4,000
Fuel and Phone	500
Provisions and Supplies	2,700
Travel and Lodging	500
Note Interest	500
Home Office Rent	300
Bookkeeper	250

Total	$8,750

Estimated Annual Public Company Costs
Annual Audit, Form 10-K, Form 10Qs	$13,000
Annual Transfer agent	3,600
Annual legal and SEC Filing	3,000
Total Annual Public Company Costs	$19,6000

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

Our  current maintenance strategy is to perform a major haul-out annually during the local cyclone season when we cannot go to sea for training voyages. During our September-October 2008 haul-out in Brisbane, Australia we  incurred expenses of approximately $8,000 for repairs and maintenance. To conserve cash we plan to delay our 2009 haul-out until February of 2010 subsequent to our year end.  We anticipate further maintenance and upgrade expenses will be required to ready our vessel for the training  voyages we are now attempting to book. Vessel maintenance costs will likely increase as level of use and age increases. This could have a material adverse effect on our cash flow.

Our Potential for Growth.

Our business model indicates we can achieve a positive cash flow as a public company if we can successfully sell and deliver, each quarter, six one week voyages with two students training on each voyage. Our vessel has three usable berths (beds) while at sea. As of the date of this report we have failed to generate significant revenue. We continue our efforts to book students for our planned voyages.

Financial Condition and Results of Operation

We are a development stage company. We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of August 31, 2009 and the date of this report we have completed the training of only one  regular paying student.

During June of 2008 we completed a two week training voyage with a student on a “share expense” basis. This voyage was for Nelson, New Zealand to Noumea, New Caledonia. No net revenue was generated. We confirmed the viability of our curriculum and we received a positively worded testimonial letter from the non-related third party student.
We conducted our second student training voyage in April 2009. Net revenue of $1,750 was earned for the one week voyage. The student was a non-related third party.

We have had operating revenues of $1,750 since inception, March 1, 2005 through August 31, 2009 and the date of this report.  We have incurred operating expenses totaling $245,902 as of August 31, 2009. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of  $ 254,139 as of August 31, 2009. As of the date of this report our losses continue to mount.

Our net loss increased by $1,721 or 1% to $58,894 from $57,173 for the year ended August 31, 2009 compared with  the prior year ended August 31, 2008. This was primarily attributed the net effect of the following four factors:

1.
General and administrative expenses increased by $2,918, or 9.5%, to $33,576 for the year ended August 31, 2009  from $30,658 for the prior year ended August 31, 2008. We attribute this increase in expenses to.additional costs incurred to maintain and upgrade our training vessel.

2.
Professional fees increased by $835 or 4% to $21,286 for the year ended August 31, 2009 from $20,451 for the prior year ended August 31, 2008. This is attributable to increased frequency and cost of accounting and auditing services, legal fees and costs associated with  quotation on the OTCBB.

3.
Services contributed by a related party decreased by $1,165 or 30% to $2,710 for the year ended August 31, 2009 from $3,875 for he year ended August 31, 2008. This is attributable to a reduction in management time contributed as compared to to the preceeding year during which management prepared the company’s one-time Finra documentation.

4.	Revenue increased by $1,750 to $1,750 for the year ended August 31, 2009 from $0 for the year ended August 31, 2008. This is attributable to increased revenue for sailing school operations.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

On January 22, 2009 management initiated sale of a Regulation D Private Placement of up to 125,000 shares of its common stock at a price of $0.20 per share.  As of August 31, 2009 and the date of this report 80,500 restriced shares have been issued in consideration of $16,100 in offering proceeds. All proceeds have been deposited into the company’s bank and utilized for operations.

At August 31, 2009,  we had $13,612 in cash and a working capital deficit of  $41,566.  As of the date of this report our liquidity and capital resources continue to decline and  our ability to generate significant student revenue remains unproven.

Item 7. Financial Statements.

The financial statements and supplementary data required by this item are submitted on page 19 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rosewind Corporation (a development stage company)
Loveland, Colorado

We have audited the accompanying balance sheets of Rosewind Corporation (a development stage company) as of August 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended August 31, 2009, and from inception on March 1, 2005 through August 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewind Corporation (a development stage company) as of August 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2009, and from inception on March 1, 2005 through August 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Rosewind Corporation’s (a development stage company) internal control over financial reporting as of August 31, 2009, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

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

HJ & Associates, LLC
Salt Lake City, Utah
October 20, 2009

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	August 31,	August 31,
	2009	2008
Assets

Current Assets:
Cash	$13,612	$37,643
Prepaid asset	257	164

Total current assets	13,869	37,807

Property and equipment, net	27,983	36,266

Total assets	$41,852	$74,073

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accrued interest payable, related party	$820	$—
Loans payable to related party	54,615	48,115

Total current liabilities	55,435	48,115

Shareholders’ equity (deficit) (Notes 1 and 3):
Common stock, no par value; 20,000,000 shares authorized,
3,469,500 and 3,389,000 shares issued and outstanding, respectively	221,350	205,250
Additional paid-in capital	20,471	16,004
Accumulated other comprehensive gain (loss)	(765)	449
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(254,139)	(195,245)
Total shareholder’s equity (deficit)	(13,583)	25,958

Total liabilities and shareholders' equity (deficit)	$41,852	$74,073

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2009	2008	2009

Revenue	$1,750	$—	$1,750

Operating expenses:
Professional fees	21,286	20,451	63,641
Contributed services, related party (Note 3)	2,710	3,875	15,981
General and administrative	33,576	30,658	166,280

Total operating expenses	57,572	54,984	245,902

Loss from operations	(55,822)	(54,984)	(244,152)

Other Income (Expense)
Interest expense	(3,072)	(2,189)	(9,987)

Total other expenses	(3,072)	(2,189)	(9,987)

Net loss	(58,894)	(57,173)	(254,139)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	(1,214)	32	(765)

Total Comprehensive Loss	$(60,108)	$(57,141)	$(254,904)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average
common shares outstanding	3,408,515	3,383,776

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Loss	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	(500)	(138,072)

Common stock issued for cash at $0.25 per share	239,000	59,750	—	—	—	—

Contributed capital	—	—	669	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	2,674	—	—	—

Foreign currency exchange gain	—	—	—	32	—	—

Net loss, year ended August 31, 2008	—	—	—	—	—	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	(500)	(195,245)

Contributed capital	—	—	1,757	—	—	—

Office space contributed by
an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	1,510	—	—	—

Common stock issued for cash
at $0.20 per share	80,500	16,100	—	—	—	—

Foreign currency exchange loss	—	—	—	(1,214)	—	—

Net loss, year ended August 31, 2009	—	—	—	—	—	(58,894)

Balance at August 31, 2009	3,469,500	$221,350	$20,471	$(765)	$(500)	$(254,139)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			March 1,
			2005
			(Inception)
	For The Year Ended		Through
	August 31,		August 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(58,894)	$(57,173)	$(254,139)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	8,283	7,515	31,312
Contributed capital to fund expenses	4,467	4,543	20,371
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(93)	(164)	(257)
Increase (decrease) in accounts payable
and accrued liabilities	(394)	480	6,969
Net cash used in
operating activities	(46,631)	(44,799)	(139,744)

Cash flows from investing activities:
Cash paid for fixed assets	—	(7,466)	(20,294)
Net cash used in
investing activities	—	(7,466)	(20,294)

Cash flows from financing activities:
Common stock issued for cash	16,100	59,750	125,850
Proceeds from related party loans	6,500	6,800	47,700
Net cash provided by
financing activities	22,600	66,550	173,550

Net change in cash	(24,031)	14,285	13,512

Cash, beginning of period	37,643	23,358	100

Cash, end of period	$13,612	$37,643	$13,612

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$2,251	$—	$2,251

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2009 and 2008

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

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of August 31:

	2009	2008
Deferred tax assets:
NOL Carryover	$57,600	$38,400
Related Party Accruals	-	-

Valuation allowance	(57,600)	(38,400)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. New Zealand income tax rate to pretax income from continuing operations for the years ended August 31, 2009 and 2008 due to the following:

	2009	2008
Book Income	$(18,032)	$(17,142)
Foreign Currency	364	(10)
Meals and Entertainment	487	1,026
Stock for Services	-	1,363

Valuation allowance	17,181	14,763
	$-	$-

At August 31, 2009, the Company had net operating loss carryforwards of approximately $189,000 that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the August 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2009 and 2008

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

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2009 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

f.  Development Stage

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”.  As of August 31, 2009 the Company has devoted substantially all of its efforts to financial planning and acquiring and reconditioning a sailing vessel.

g.  Property and Equipment

The Company’s capital assets consist of one sailing vessel, a 1982/86 Jason 35 Cutter rig, and an inflatable boat which are stated at the lower of cost or market.  Depreciation is calculated using the straight-line method over the estimated useful life of the vessel and related improvements, ranging from five to ten years.  Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Property and Equipment (continued)

Fixed assets and related depreciation for the years ended August 31 are as follows:

	2009	2008
Sailing vessel	$59,295	$59,295
Accumulated depreciation	(31,312)	(23,029)
Total fixed assets	$27,983	$36,266

Depreciation expense was $8,283 and $7,515 for the years ended August 31, 2009 and 2008, respectively.

h.	Revenue Recognition

Revenue is recognized when the services are provided and collection is reasonably assured.

i.	Foreign Currency Translation

Expenses incurred and paid in foreign currency have been translated to U.S. currency for reporting purposes.

j.	Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $1,040 and $851 of advertising expense during the years ended August 31, 2009 and 2008, respectively.

k.	Newly Adopted Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

In May, 2009 the FASB issued SFAS 165, Subsequent Events that becomes effective for interim or annual financial periods after June 15, 2009.  The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  The adoption of this standard will not materially impact the Company’s financial statements.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2009 and 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June, 2009 the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles that becomes effective for financial statements issued for interim and annual periods ending after September 15, 2009.  This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. The adoption of this standard will not materially impact the Company’s financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

l.    Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 -  RELATED PARTY TRANSACTIONS

As of August 31, 2009, the Company has a secured promissory note to the sole officer and director for $34,783 for working capital.  The loan carries a 6% interest rate, matures on November 30, 2009 and is secured by the sailing vessel. Accrued interest payable on the loan totaled $522 as of August 31, 2009.

The Company also has an unsecured promissory note to the sole officer and director for $19,832 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $298 as of August 31, 2009.

As of August 31, 2008, the Company had a secured promissory note to the sole officer and director for $48,115 for working capital.  The loan carried a 6% interest rate, matured on February 28, 2009 and was secured by the sailing vessel.  Accrued interest payable on the loan totaled $0 as of August 31, 2008.

For the years ended August 31, 2009 and 2008 the sole officer of the Company contributed services valued at $1,510 and $2,674, respectively. This amount has been booked to additional paid in capital.

Additional paid in capital has been increased as a result of expenses paid by the officer on behalf of the Company.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2009 and 2008

NOTE 3 -	COMMON STOCK TRANSACTIONS

During the year ended August 31, 2009, the Company issued 80,500 shares of common stock valued at $16,100.

The Company completed its initial public offering of shares during the year ended August 31, 2008.  A total of 239,000 common shares were sold by management.  All the proceeds of the IPO amounting to $59,750 were deposited in the Company's bank account.

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

NOTE 5 -	SUBSEQUENT EVENT

The Company has evaluated subsequent events from the balance sheet date through October 20, 2009, and determined there are no events to disclose.

Item 8. Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

None

ITEM 8A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of August 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of August 31, 2009.

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

NAME	POSITION	AGE

James B. Wiegand	President, Chief Financial Officer, Secretary and Director	63

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

Resume of Michael Wiegand

Michael Wiegand, age 22, participated in the “Gifted and Talented” program throughout elementary and middle school, authoring a school website under a federal grant that he independently applied for and obtained. Thereafter, age 10, Michael lived with his family aboard a forty-two foot sailing ketch, cruising the Bahamas for a year while home schooling. Upon returning to shore life in Colorado, Michael Wiegand completed extra-curricular courses in basic accounting, advertising and employee management and worked at the Boyd Lake Marina during the summer where he did general maintenance, serviced boats and sold gas. Self employed creating web sites, and delivering news papers, he left high school a few years early, passed his GED and scored well on the SAT. He opted not to enter college, choosing instead to work full time for Mechanical Insulation Systems, Inc, installing thermal insulation and later training and managing new employees. At age 17, Michael Wiegand refitted the Company’s thirty-five foot cutter and began the first leg of his sailing voyage, solo, bound for Australia. While Michael is a published writer, he holds no licenses or certificates which qualify him to work as an officer on any ship in any waters. He completed his solo sailing voyages to Australia and New Zealand and is presently operating Six String as a training vessel.

Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified. Other than the Father-Son relationship between James B. Wiegand and Michael Wiegand, there are no family relationships among the persons described below.

Item 10. Executive Compensation.
EXECUTIVE COMPENSATION

The following table presents all information regarding the compensation awarded to, earned by, or paid to named executive offices for the fiscal year ended August 31, 2009 and during the last four fiscal years.

SUMMARY COMPENSATION TABLE

				Long Term	All Other
		Annual Compensation		Compensation Awards	Compensation ($)
					Securities
Name and				Restricted Stock	Underlying
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
James B.	2009 & 2008	0	0	0	0
Wiegand	2007	0	0	0	0
President, Secretary	2006	0	0	0	0
and Director	2005	500(1)	0	0	0
_____________

(1) James B. Wiegand received 100,000 shares for $500 in fees and expenses paid on behalf of the Company during 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

 The following table lists, as of August 31, 2009, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,469,500 shares of common stock which are issued and outstanding. Unless otherwise indicated, the business address of each such person is c/o Rosewind Corporation, 16200 WCR 18E, Loveland, Colorado 80537.

OFFICERS, DIRECTORS	NUMBER	BENEFICIAL
AND 5% STOCKHOLDERS	OF SHARES	OWNERSHIP (%)

James B. Wiegand	1,250,000(1)*	36.0%

Katherine Gould	600,000 (2)	17.3%

Michael Wiegand	700,000(3)	20.1%

All directors and executive officers as a group (1 person)	1,250,000*	36.0%

___________________

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

As of August 31, 2009, the Company has a secured promissory note to the sole officer and director for $34,783 for working capital.  The loan carries a 6% interest rate, matures on November 30, 2009 and is secured by the sailing vessel. Accrued interest payable on the loan totaled $522 as of August 31, 2009.

The Company also has an unsecured promissory note to the sole officer and director for $19,832 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $298 as of August 31, 2009.

As of August 31, 2008, the Company had a secured promissory note to the sole officer and director for $48,115 for working capital.  The loan carried a 6% interest rate, matured on February 28, 2009 and was secured by the sailing vessel.  Accrued interest payable on the loan totaled $0 as of August 31, 2008.

For the years ended August 31, 2009 and 2008 the sole officer of the Company contributed services valued at $1,510 and $2,674, respectively. This amount has been booked to additional paid in capital.

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

Item 14. Principal Accountant Fees and Services

The aggregate fees billed during the fiscal years ended August 31, 2009, 2008 and 2007 for professional services rendered by our principal accounting firm, H.J. Associates for the audit of or financial statements included in Form 10-KSB and for the review of the interim financial statements included in Form 10-QSB were approximately $16,500, $14,700 and $18,860 respectively. Included here are fees associated with the review of a registration statement filed with the SEC and the related issuance of independent accountant consent letters.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

DATE: October 20, 2009	By:	/s/ James B. Wiegand
James B. Wiegand President