Form 10-Q
period 2009-11-30
Rosewind CORP
filed 2010-01-14
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2009	Commission File Number 333-13993

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes       No  X

As of January 6, 2010, 3,469,500 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION
(A Development Stage Company)
Table of Contents

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	November 30,	August 31,
	2009	2009
Assets	(unaudited)

Current Assets:
Cash	$3,445	$13,612
Prepaid asset	257	257

Total current assets	3,702	13,869

Property and equipment, net	25,912	27,983

Total assets	$29,614	$41,852

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,000	$—
Accrued interest payable, related party	1,653	820
Loans payable to related party	55,542	54,615

Total current liabilities	61,195	55,435

Shareholders’ equity (deficit):
Common stock, no par value; 20,000,000 shares authorized,
3,469,500 and 3,389,000 shares issued and outstanding, respectively	221,350	221,350
Additional paid-in capital	21,381	20,471
Accumulated other comprehensive gain (loss)	(607)	(765)
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(273,205)	(254,139)
Total shareholder’s equity (deficit)	(31,581)	(13,583)

Total liabilities and shareholders' equity (deficit)	$29,614	$41,852

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2009	2008	2009

Revenue	$—	$—	$1,750

Operating expenses:
Professional fees	10,909	9,143	74,550
Contributed services, related party (Note 3)	910	740	16,891
General and administrative	6,656	11,625	172,936

Total operating expenses	18,475	21,508	264,377

Loss from operations	(18,475)	(21,508)	(262,627)

Other Income (Expense)
Other income	242	—	242
Interest expense	(833)	(722)	(10,820)

Total other expenses	(591)	(722)	(10,578)

Net loss	(19,066)	(22,230)	(273,205)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	158	(1,441)	(607)

Total Comprehensive Loss	$(18,908)	$(23,671)	$(273,812)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	3,469,500	3,389,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(19,066)	$(22,230)	$(273,205)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	2,071	1,483	33,383
Contributed capital to fund expenses	910	806	21,281
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	—	(199)	(257)
Increase (decrease) in accounts payable
and accrued liabilities	4,991	(719)	11,960
Net cash used in
operating activities	(11,094)	(20,859)	(150,838)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(20,294)
Net cash used in
investing activities	—	—	(20,294)

Cash flows from financing activities:
Common stock issued for cash	—	—	125,850
Proceeds from related party loans	927	1,300	48,627
Net cash provided by
financing activities	927	1,300	174,477

Net change in cash	(10,167)	(19,559)	3,345

Cash, beginning of period	13,612	37,643	100

Cash, end of period	$3,445	$18,084	$3,445

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

Note 3:  Related Party Transactions

As of November 30, 2009, the Company has a secured promissory note to the sole officer and director for $34,783 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $1,044 as of November 30, 2009.

The Company also has an unsecured promissory note to the sole officer and director for $20,760 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $609 as of November 30, 2009.

For the period ended November 30, 2009 the sole officer of the Company contributed services valued at $910. This amount has been booked to additional paid in capital.

Note 4:  Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through January 14, 2010, and  determined there are no events to disclose.

Part I. Item 1.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

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

We have had $1,750 in operating revenues since inception, March 1, 2005 through November 33, 2009 and the date of this report.  We have incurred operating expenses totaling $260,377 as of November 30, 2009. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(273,205) as of November 30, 2009. As of the date of this report our losses continue to mount.

Our net loss decreased by $3,164 or 14% to $19,066 from $22,230 for the three month period ended November 30, 2009 compared with the prior year three month period ended November 30, 2008. This was primarily attribute the following two factors:

1.             General and administrative expenses decreased by $4,969, or 43%, to $6,656 for the three month period ended November 30, 2009 from $11,625 for the prior year quarter ended November 30, 2008. We attribute this decrease in expenses to a decrease in boat repair and maintenance costs..

2.           Professional fees increased by $1,766 or 19% to $10,909 for the three month period ended November 30, 2009 from $9,134 for the three month period ended November 30, 2008. We attribute this change to completion of our annual audit at a later date and the consequent shifting of a portion of the professional fees incurred in connection with our audit to a future accounting period.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

At November 30, 2009, we had $3,445 in cash and a working capital deficit of $(57,493).  As of the date of this report our liquidity and capital resources continue to decline and our ability to consistently generate student revenue remains unproven.

Item 2. Quantitative and Qualitative Disclosures About Market Risk

No response required.

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

From the date of incorporation to November 30, 2009, our accumulated losses are $ (273,812). Since inception we have earned only very limited revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)	Exhibits

	31.1	Certification of Principal Executive and Financial Officer
	32.1:	Section 1350 Certification

(b)		Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION
(Registrant)

DATE: January 14, 2010	BY:	/s/ James B. Wiegand
James B. Wiegand
President