Form 10-Q
period 2009-12-31
Rosewind CORP
filed 2010-04-14
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 28, 2010	Commission File Number 333-13993

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of March 31, 2010, 3,479,500 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	February 28,	August 31,
	2010	2009
Assets	(unaudited)

Current Assets:
Cash	$451	$13,612
Prepaid asset	172	257

Total current assets	623	13,869

Property and equipment, net	25,414	27,983

Total assets	$26,037	$41,852

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,902	$—
Accrued interest payable, related party	2,583	820
Loans payable to related party	62,062	54,615

Total current liabilities	67,547	55,435

Shareholders’ equity (deficit):
Common stock, no par value; 20,000,000 shares authorized,
3,479,500 and 3,469,500 shares issued and outstanding, respectively	223,350	221,350
Additional paid-in capital	21,881	20,471
Accumulated other comprehensive gain (loss)	(804)	(765)
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(285,437)	(254,139)
Total shareholders' equity (deficit)	(41,510)	(13,583)

Total liabilities and shareholders' equity (deficit)	$26,037	$41,852

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		March 1, 2005 (Inception) Through
	February 28,		February 28,		February 28,
	2010	2009	2010	2009	2010

Revenue	$—	$—	$—	$—	$1,750

Operating expenses:
Professional fees	3,764	5,621	14,674	14,764	78,315
Contributed services, related party (Note 3)	500	790	1,410	1,530	17,391
General and administrative	7,069	8,719	13,724	20,345	180,004

Total operating expenses	11,333	15,130	29,808	36,639	275,710

Loss from operations	(11,333)	(15,130)	(29,808)	(36,639)	(273,960)

Other Income (Expense)
Other income	32	—	274	—	274
Interest expense	(931)	(765)	(1,764)	(1,487)	(11,751)

Total other expenses	(899)	(765)	(1,490)	(1,487)	(11,477)

Net loss	(12,232)	(15,895)	(31,298)	(38,126)	(285,437)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	(198)	75	(39)	(1,365)	(804)

Total Comprehensive Loss	$(12,430)	$(15,820)	$(31,337)	$(39,491)	$(286,241)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	3,472,278	3,391,556	3,470,889	3,390,271

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Loss	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	(500)	(138,072)

Common stock issued for cash at $0.25 per share	239,000	59,750	—	—	—	—

Contributed capital	—	—	669	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	2,674	—	—	—

Foreign currency exchange gain	—	—	—	32	—	—

Net loss, year ended August 31, 2008	—	—	—	—	—	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	(500)	(195,245)

Contributed capital	—	—	1,757	—	—	—

Office space contributed by
an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	1,510	—	—	—

Foreign currency exchange loss	—	—	—	(1,214)	—	—

Common stock issued for cash
at $0.20 per share	80,500	16,100	—	—	—	—

Net loss, year ended August 31, 2009	—	—	—	—		(58,894)

Balance at August 31, 2009	3,469,500	221,350	20,471	(765)	(500)	(254,139)

Office space contributed by
an officer (unaudited)	—	—	600	—	—	—

Services contributed by an officer (unaudited)	—	—	810	—	—	—

Common stock issued for cash
at $0.20 per share (unaudited)	10,000	2,000	—	—	—	—

Foreign currency exchange loss (unaudited)	—	—	—	(39)	—	—

Net loss, period ended February 28, 2010 (unaudited)	—	—	—	—		(31,298)

Balance at February 28, 2010	3,479,500	$223,350	$21,881	$(804)	$(500)	$(285,437)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Six Months Ended		Through
	February 28,		February 28,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(31,298)	$(38,126)	$(285,437)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	4,168	4,141	35,480
Contributed capital to fund expenses	1,410	1,596	21,781
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	85	(93)	(172)
Increase (decrease) in accounts payable
and accrued liabilities	4,627	123	11,596
Net cash used in
operating activities	(21,008)	(32,359)	(160,752)

Cash flows from investing activities:
Cash paid for fixed assets	(1,600)	—	(21,894)
Net cash used in
investing activities	(1,600)	—	(21,894)

Cash flows from financing activities:
Common stock issued for cash	2,000	2,000	127,850
Proceeds from related party loans	7,447	2,884	55,147
Net cash provided by
financing activities	9,447	4,884	182,997

Net change in cash	(13,161)	(27,475)	351

Cash, beginning of period	13,612	37,643	100

Cash, end of period	$451	$10,168	$451

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

Note 3:  Related Party Transactions

As of February 28, 2010, the Company has a secured promissory note to the sole officer and director for $34,783 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel.  Accrued interest payable on the loan totaled $1,565 as of February 28, 2010.

The Company also has an unsecured promissory note to the sole officer and director for $27,279 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $1,018 as of February 28, 2010.

For the period ended February 28, 2010 the sole officer of the Company contributed services valued at $1,410. This amount has been booked to additional paid in capital.

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

We have had $1,750 in operating revenues since inception, March 1, 2005 through February 28, 2010 and the date of this report.  We have incurred expenses totaling $275,710 as of February 28, 2010. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(285,437) as of February 28, 2010. As of the date of this report our losses continue to mount.

Our net loss decreased by $6,828 or 18% to $31,298 from $38,126 for the quarter ended February 28, 2010 compared with the prior year quarter ended February 28, 2009.  This was primarily attributed the net effect of the following factor:

1.             General and administrative expenses decreased by $6,621, or 32%, to 13,724 for the quarter ended February 28, 2009 from $20,345 for the prior year quarter ended February 29, 2009. We attribute this decrease in expenses to a decrease in boat repair and maintenance costs.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

At February 28, 2010, we had $451 in cash and a working capital deficit of $(66,924).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

From the date of incorporation to February 28, 2010, our accumulated losses are $ (285,437). Since inception we have earned no revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales in the short term. As of the date of this report, we have trained two students. The students responded to our classified advertisement.  We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A client or staff member could be injured or lost at sea in spite of precautions. In the event our company encounters a serious and sustained problem with its operations, shareholders would likely lose their entire investment

WE INTEND TO UTILIZE OUR VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL BUT WE HAVE NOT YET IDENTIFIED OR ATTEMPTED TO COMPLY WITH ANY APPLICABLE CERTIFICATION OR LICENSING REQUIREMENTS OF ANY JURISDICTION.

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

ROSEWIND CORPORATION
(Registrant)

DATE: April 13, 2010	BY:	James B. Wiegand
James B. Wiegand
President