Form 10-Q
period 2010-05-31
Rosewind CORP
filed 2010-07-15
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2010                                                            Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

___________________________________________
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

As of June 30, 2010, 3,514,000 shares of common stock, no par value of registrant were outstanding

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	May 31,	August 31,
	2010	2009
Assets	(unaudited)

Current Assets:
Cash	$8,100	$13,612
Prepaid asset	171	257

Total current assets	8,271	13,869

Property and equipment, net	27,954	27,983

Total assets	$36,225	$41,852

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$—
Accrued interest payable, related party	3,667	820
Loans payable to related party	80,582	54,615

Total current liabilities	84,249	55,435

Shareholders’ equity (deficit):
Common stock, no par value; 20,000,000 shares authorized,
3,514,000 and 3,469,500 shares issued and outstanding, respectively	230,250	221,350
Additional paid-in capital	22,510	20,471
Accumulated other comprehensive gain (loss)	54	(765)
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(300,338)	(254,139)
Total shareholders' equity (deficit)	(48,024)	(13,583)

Total liabilities and shareholders' equity (deficit)	$36,225	$41,852

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	May 31,		May 31,		May 31,
	2010	2009	2010	2009	2010

Revenue	$—	$1,750	$—	$1,750	$1,750

Operating expenses:
Professional fees	3,376	3,195	18,050	17,959	81,691
Contributed services, related party (Note 3)	629	590	2,039	2,120	18,020
General and administrative	9,813	6,733	23,537	27,078	189,817

Total operating expenses	13,818	10,518	43,626	47,157	289,528

Loss from operations	(13,818)	(8,768)	(43,626)	(45,407)	(287,778)

Other Income (Expense)
Other income	—	—	274	—	274
Interest expense	(1,083)	(765)	(2,847)	(2,252)	(12,834)

Total other expenses	(1,083)	(765)	(2,573)	(2,252)	(12,560)

Net loss	(14,901)	(9,533)	(46,199)	(47,659)	(300,338)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	858	—	819	(1,365)	54

Total Comprehensive Loss	$(14,043)	$(9,533)	$(45,380)	$(49,024)	$(300,284)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	3,489,391	3,409,652	3,477,119	3,418,410

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other		During
	Common Stock		Paid-in	Comprehensive	Accumulated	Development
	Shares	Amount	Capital	Loss	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—

Contributed capital	—	—	1,965	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—

Office space contributed by an officer.	—	—	1,200	—	—	—

Services contributed by an officer.	—	—	7,271	—	—	—

Foreign currency exchange gain.	—	—	—	417	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	(500)	(138,072)

Common stock issued for cash at $0.25 per share	239,000	59,750	—	—	—	—

Contributed capital	—	—	669	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—

Services contributed by an officer	—	—	2,674	—	—	—

Foreign currency exchange gain.	—	—	—	32	—	—

Net loss, year ended August 31, 2008	—	—	—	—	—	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	(500)	(195,245)

Contributed capital	—	—	1,757	—	—	—

Office space contributed by
an officer.	—	—	1,200	—	—	—

Services contributed by an officer	—	—	1,510	—	—	—

Foreign currency exchange loss	—	—	—	(1,214)	—	—

Common stock issued for cash
at $0.20 per share	80,500	16,100	—	—	—	—

Net loss, year ended August 31, 2009	—	—	—	—		(58,894)

Balance at August 31, 2009	3,469,500	221,350	20,471	(765)	(500)	(254,139)

Office space contributed by
an officer (unaudited).	—	—	900	—	—	—

Services contributed by an officer (unaudited).	—	—	1,139	—	—	—

Common stock issued for cash
at $0.20 per share (unaudited)	44,500	8,900	—	—	—	—

Foreign currency exchange gain (unaudited).	—	—	—	819	—	—

Net loss, period ended May 31, 2010 (unaudited)	—	—	—	—		(46,199)

Balance at May 31, 2010 (unaudited)	3,514,000	$230,250	$22,510	$54	$(500)	$(300,338)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Nine Months Ended		Through
	May 31,		May 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(46,199)	$(47,659)	$(300,338)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	6,604	6,213	37,916
Contributed capital to fund expenses	2,039	2,186	22,410
Common stock issued for services.	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	86	(93)	(171)
Increase (decrease) in accounts payable
and accrued liabilities	3,668	(600)	13,984
Net cash used in
operating activities	(33,802)	(39,953)	(170,199)

Cash flows from investing activities:
Cash paid for fixed assets	(6,576)	—	(26,870)
Net cash used in
investing activities	(6,576)	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	8,900	8,600	134,750
Proceeds from related party loans	25,966	6,500	70,319
Net cash provided by
financing activities	34,866	15,100	205,069

Net change in cash	(5,512)	(24,853)	8,000

Cash, beginning of period	13,612	37,643	100

Cash, end of period	$8,100	$12,790	$8,100

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes
Interest

	$—	$—	$—
	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

Note 3:  Related Party Transactions

As of May 31, 2010, the Company has a secured promissory note to the sole officer and director for $34,783 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $1,565 as of May 31, 2010.

The Company also has an unsecured promissory note to the sole officer and director for $45,799 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $2,102 as of May 31, 2010.

For the period ended May 31, 2010 the sole officer of the Company contributed services valued at $2,039. This amount has been booked to additional paid in capital.

Note 4:  Subsequent event

The Company has evaluated subsequent events per the requirements of ASC Topic 855 and has determined that there are no events to report.

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

We have had $1,750 in operating revenues since inception, March 1, 2005 through May 31, 2010 and the date of this report.  We have incurred expenses totaling $302,088 as of May 31, 2010. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(300,338) as of May 31, 2010. As of the date of this report our losses continue to mount.

Our net loss decreased by $1,460 or 3% to $46,199 from $47,659 for the nine month period ended May 31, 2010 compared with the prior year nine month period ended May 31, 2009. This was primarily attributed the net effect of the following two factors:

1.   General and administrative expenses decreased by $3,541, or 13%, to $23,537 for the nine month period ended May 31, 2010 from $27,078 for the prior year quarter ended May 31, 2009.  We attribute this decrease to decreases in boat repair and maintenance costs.

2.   Interest expense increased by $595 to $2,847 for the quarter ended May 31, 2009 from $2,252 for the prior year quarter ended May 31, 2008. This is attributable to an increase in the unsecured notes payable balance.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

At May 31, 2010, we had $8,100 in cash and a working capital deficit of $(75,978).  As of the date of this report our liquidity and capital resources continue to decline and our ability to consistently generate student revenue remains unproven.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No response required.

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

Part 2.    Other Information

Item 1 -  Legal Information.

No response required.

Item 1A.  Risk Factors

 RISKS RELATED TO OUR BUSINESS

OUR SOLE ASSET, OUTSIDE OF CASH HELD IN OUR BANK IN THE UNITED STATES, IS OUR VESSEL WHICH IS LOCATED IN VANUATU. PURCHASERS OF OUR SECURITIES SHOULD CONSIDER THAT ASSETS LOCATED IN A FOREIGN JURISDICTION ARE NOT RECOVERABLE TO THE SAME EXTENT THAT THOSE SAME ASSETS WOULD BE RECOVERABLE IF LOCATED WITHIN THE JURISDICTION OF THE UNITED STATES.

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

From the date of incorporation to May 31, 2010, our accumulated losses are $ (300,338). Since inception we have earned only very limited revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

SINCE OUR SUCCESS IS DEPENDENT ON COMPLETION OF KEY TASKS INCLUDING MARKETING AND THE INTRODUCTION OF OUR SERVICES INTO A LIMITED AND SPECIALIZED MARKET, AND SINCE WE HAVE EXPERIENCE SETBACKS AND DISAPPOINTING RESULTS TO DATE, WE DO NOT KNOW IF WE WILL BE ABLE TO COMPLETE OUR KEY TASKS.

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

WE DEPEND UPON OUR KEY PERSONNEL AND THEY WOULD BE DIFFICULT TO REPLACE.

We believe that our success will depend on the continued involvement of our senior management, i.e. our President, James B. Wiegand, who is involved in other business activities and with whom we have no written employment agreement. Further, our Captain, Michael Wiegand, who is the son of our President, has no written employment contract with the Company. If our Captain or President becomes unwilling or unable to continue to serve then operations could be restricted, delayed or cease. If one or more members of our team were unable or unwilling to continue in their present roles our business would suffer or close down and investors would likely lose all money invested.

Mr. James B. Wiegand will contribute an average of approximately one hour per week to the affairs of the Company.

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

ROSEWIND CORPORATION
(Registrant)

DATE: July 15, 2010	BY:	/s/ James B. Wiegand
James B. Wiegand
President