Form 10-K
period 2010-08-31
Rosewind CORP
filed 2010-11-23
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year  Ended  August 31, 2010

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
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     [X]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

State issuer’s revenues for the most recent fiscal year:  $-0-

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [ ]     No [X]

The aggregate market value of the voting stock held by non-affiliates (2,297,334 shares of no par value Common Stock) was $ 459,466 as of November 23, 2010. The stock price for computation purposes was $ 0.20 per share, based on the fact that the final trade for the Registrant’s Common Shares on the OTCBB on November 23, 2010 was at $ 0.20 per share. The value is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date, November 22, 2010 was: 3,547,334 shares.

ROSEWIND CORPORATION
 (A Development Stage Company)

FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2010

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

We have placed classified advertising in sailing magazines, mailed our brochure and conducted telephone sales to book students from our office in Colorado. We have been attempting to generate revenue from students since February 2008, but as August 31, 2010 and the date of this report we have trained one student on a  two week voyage during early June of 2008 and second student on a one week voyage during April of 2009.

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

EMPLOYEES

We have two employees.

RISKS RELATED TO OUR BUSINESS

OUR PRIMARY ASSET, OUTSIDE OF CASH HELD IN BANKS , IS OUR VESSEL WHICH IS LOCATED IN THE MARSHALL ISLANDS. PURCHASERS OF OUR SECURITIES SHOULD CONSIDER THAT ASSETS LOCATED IN A FOREIGN JURISDICTION ARE NOT RECOVERABLE TO THE SAME EXTENT THAT THOSE SAME ASSETS WOULD BE RECOVERABLE IF LOCATED WITHIN THE JURISDICTION OF THE UNITED STATES.

In the event that a court or other governmental authority located in the United States should issue a writ to recover our vessel located in Australia or other foreign jurisdiction, for the benefit of any party, a significant difficulty would arise in enforcing such recovery. In the event that our vessel proves unrecoverable, the company will suffer a major financial loss and investors will lose all money invested in our stock.

WE INTEND TO UTILIZE OUR U.S. COAST  GUARD DOCUMENTED VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL. WE HAVE IDENTIFIED, AND WE ARE IN COMPLIANCE WITH, THE APPLICABLE DOCUMENTATION AND REGISTRATION REQUIREMENTS OF THE U.S. COAST GUARD AND THE FEDERAL COMMUNICATIONS COMMISSION.

The documents and registrations we now have are believed sufficient. We have had discussions with the Coast Guard to verify that our students will be considered as crew on our US Coast Guard Documented vessel while in passage from a port in one foreign country to a port in a different foreign country. Under US Coast Guard policy, we need not obtain any additional foreign certification or licensing on our vessel to undertake this type of passage with student crew aboard. We have no present plan, and there is no foreseeable future need to apply to any foreign government for any type of document, registration, certification, or license, commercial or otherwise for our vessel. Securing and maintaining any additional licenses, should such be deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. Should this or any related, but presently unforeseen, requirement significantly delay or prevent us from generating revenue from our vessel and planned operations, then our cash reserves could become significantly depleted. An unfavorable outcome in connection with these risks will likely cause an investor to lose his entire investment.

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

From the date of incorporation to August 31, 2010, our accumulated losses are $ 314,909. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

Securing and maintaining licenses deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. Should this or any related requirement significantly delay or prevent us from generating revenue from our vessel and planned operations, then our cash reserves could be depleted. An unfavorable outcome in connection with this risk is possible, however we will not be in a position to predict the outcome. In the event we are unable to comply, we could be forced to abandon efforts to secure licenses and certifications in Australia or other jurisdiction. A significantly unfavorable and continuing outcome in connection with these risks will likely cause an investor to lose his entire investment.

REGULATORY AND LOCAL ADMINISTRATIVE AUTHORITIES HAVE THE POWER TO INTRODUCE NEW REGULATIOINS THAT REQUIRE ADDITIONAL, AND POTENTIALLY EXPENSIVE COMPLIANCE. SINCE WE HAVE NO HISTORY WITH OUR SERVICE, WE MIGHT BE UNABLE OR UNWILLING TO COMPLY WITH SUCH NEW REGULATON.

Changes in existing regulations, the adoption of new regulations or the erratic enforcement of or reinterpretation of  existing statute could adversely affect the development and marketing of our service. Since we have limited operating history, government regulation could cause unexpected delays and adversely impact our business in areas where our inexperience might lead to failure in complying with applicable requirements. Such failure to comply might also result in criminal prosecution, civil penalties, recall or seizure of our vessel, or partial or total suspension of operations. Any of these penalties could delay or prevent the promotion, marketing or sale of our service. We have neither legal, lobbying or other resources to favorably alter the course of such developments, and should they occur, shareholders would likely lose their entire investment.

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

Our planned sailing school operations create a risk of liability for injury or loss of life of participants. We manage our liability risks by following the proper protocols of good seamanship. We intend to operate without liability or asset loss or damage insurance. Such insurance is expensive and difficult to obtain. In the future, insurance coverage will not be available to us on acceptable terms, if at all. Further, without insurance our marketing efforts may not succeed and we may be barred from operating from otherwise available ports. As we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential liability claims we might not be able to commercialize our sailing school. If we face a future liability claim or loss of our uninsured yacht we will suffer a material adverse effect on our financial condition and will likely cease operations, close the sailing school and our investors would lose their entire investment.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During July of 2010 shareholders ratified an increase in authored shares of our common stock from 20,000 shares to 50,000 shares.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our Common Stock is quoted on the OTCBB. The symbol is RSWN.

HOLDERS

As of the date of this report, there were approximately101 holders of our common stock.

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

On March 4, 2005, we issued to James B. Wiegand 1,150,000 shares of our common stock in exchange for our sailing vessel.

On September 20, 2005, we issued to Max Gould 600,000 shares of our common stock in consideration for his services valued at $24,000.

On September 20, 2005, we issued to Michael Wiegand, our Captain and son of James B. Wiegand, 700,000 shares of our common stock in consideration for his services valued at $28,000.

On September 20, 2005, we issued to Sonja Gouak 50,000 shares of our common stock in consideration for her services valued at $2,000.

On September 20, 2005, we issued to Martha Sandoval 50,000 shares of our common stock in consideration for her services valued at $2,000.

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

On May 7, 2009, we issued  Carolyn Grobe 500 shares of our common stock in consideration for $100.
On May 7, 2009, we issued Fred Neal 5,000 shares of our common stock in consideration for $1,000.
On May 7, 2009, we issued Robert and Mary Schuster 5,000 shares of our common stock in consideration for $1,000.

On May 29, 2009, we issued Maxine Turill 2,500  shares of our common stock in consideration for $500.
On May 29, 2009, we issued  Rory Kuenn 2,500 shares of our common stock in consideration for $500.
On May 29, 2009, we issued  John Whitton 5,000 shares of our common stock in consideration for $1,000.

On July 6, 2009 , we issued Greg Howard 5,000 shares of our common stock in consideration for $1,000.

On July 6, 2009 , we issued Brad Matousek 5,000 shares of our common stock in consideration for $1,000.

On August 20, 2009, we issued Susan Widmann 2,500 shares of our common stock in consideration for $500
On August 20, 2009, we issued Craig K. Olson 25,000 shares of our common stock in consideration for $5,000

On January 15, 2010, we issued Craig K. Olson 5,000 shares of our common stock in consideration for $1,000.
On February 22, 2010, we issued Dustin Sandoval 5,000 shares of our common stock in consideration for $1,000.
On March 10, 2010, we issued  Rory Kuenn 2,500 shares of our common stock in consideration for $500.
On March 16, 2010, we issued John Casson 5,000 shares of our common stock  in consideration for $1,000.
On March 17, 2010, we issued Steve Halliday 5,000 shares of our common stock in consideration of $1,000.
On March 17, 2010, we issued Melissa Halliday 5,000 shares of our common stock in consideration of $1,000.

On May 21, 2010, we issued Gary Miller 2,000 shares of our common stock in consideration of $400.
On May 21, 2010, we issued Ryan Kaszycki 2,500 shares of our common stock in consideration of $500.
On May 28, 2010, we issued Dan Murphy 2,500 shares of our common stock in consideration of $500.
On May 28, 2010, we issued Greg Howard 5,000 shares of our common stock in consideration of $1,000.
On June 3, 2010, we issued Mojdeh Javadi  5,000 shares of our common stock in consideration of $1,000.

On July 23, 2010, we issued Richard Giannotti 33,334 shaers of our common stock in consideration of $5,000.

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

Subject to local weather conditions we plan to generate revenue as soon as more students can be located and booked. From March 1, 2005 (inception), through August 31, 2010 and the date of this Form 10-K, we had $1,750 of operating revenues. Going forward, we intend to generate revenue from student tuition.

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

Financial Condition and Results of Operation

We are a development stage company. We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of August 31, 2010 and the date of this report we have completed the training of only one  regular paying student.

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

We have had operating revenues of $1,750 since inception, March 1, 2005 through August 31, 2010 and the date of this report.  We have incurred operating expenses totaling $302,643 as of August 31, 2010. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of  $ 319,409 as of August 31, 2010. As of the date of this report our losses continue to mount.

Our net loss increased by $1,376 or 2% to $60,270 from $58,894 for the year ended August 31, 2010 compared with  the prior year ended August 31, 2009. This was primarily attributed the net effect of the following four factors:

1.
General and administrative expenses decreased by $3,605, or 10.7%, to $29,471 for the year ended August 31, 2010  from $33,576 for the prior year ended August 31, 2009. We attribute this decrease in expenses to fewer costs incurred to maintain and upgrade our training vessel.

2.
Professional fees increased by $2,904 or 13.6% to $24,190 for the year ended August 31, 2010 from $21,286 for the prior year ended August 31, 2009. This is attributable to increased frequency and cost of accounting and auditing services.

3.
Revenue decreased by $1,750 to $0 for the year ended August 31, 2010 from $1,750 for the year ended August 31, 2009.  This is attributable to decreased revenue for sailing school operations.  We believe student revenue was negatively effected by the impaired US economy.

4.	Interest expense increased by $731 or 23% to $3,803 for the year ended August 31, 2010 from $3,072 for the year ended August 31, 2009. This is attributable to an increase in notes payable.
Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

On January 22, 2009 management initiated sale of a Regulation D Private Placement of up to 125,000 shares of its common stock at a price of $0.20 per share.  The offering was completed during June 2010 with 125,000 restricted shares issued in consideration of $25,000 in offering proceeds. All proceeds have been deposited into the company’s bank and utilized for operations.

During July of 2010 management initiated sale of a Regulation D Private Placement of up to 133,334 shares of its common stock at a price of $0.15 per share.  At  August 31, 2010, 33,334 restricted shares had been issued in consideration of $5,000 in offering proceeds. All proceeds have been deposited into the company’s bank and utilized for operations.

At August 31, 2010,  we had $1,545 in cash and a working capital deficit of  $80,982.  As of the date of this report our liquidity and capital resources continue to decline.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 17 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rosewind Corporation (a development stage company)
Loveland, Colorado

We have audited the accompanying balance sheets of Rosewind Corporation (a development stage company) as of August 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended August 31, 2010, and from inception on March 1, 2005 through August 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewind Corporation (a development stage company) as of August 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2010, and from inception on March 1, 2005 through August 31, 2010, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
November 23, 2010

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	August 31,	August 31,
	2010	2009
Assets

Current Assets:
Cash	$1,545	$13,612
Prepaid asset	172	257

Total current assets	1,717	13,869

Property and equipment, net	25,374	27,983

Total assets	$27,091	$41,852

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$477	$—
Accrued interest payable, related party	4,623	820
Loans payable to related party	77,599	54,615

Total current liabilities	82,699	55,435

Shareholders’ equity (deficit):
Common stock, no par value; 50,000,000 shares authorized,
3,547,334 and 3,469,500 shares issued and outstanding, respectively	235,250	221,350
Additional paid-in capital	23,051	20,471
Common stock subscription	1,000	—
Accumulated other comprehensive gain (loss)	—	(765)
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(314,409)	(254,139)
Total shareholders' equity (deficit)	(55,608)	(13,583)

Total liabilities and shareholders' equity (deficit)	$27,091	$41,852

See accompanying notes to financial statements.

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2010	2009	2010

Revenue	$—	$1,750	$1,750

Operating expenses:
Professional fees	24,190	21,286	87,831
Contributed services, related party (Note 2)	2,580	2,710	18,561
General and administrative	29,971	33,576	196,251

Total operating expenses	56,741	57,572	302,643

Loss from operations	(56,741)	(55,822)	(300,893)

Other Income (Expense)
Other income	274	—	274
Interest expense	(3,803)	(3,072)	(13,790)

Total other expenses	(3,529)	(3,072)	(13,516)

Net loss	(60,270)	(58,894)	(314,409)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	765	(1,214)	—

Total Comprehensive Loss	$(59,505)	$(60,108)	$(314,409)

Basic and diluted loss per share	$(0.02)	$(0.02)

Basic and diluted weighted average
common shares outstanding	3,489,885	3,408,515

See accompanying notes to financial statements.

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—	—

Contributed capital	—	—	1,965	—	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	—	(500)	(138,072)

Common stock issued for cash at $0.25 per share			239,000	59,750	—	—	—

Contributed capital	—	—	669	—	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	2,674	—	—	—	—

Foreign currency exchange gain	—	—	—	32	—	—	—

Net loss, year ended August 31, 2008	—	—	—	—	—	—	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	—	(500)	(195,245)

Contributed capital	—	—	1,757	—	—	—	—

Office space contributed by
an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	1,510	—	—	—	—

Foreign currency exchange loss	—	—	—	(1,214)	—	—	—

Common stock issued for cash
at $0.20 per share	80,500	16,100	—	—	—	—	—

Net loss, year ended August 31, 2009	—	—	—	—	—		(58,894)

Balance at August 31, 2009	3,469,500	221,350	20,471	(765)	—	(500)	(254,139)

Office space contributed by
an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	1,380	—	—	—	—

Common stock issued for cash
at $0.20 per share	44,500	8,900	—	—	—	—	—

Common stock issued for cash
at $0.15 per share	33,334	5,000	—	—	—	—	—

Foreign currency exchange gain	—	—	—	765	—	—	—

Common stock subscribed	—	—	—	—	1,000	—	—

Net loss, year ended August 31, 2010	—	—	—	—	—		(60,270)

Balance at August 31, 2010	3,547,334	$235,250	$23,051	$—	$1,000	$(500)	$(314,409)

See accompanying notes to financial statements.

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(60,270)	$(58,894)	$(314,409)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	9,185	8,283	40,497
Contributed capital to fund expenses	2,580	4,467	22,951
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	85	(93)	(172)
Increase (decrease) in accounts payable
and accrued liabilities	5,045	(394)	12,014
Net cash used in
operating activities	(43,375)	(46,631)	(183,119)

Cash flows from investing activities:
Cash paid for fixed assets	(6,576)	—	(26,870)
Net cash used in
investing activities	(6,576)	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	14,900	16,100	140,750
Proceeds from related party loans	22,984	6,500	70,684
Net cash provided by
financing activities	37,884	22,600	211,434

Net change in cash	(12,067)	(24,031)	1,445

Cash, beginning of period	13,612	37,643	100

Cash, end of period	$1,545	$13,612	$1,545

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$2,251	$2,251

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

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
August 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of August 31:

	2010	2009
Deferred tax assets:
NOL Carryover	$90,100	$57,600
Related Party Accruals	1,400	-

Valuation allowance	(91,500)	(57,600)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the years ended August 31, 2010 and 2009 due to the following:

	2010	2009
Book Income	$(18,081)	$(18,032)
Foreign Currency	230	364
Meals and Entertainment	-	487

Valuation allowance	17,851	17,181
	$-	$-

At August 31, 2010, the Company had net operating loss carryforwards of approximately $300,300 that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the August 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The initial returns for the Company have not yet been filed.  All years are open to examination by the IRS.  No reserves for uncertain tax positions have been recorded.

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2010 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

f.  Development Stage

The Company is in the development stage in accordance with ASC Topic 915 “Development Stage Entities”.  As of August 31, 2010 the Company has devoted substantially all of its efforts to financial planning and acquiring and reconditioning a sailing vessel.

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

Fixed assets and related depreciation for the years ended August 31 are as follows:

	2010	2009
Sailing vessel	$65,870	$59,295
Accumulated depreciation	(40,496)	(31,312)
Total fixed assets	$25,374	$27,983

Depreciation expense was $9,184 and $8,283 for the years ended August 31, 2010 and 2009, respectively.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

h.  Revenue Recognition

Revenue will be recognized when the services are provided and collection is reasonably assured.

i.  Foreign Currency Translation

Expenses incurred and paid in foreign currency have been translated to U.S. currency for reporting purposes.

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $1,146 and $1,040 of advertising expense during the years ended August 31, 2010 and 2009, respectively.

k.  Newly Adopted Accounting Pronouncements

New accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

Accounting Standards Update (ASU) No 2010-09 amends Topic 855 “Subsequent Events” to remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  It was determined that the requirements to disclose the date that the financial statements are issued potentially conflicted with some of the Securities and Exchange Commission’s (SEC) guidance.  The amendment is effective for interim or annual periods ending after June 15, 2010.  Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No.2010-19 contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued.  These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2010 and 2009

NOTE 2 -  RELATED PARTY TRANSACTIONS

As of August 31, 2010, the Company has a secured promissory note to the sole officer and director for $34,783 for working capital.  The loan carries a 6% interest rate and is due on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $2,609 as of August 31, 2010.

As of August 31, 2010, the Company also has an unsecured promissory note to the sole officer and director for $42,816 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $2,014 as of August 31, 2010.

Effective June 8, 2010, the Company resolved that upon written notice from the sole officer and director, the Company will agree to convert all, or any portion of the principal and accrued interest due and payable on either promissory note, into the Company’s common shares at a fixed conversion rate of $0.10 per share.  There is no beneficial conversion as $0.10 per share was the closing stock price at the date of the agreement.

For the years ended August 31, 2010 and 2009 the sole officer of the Company contributed services valued at $1,380 and $1,510, respectively. This amount has been booked to additional paid in capital.

Additional paid in capital has been increased as a result of expenses paid by the officer on behalf of the Company.

NOTE 3 -  COMMON STOCK TRANSACTIONS

 Effective June 18, 2010 The Company’s Articles of Incorporation were amended to increase the aggregate number of shares authorized from 20,000,000 to 50,000,000 shares of common stock having no par value per share.

  The Company received $1,000 to be used as subscription to purchase 5,000 shares of common stock at $0.20 per share.  As of August 31, 2010 none of these shares have been issued.

  During the year ended August 31, 2010, the Company issued 77,834 shares of common stock for cash of  $13,900.

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
August 31, 2010 and 2009

NOTE 4 -  GOING CONCERN (continued)

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

NOTE 5 -  SUBSEQUENT EVENT

  The Company has evaluated subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require discloser herein.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of August 31, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as August 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of August 31, 2010.

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

None.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

NAME	POSITION	AGE

James B. Wiegand	President, Chief Financial Officer, Secretary and Director	64

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

The following table summarizes Mr. Wiegand’s activities with blank check  and other companies during the past five years:

Company	Status	Date Filed 10SB12G	File no	Business Combination	Operating Status

Preferred Financial Resources (formerly Copper Corp.)	Delinquent	10/12/2001	000-33247	New Management 7/15/2002	Note 1

Akid Corporation	Delinquent	9/15/1999	000-27333	New Management 6/9/2005	Note 2

Downside Up, Inc.	Delinquent	2/28/2002	000-49896	New Management 7/9/2005	Note 3

Cytodyn Corporation (formerly Rexray Corp.)	Delinquent	7/11/2002	000-49908	New Management 5/15/2002	Note 4

Jackray Corporation	Delinquent	10/25/2005	0-51586	New Management 2006	Note 5

Clair Coast Corporation	Delinquent	10/25/2005	0-51586	New Management 2006	Note 6

Pinel Bay	Form 15	11/28/2006	000-52204	None	Note 7

Ambermax Corporation	Form 15	02/05/2007	000-52447	None	Note 8

Ambermax II Corporation	Form 15	02/05/2007	000-52448	None	Note 9

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

Note 7
James Wiegand Incorporated Pinel Bay Corporation and completed a private placement of common shares. To date Pinel Bay has been unable to complete a business combination. On October 30,2009  Pinel filed Form 15 and terminated reporting.

Note 8
James Wiegand Incorporated Ambermax Corporation and completed a private placement of common shares. To date Ambermax has been unable to complete a business combination. On December 19, 2008 Ambermax filed Form 15 and terminated reporting.

Note 9
James Wiegand Incorporated Ambermax II Corporation and completed a private placement of common shares. To date Ambermax II has been unable to complete a business combination. On November 21, 2008 Ambermax II filed Form 15 and terminated reporting.

Resume of Michael Wiegand

Michael Wiegand, age 23, participated in the “Gifted and Talented” program throughout elementary and middle school, authoring a school website under a federal grant that he independently applied for and obtained. Thereafter, age 10, Michael lived with his family aboard a forty-two foot sailing ketch, cruising the Bahamas for a year while home schooling. Upon returning to shore life in Colorado, Michael Wiegand completed extra-curricular courses in basic accounting, advertising and employee management and worked at the Boyd Lake Marina during the summer where he did general maintenance, serviced boats and sold gas. Self employed creating web sites, and delivering news papers, he left high school a few years early, passed his GED and scored well on the SAT. He opted not to enter college, choosing instead to work full time for Mechanical Insulation Systems, Inc, installing thermal insulation and later training and managing new employees. At age 17, Michael Wiegand refitted the Company’s thirty-five foot cutter and began the first leg of his sailing voyage, solo, bound for Australia. While Michael is a published writer, he holds no licenses or certificates which qualify him to work as an officer on any ship in any waters. He completed his solo sailing voyages to Australia and New Zealand and is presently operating Six String as a training vessel.

Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified. Other than the Father-Son relationship between James B. Wiegand and Michael Wiegand, there are no family relationships among the persons described below.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table presents all information regarding the compensation awarded to, earned by, or paid to named executive offices for the fiscal year ended August 31, 2010 and during the last five fiscal years.

SUMMARY COMPENSATION TABLE

				Long Term	All Other
		Annual Compensation		Compensation Awards	Compensation ($)
					Securities
Name and				Restricted Stock	Underlying
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
James B.	2010, 2009 & 2008	0	0	0	0
Wiegand	2007	0	0	0	0
President, Secretary	2006	0	0	0	0
and Director	2005	500(1)	0	0	0
_____________

(1) James B. Wiegand received 100,000 shares for $500 in fees and expenses paid on behalf of the Company during 2005.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The following table lists, as of August 31, 2010, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,547,334 shares of common stock which are issued and outstanding. Unless otherwise indicated, the business address of each such person is c/o Rosewind Corporation, 16200 WCR 18E, Loveland, Colorado 80537.

OFFICERS, DIRECTORS	NUMBER	BENEFICIAL
AND 5% STOCKHOLDERS	OF SHARES	OWNERSHIP (%)

James B. Wiegand	1,250,000(1)*	35.2%

Katherine Gould	566,000 (2)	16.0%

Michael Wiegand	696,000(3)	19.6%

All directors and executive officers as a group (1 person)	1,250,000*	35.2%

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

On March 4, 2005, we issued to James B. Wiegand 1,150,000 shares of our common stock in exchange for our sailing vessel.

On September 20, 2005, we issued to Max Gould 600,000 shares of our common stock in consideration for his services valued at $24,000.

On September 20, 2005, we issued to Michael Wiegand, our Captain and son of James B. Wiegand, 700,000 shares of our common stock in consideration for his services valued at $28,000.

On September 20, 2005, we issued to Sonja Gouak 50,000 shares of our common stock in consideration for her services valued at $2,000.

On September 20, 2005, we issued to Martha Sandoval 50,000 shares of our common stock in consideration for her services valued at $2,000.

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

As of August 31, 2010, the Company has a secured promissory note to the sole officer and director for $34,783 for working capital.  The loan carries a 6% interest rate, matures on November 30, 2010 and is secured by the sailing vessel. Accrued interest payable on the loan totaled $2,609 as of August 31, 2010.

The Company also has an unsecured convertible promissory note dated June 8, 2010 to the sole officer and director for $42,816 for working capital. Conversion is at the option of the note holder at the rate of $0.10 per share of common stock. The loan carries a 6% interest rate and is due on demand.   Accrued interest payable on the note totaled $2,014 as of August 31, 2010.

For the years ended August 31, 2010 and 2009 the sole officer of the Company contributed services valued at $2,580 and $2,710, respectively. This amount has been booked to additional paid in capital.

Other than as set forth above, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

●	any of our directors or officers;
●	any person proposed as a nominee for election as a director;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or
●	any relative or spouse of any of the foregoing persons who has the same house as such person.

ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

Reports on 8-K

No reports were filed on Form 8-K this fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended August 31, 2010, we incurred approximately $11,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2010.

During the fiscal year ended August 31, 2009, we incurred approximately $16,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2010 and 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

DATE: November 23, 2010	By:	/s/ James B. Wiegand
James B. Wiegand President