Form 10-Q
period 2010-11-30
Rosewind CORP
filed 2011-01-13
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2010                                                            Commission File Number 000-53121

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

As of January 4, 2010, 4,076,322 shares of common stock, no par value of registrant were outstanding

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	November 30,	August 31,
	2010	2010
Assets	(unaudited)

Current Assets:
Cash	$911	$1,545
Prepaid asset	172	172

Total current assets	1,083	1,717

Property and equipment, net	23,906	25,374

Total assets	$24,989	$27,091

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$2,777	$477
Accrued interest payable, related party	5,787	4,623
Loans payable to related party	83,848	77,599

Total current liabilities	92,412	82,699

Shareholders’ equity (deficit):
Common stock, no par value; 50,000,000 shares authorized,
3,585,668 and 3,469,500 shares issued and outstanding, respectively	241,250	235,250
Additional paid-in capital	23,951	23,051
Common stock subscription	—	1,000
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(332,124)	(314,409)
Total shareholders' equity (deficit)	(67,423)	(55,608)

Total liabilities and shareholders' equity (deficit)	$24,989	$27,091

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2010	2009	2010

Revenue	$—	$—	$1,750

Operating expenses:
Professional fees	7,551	10,909	95,382
Contributed services, related party (Note 2)	900	910	19,461
General and administrative	8,100	6,656	204,351

Total operating expenses	16,551	18,475	319,194

Loss from operations	(16,551)	(18,475)	(317,444)

Other Income (Expense)
Other income	—	242	274
Interest expense	(1,164)	(833)	(14,954)

Total other expenses	(1,164)	(591)	(14,680)

Net loss	(17,715)	(19,066)	(332,124)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	—	158	—

Total Comprehensive Loss	$(17,715)	$(18,908)	$(332,124)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	3,489,885	3,469,500

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$—	$(500)	$—

Common stock issued in exchange for a
Sailing vessel at $0.034 per share	1,150,000	39,000	—	—	—	—	—

Net loss, period ended August 31, 2005	—	—	—	—	—	—	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	—	(500)	(18,677)

Common stock issued for services
at $0.04 per share	700,000	28,000	—	—	—	—	—

Common stock issued for services to a
related party at $0.04 per share	700,000	28,000	—	—	—	—	—

Common stock issued for cash
at $0.10 per share	500,000	50,000	—	—	—	—	—

Contributed capital	—	—	1,965	—	—	—	—

Net loss, year ended August 31, 2006	—	—	—	—	—	—	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	—	(500)	(89,118)

Contributed capital	—	—	925	—	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	7,271	—	—	—	—

Foreign currency exchange gain	—	—	—	417	—	—	—

Net loss, year ended August 31, 2007	—	—	—	—	—	—	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	—	(500)	(138,072)

Common stock issued for cash at $0.25 per share	239,000	59,750	—	—	—	—	—

Contributed capital	—	—	669	—	—	—	—

Office space contributed by an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	2,674	—	—	—	—

Foreign currency exchange gain	—	—	—	32	—	—	—

Net loss, year ended August 31, 2008	—	—	—	—	—	—	(57,173)

Balance at August 31, 2008	3,389,000	$205,250	$16,004	$449	$—	$(500)	$(195,245)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

(Continued)

				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage

Contributed capital	—	$—	$1,757	$—	$—	$—	$—

Office space contributed by
an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	1,510	—	—	—	—

Foreign currency exchange loss	—	—	—	(1,214)	—	—	—

Common stock issued for cash
at $0.20 per share	80,500	16,100	—	—	—	—	—

Net loss, year ended August 31, 2009	—	—	—	—	—		(58,894)

Balance at August 31, 2009	3,469,500	221,350	20,471	(765)	—	(500)	(254,139)

Office space contributed by
an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	1,380	—	—	—	—

Common stock issued for cash
at $0.20 per share	44,500	8,900	—	—	—	—	—

Common stock issued for cash
at $0.15 per share	33,334	5,000	—	—	—	—	—

Foreign currency exchange gain	—	—	—	765	—	—	—

Common stock subscribed	—	—	—	—	1,000	—	—

Net loss, year ended August 31, 2010	—	—	—	—	—		(60,270)

Balance at August 31, 2010	3,547,334	235,250	23,051	—	1,000	(500)	(314,409)

Office space contributed by
an officer (unaudited)	—	—	300	—	—	—	—

Services contributed by an officer (unaudited)	—	—	600	—	—	—	—

Common stock issued for cash
at $0.15 per share (unaudited)	33,334	5,000	—	—	—	—	—

Common stock subscribed (unaudited)	5,000	1,000	—	—	(1,000)	—	—

Net loss, quarter ended November 30, 2010 (unaudited)	—	—	—	—	—		(17,715)

Balance at November 30, 2010 (unaudited)	3,585,668	$241,250	$23,951	$—	$—	$(500)	$(332,124)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(17,715)	$(19,066)	$(332,124)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	1,468	2,071	41,965
Contributed capital for operating expenses	900	910	23,851
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	—	—	(172)
Increase (decrease) in accounts payable
and accrued liabilities	3,464	4,991	15,478
Net cash used in
operating activities	(11,883)	(11,094)	(195,002)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	5,000	—	145,750
Proceeds from related party loans	6,249	927	76,933
Net cash provided by
financing activities	11,249	927	222,683

Net change in cash	(634)	(10,167)	811

Cash, beginning of period	1,545	13,612	100

Cash, end of period	$911	$3,445	$911

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$2,251

NON CASH INVESTING AND FINANCING ACTIVITIES:	NONE	NONE	NONE

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

Note 3:  Related Party Transactions

As of November 30, 2010, the Company has a secured promissory note to the sole officer and director for $34,783 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $3,131 as of November 30, 2010.

The Company also has an unsecured promissory note to the sole officer and director for $49,065 for working capital.  The loan carries a 6% interest rate and is due on demand.  Accrued interest payable on the note totaled $2,656 as of November 30, 2010.  Subsequent to quarter end, this note was converted into stock.

For the period ended November 30, 2010 the sole officer of the Company contributed services and rent valued at $900. This amount has been booked to additional paid in capital.

Note 4:  Common Stock Transactions

During the three months ended November 30, 2010 the Company issued 33,334 shares of common stock for cash of $5,000.  The Company also issued 1,000 shares of common stock in fulfillment of a subscription received in a prior period.

Note 5:  Subsequent Events

Subsequent to quarter end, the Company consented to convert the unsecured promissory note to the sole officer and director into common stock at $0.10 per share.  The notes were converted into 490,654 shares of common stock prior to the issuance of these financial statements.

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

We have had $1,750 in operating revenues since inception, March 1, 2005 through November 30, 2010 and the date of this report.  We have incurred expenses totaling $334,148 as of November 30, 2010. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(332,124) as of November 30, 2010. As of the date of this report our losses continue to mount.

Our net loss decreased by $1,351 or 7% to $17,715 from $19,066 for the three month period ended November 30, 2010 compared with the prior three month period ended November 30, 2009. This was primarily attributed the net effect of the following two factors:

1.	Professional expense decreased by $3,358, or 31% for the three month period ended November 30, 2010. We attribute this to a decrease in accounting fees paid.

2.	General and administrative expenses increased by $1,444, or 21%, for the three month period ended November 30, 2010. We attribute this to an increase in boat repair and maintenance costs.

3.	Interest expense increased by $331, or 40% for the quarter ended November 30, 2010. This is attributable to an increase in the unsecured notes payable balance.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

At November 30, 2010, we had $911 in cash and a working capital deficit of $(91,329).  As of the date of this report our liquidity and capital resources continue to decline and our ability to consistently generate student revenue remains unproven.

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

Part 2.    Other Information

Item 1 -  Legal Information.

No response required.

Item 1A.  Risk Factors

RISKS RELATED TO OUR BUSINESS

OUR SOLE ASSET, OUTSIDE OF CASH HELD IN OUR BANK IN THE UNITED STATES, IS OUR VESSEL WHICH IS PRESENTLY AT SEA, BOUND FOR JAPAN.. PURCHASERS OF OUR SECURITIES SHOULD CONSIDER THAT ASSETS LOCATED IN A FOREIGN JURISDICTION ARE NOT RECOVERABLE TO THE SAME EXTENT THAT THOSE SAME ASSETS WOULD BE RECOVERABLE IF LOCATED WITHIN THE JURISDICTION OF THE UNITED STATES.

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

From the date of incorporation to November 30, 2010, our accumulated losses are $ (332,124). Since inception we have earned only very limited revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

ROSEWIND CORPORATION
(Registrant)

DATE: January 13, 2011	BY:	/s/ James B. Wiegand
James B. Wiegand
President