Form 10-Q
period 2011-02-28
Rosewind CORP
filed 2011-04-14
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 28, 2011                                                            Commission File Number 000-53121

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

As of April 14, 2011, there were 4,211,324 shares of our no par value common stock outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	February 28,	August 31,
	2011	2010
Assets	(unaudited)

Current Assets:
Cash.	$6,270	$1,545
Prepaid asset.	158	172

Total current assets	6,428	1,717

Property and equipment, net	22,013	25,374

Total assets	$28,441	$27,091

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$477
Accrued interest payable, related party	6,309	4,623
Loans payable to related party	46,275	77,599

Total current liabilities	52,584	82,699

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding, respectively	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,211,324 and 3,469,500 shares issued and outstanding, respectively	310,315	235,250
Additional paid-in capital	25,001	23,051
Accumulated other comprehensive gain (loss)	—	1,000
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(358,959)	(314,409)
Total shareholders' equity (deficit)	(24,143)	(55,608)

Total liabilities and shareholders' equity (deficit)	$28,441	$27,091

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		March 1, 2005 (Inception) Through
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011

Revenue	$—	$—	$—	$—	$1,750

Operating expenses:
Professional fees	7,050	3,764	14,601	14,674	102,432
Contributed services, related party (Note 3)	1,050	500	1,950	1,410	20,511
General and administrative	18,213	7,069	26,313	13,724	222,564

Total operating expenses	26,313	11,333	42,864	29,808	345,507

Loss from operations	(26,313)	(11,333)	(42,864)	(29,808)	(343,757)

Other Income (Expense)
Other income	—	32	—	274	274
Interest expense	(522)	(931)	(1,686)	(1,764)	(15,476)

Total other expenses	(522)	(899)	(1,686)	(1,490)	(15,202)

Net loss	(26,835)	(12,232)	(44,550)	(31,298)	(358,959)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	—	(198)	—	(39)	—

Total Comprehensive Loss	$(26,835)	$(12,430)	$(44,550)	$(31,337)	$(358,959)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	4,098,730	3,472,278	3,832,047	3,470,889

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

(Continued on following page)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

(Continued)

			Accumulated			Accumulated
		Additional	Other	Common		During
Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development
Shares	Amount	Capital	Loss	Subscription	Deficit	Stage

Balance at August 31, 2008	3,389,000	$202,250	$16,004	$449	$—	$(500)	$(195,245)

Contributed capital	—	—	1,757	—	—	—	—

Office space contributed by
an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	1,510	—	—	—	—

Foreign currency exchange loss	—	—	—	(1,214)	—	—	—

Common stock issued for cash
at $0.20 per share	80,500	16,100	—	—	—	—	—

Net loss, year ended August 31, 2009	—	—	—	—	—		(58,894)

Balance at August 31, 2009	3,469,500	221,350	20,471	(765)	—	(500)	(254,139)

Office space contributed by
an officer	—	—	1,200	—	—	—	—

Services contributed by an officer	—	—	1,380	—	—	—	—

Common stock issued for cash
at $0.20 per share	44,500	8,900	—	—	—	—	—

Common stock issued for cash
at $0.15 per share	33,334	5,000	—	—	—	—	—

Foreign currency exchange gain	—	—	—	765	—	—	—

Common stock subscribed	—	—	—	—	1,000	—	—

Net loss, year ended August 31, 2010	—	—	—	—	—		(60,270)

Balance at August 31, 2010	3,547,334	$235,250	$23,051	$—	$1,000	$(500)	$(314,409)

Office space contributed by
an officer (unaudited)	—	—	600	—	—	—	—

Services contributed by an officer (unaudited)	—	—	1,350	—	—

Common stock issued for cash
at $0.15 per share (unaudited)	166,669	25,000	—	—	—	—	—

Common stock subscribed (unaudited)	6,667	1,000	—	—	(1,000)	—	—

Conversion of related party note into common
stock at $0.10 per share (unaudited)	490,654	49,065	—	—	—	—	—

Net loss, period ended February 28, 2011
(unaudited)	—	—	—	—	—		(44,550)

Balance at February 28, 2011	4,211,324	$310,315	$25,001	$—	$—	$(500)	$(358,959)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		March 1, 2005 (Inception) Through
	February 28,		February 28,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(44,550)	$(31,298)	$(358,959)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	3,361	4,168	43,858
Contributed capital to fund expenses	1,950	1,410	24,901
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	14	85	(158)
Increase in accounts payable
and accrued liabilities	1,209	4,627	13,223
Net cash used in
operating activities	(38,016)	(21,008)	(221,135)

Cash flows from investing activities:
Cash paid for fixed assets	—	(1,600)	(26,870)
Net cash used in
investing activities	—	(1,600)	(26,870)

Cash flows from financing activities:
Common stock issued for cash	24,999	2,000	165,749
Proceeds from related party loans	17,742	7,447	88,426
Net cash provided by
financing activities	42,741	9,447	254,175

Net change in cash	4,725	(13,161)	6,170

Cash, beginning of period	1,545	13,612	100

Cash, end of period	$6,270	$451	$6,270

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

Note 3:  Related Party Transactions

As of February 28, 2011, the Company has a secured promissory note to the sole officer and director for $46,275 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $3,653 as of February 28, 2011.

During the quarter, the Company converted the unsecured promissory note to the sole officer and director into common stock at $0.10 per share.  The note was converted into 490,654 shares of common stock.  Accrued interest payable on the note totaled $2,656 as of February 28, 2011.

For the period ended February 28, 2011 the sole officer of the Company contributed services and rent valued at $1,950. This amount has been booked to additional paid in capital.

Note 4:  Common Stock Transactions

During the quarter ended February 28, 2011 the Company issued 133,335 shares of common stock for cash of $20,000.  The Company also converted the unsecured promissory note to the sole officer into 490,654 shares of common stock valued at $0.10 per share.

Note 5:  Subsequent Events

Subsequent to quarter end, the Company increased the number of authorized shares of common stock from 50,000,000 to 300,000,000 and also authorized 5,000,000 shares of preferred stock.  The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there are no additional events that require disclosure.

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

We have had $1,750 in operating revenues since inception, March 1, 2005 through February 28, 2011 and the date of this report.  We have incurred expenses totaling $345,507 as of February 28, 2011. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(358,959) as of February 28, 2011. As of the date of this report our losses continue to mount.

Our net loss increased by $13,252 or 42% to $44,550 from $31,298 for the six months ended February 28, 2011 compared with the prior quarter ended February 28, 2010. This was primarily attributed the net effect of the following two factors:

1.	General and administrative expenses increased by $11,144, or 158%, for the quarter ended February 28, 2011. We attribute this to an increase in boat repair and maintenance costs.

2.
Professional fees increased by $3,286 or 87% for the quarter ended February 28, 2011. We attribute this to increased legal and accounting expenses incurred in connection with the amendment of our articles of incorporation and the filing of our federal tax returns

Liquidity and Capital Resources

Management completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank on November 16, 2007.

At February 28, 2011, we had $6,270 in cash and a working capital deficit of $(46,156).  As of the date of this report our liquidity and capital resources continue to decline and our ability to consistently generate student revenue remains unproven.

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

Part 2.    Other Information

Item 1 -  Legal Information.

No response required.

Item 1A.  Risk Factors

RISKS RELATED TO OUR BUSINESS

OUR SOLE ASSET, OUTSIDE OF CASH HELD IN OUR BANK IN THE UNITED STATES, IS OUR VESSEL WHICH IS LOCATED IN JAPAN. PURCHASERS OF OUR SECURITIES SHOULD CONSIDER THAT ASSETS LOCATED IN A FOREIGN JURISDICTION ARE NOT RECOVERABLE TO THE SAME EXTENT THAT THOSE SAME ASSETS WOULD BE RECOVERABLE IF LOCATED WITHIN THE JURISDICTION OF
THE UNITED STATES.

In the event that a court or other governmental authority located in the United States should issue a writ to recover our vessel located in Australia, Japan or other foreign jurisdiction, for the benefit of any party, a significant difficulty would arise in enforcing such recovery. In the event that our vessel proves unrecoverable, the company will suffer a major financial loss and investors will loose all money invested in our stock.

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

From the date of incorporation to February 28, 2011, our accumulated losses are $ (358,959). Since inception we have earned only very limited revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.
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

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales. As of the date of this report, we have trained only two students. Both students responded to our classified advertisement but the first student and was booked on a one time  “share expense” basis such that we could initiate our training operations without further delay. The first student provided us with a handwritten letter of recommendation and we now provide a copy of this letter to prospective students. Now that we have had a paying student, we do not presently anticipate making any more voyages where students are trained on a “share expense” basis. We are exposed to the dangers of bad weather, earthquakes, tsunamis, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A client or staff member could be injured or lost at sea in spite of precautions. In the event our company encounters a serious and sustained problem with its operations, shareholders would likely lose their entire investment

WE INTEND TO UTILIZE OUR VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL BUT WE HAVE NOT YET IDENTIFIED OR ATTEMPTED TO COMPLY WITH ANY APPLICABLE CERTIFICATION OR LICENSING REQUIREMENTS OF ANY JURISDICTION.

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

ROSEWIND CORPORATION
(Registrant)

DATE: April 14, 2011	BY:	/s/ James B. Wiegand
James B. Wiegand
President