Form 10-Q
period 2011-05-31
Rosewind CORP
filed 2011-07-13
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2011	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act.

Large accelerated filer	❒	Accelerated filer	❒

Non-accelerated filer	❒	Smaller Reporting Company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes       No  ☑

As of July 14, 2011, 4,304,658 shares of common stock, no par value of registrant were outstanding

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	May 31,	August 31,
	2011	2010
Assets	(unaudited)

Current assets:
Cash	$7,011	$1,545
Prepaid asset	244	172
Other receivable	960	—

Total current assets	8,215	1,717

Property and equipment, net	20,274	25,374

Total assets	$28,489	$27,091

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$924	$477
Accrued interest payable, related party	7,003	4,623
Loans payable to related party	58,520	77,599

Total current liabilities	66,447	82,699

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,251,324 and 3,469,500 shares issued and outstanding, respectively	316,315	235,250
Additional paid-in capital	25,901	23,051
Common stock subscription	—	1,000
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(379,674)	(314,409)
Total shareholders' equity (deficit)	(37,958)	(55,608)

Total liabilities and shareholders' equity (deficit)	$28,489	$27,091

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations (Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011

Revenue	$—	$—	$—	$—	$1,750

Operating expenses:
Professional fees	4,886	3,376	19,487	18,050	107,318
Contributed services, related party (Note 3)	900	629	2,850	2,039	21,411
General and administrative	14,235	9,813	40,548	23,537	236,799

Total operating expenses	20,021	13,818	62,885	43,626	365,528

Loss from operations	(20,021)	(13,818)	(62,885)	(43,626)	(363,778)

Other income (expense)
Other income	—	—	—	274	274
Interest expense	(694)	(1,083)	(2,380)	(2,847)	(16,170)

Total other expenses	(694)	(1,083)	(2,380)	(2,573)	(15,896)

Net loss	(20,715)	(14,901)	(65,265)	(46,199)	(379,674)

Other comprehensive income (loss)

Gain (loss) on foreign currency exchange	—	858	—	819	—

Total comprehensive loss	$(20,715)	$(14,043)	$(65,265)	$(45,380)	$(379,674)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Basic and diluted weighted average
common shares outstanding	4,215,546	3,489,391	3,961,105	3,477,119

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders’ Equity (Deficit)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$—	$(500)	$—	$100

Common stock issued in exchange for a
sailing vessel at $0.034 per share on
March 4, 2005	1,150,000	39,000	—	—	—	—	—	39,000

Net loss, period ended August 31, 2005	—	—	—	—	—	—	(18,677)	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	—	(500)	(18,677)	20,423

Common stock issued for services on
September 20, 2005 at $0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Common stock issued for services on
September 20, 2005 to arelated party at
$0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Various common stock issuances for cash
at $0.10 per share	500,000	50,000	—	—	—	—	—	50,000

Contributed capital	—	—	1,965	—	—	—	—	1,965

Net loss, year ended August 31, 2006	—	—	—	—	—	—	(70,441)	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	—	(500)	(89,118)	57,947

Contributed capital	—	—	925	—	—	—	—	925

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	7,271	—	—	—	—	7,271

Foreign currency exchange gain	—	—	—	417	—	—	—	417

Net loss, year ended August 31, 2007	—	—	—	—	—	—	(48,954)	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	—	(500)	(138,072)	18,806

Common stock issued for cash on
November16, 2007 at $0.25 per share	239,000	59,750	—	—	—	—	—	59,750

Contributed capital	—	—	669	—	—	—	—	669

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	2,674	—	—	—	—	2,674

Foreign currency exchange gain	—	—	—	32	—	—	—	32

Net loss, year ended August 31, 2008	—	—	—	—	—	—	(57,173)	(57,173)

Balance at August 31, 2008	3,389,000	$205,250	$16,004	$449	$—	$(500)	$(195,245)	$25,958

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders’ Equity (Deficit) (Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Contributed capital	—	$—	$1,757	$—	$—	$—	$—	$1,757

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,510	—	—	—	—	1,510

Foreign currency exchange loss	—	—	—	(1,214)	—	—	—	(1,214)

Various Common stock issuances for
cash at $0.20 per share	80,500	16,100	—	—	—	—	—	16,100

Net loss, year ended August 31, 2009	—	—	—	—	—	—	(58,894)	(58,894)

Balance at August 31, 2009	3,469,500	221,350	20,471	(765)	—	(500)	(254,139)	(13,583)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,380	—	—	—	—	1,380

Various common stock issuances for
cash at $0.20 per share	44,500	8,900	—	—	—	—	—	8,900

Common stock issued for cash on July
24, 2010 at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Foreign currency exchange gain	—	—	—	765	—	—	—	765

Common stock subscribed on June 2, 2010	—	—	—	—	1,000	—	—	1,000

Net loss, year ended August 31, 2010	—	—	—	—	—	—	(60,270)	(60,270)

Balance at August 31, 2010	3,547,334	235,250	23,051	—	1,000	(500)	(314,409)	(55,608)

Office space contributed by
an officer (unaudited)	—	—	900	—	—	—	—	900

Services contributed by an officer (unaudited)	—	—	1,950	—	—	—	—	1,950

Various common stock issuances for cash
at $0.15 per share (unaudited)	206,669	31,000	—	—	—	—	—	31,000

Common stock subscribed on November 30,
2010 (unaudited)	6,667	1,000	—	—	(1,000)	—	—	—

Conversion of related party note into
common stock at $0.10 per share on
February 28, 2011 (unaudited)	490,654	49,065	—	—	—	—	—	49,065

Net loss, period ended May 31, 2011
(unaudited)	—	—	—	—	—	—	(65,265)	(65,265)

Balance at May 31, 2011 (unaudited)	4,251,324	$316,315	$25,901	$—	$—	$(500)	$(379,674)	$(37,958)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			March 1,
			2005
			(Inception)
	For the Nine Months Ended		Through
	May 31,		May 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(65,265)	$(46,199)	$(379,674)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	5,100	6,604	45,597
Contributed capital to fund expenses	2,850	2,039	25,801
Common stock issued for services	—	—	56,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(72)	86	(244)
(Increase) decrease in other receivables	(960)	—	(960)
Increase (decrease) in accounts payable and accrued liabilities	2,827	3,668	14,841
Net cash used in operating activities	(55,520)	(33,802)	(238,639)

Cash flows from investing activities:
Cash paid for fixed assets	—	(6,576)	(26,870)
Net cash used in investing activities	—	(6,576)	(26,870)

Cash flows from financing activities:
Common stock issued for cash	31,000	8,900	171,750
Proceeds from related party loans	31,986	25,966	102,670
Payments towards related party loans	(2,000)	—	(2,000)
Net cash provided by financing activities	60,986	34,866	272,420

Net change in cash	5,466	(5,512)	6,911

Cash, beginning of period	1,545	13,612	100

Cash, end of period	$7,011	$8,100	$7,011

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to Condensed, Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

Note 3:  Related Party Transactions

As of May 31, 2011, the Company has a secured promissory note to the sole officer and director for $58,520 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $4,347 as of May 31, 2011.

The Company converted the unsecured promissory note to the sole officer and director into common stock at $0.10 per share.  The note was converted into 490,654 shares of common stock.  Accrued interest payable on the note totaled $2,656 as of May 31, 2011.

For the period ended May 31, 2011 the sole officer of the Company contributed services and rent valued at $2,850. This amount has been booked to additional paid in capital.

Note 4:  Common Stock Transactions

During the quarter ended May 31, 2011 the Company issued 40,000 shares of common stock for cash of $6,000.

Note 5:  Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued, per the requirements of ASC Topic 855, and has determined that there are no events to report.

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

We have had $1,750 in operating revenues since inception, March 1, 2005 through May 31, 2011.  We have incurred expenses totaling $381,424 as of May 31, 2011. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(380,174) as of May 31, 2011 and our losses continue to mount.

Our net loss increased by $19,066 or 42% to $65,265 from $46,199 for the nine month period ended May 31, 2011 compared with the prior year nine month period ended May 31, 2010. This was primarily attributed the net effect of the following two factors:

1.             General and administrative expenses increased by $17,011, or 72%, to $40,548 for the nine month period ended May 31, 2011 from $23,537 for the prior year nine month period ended May 31, 2010. We attribute this to an increase in boat repair and maintenance costs and management expense.

2.             Professional fees increased by $1,437, or 8%, to $19,487 for the nine month period ended May 31, 2011 from $18,050 for the prior year nine month period ended May 31, 2010. This is attributable to professional fees incurred for tax preparation for the past five years.

Liquidity and Capital Resources

Management  completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank  on November 16, 2007.

At May 31, 2011, we had $7,011 in cash and a working capital deficit of $(58,232).  As of the date of this report our liquidity and capital resources continue to decline and our ability to consistently generate student revenue remains unproven.

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

Part 2.    Other Information

ITEM 1.  LEGAL INFORMATION.

No response required.

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR BUSINESS

OUR SOLE ASSET, OUTSIDE OF CASH HELD IN OUR BANK IN THE UNITED STATES, IS OUR VESSEL WHICH AT THE DATE OF THIS REPORT IS AT SEA BOUND FOR CANADA FROM JAPAN. PURCHASERS OF OUR SECURITIES SHOULD CONSIDER THAT ASSETS LOCATED IN A FOREIGN JURISDICTION ARE NOT RECOVERABLE TO THE SAME EXTENT THAT THOSE SAME ASSETS WOULD BE RECOVERABLE IF LOCATED WITHIN THE JURISDICTION OF THE UNITED STATES.

In the event that a court or other governmental authority located in the United States should issue a writ to recover our vessel located in Japan, Canada or other foreign jurisdiction, for the benefit of any party, a significant difficulty would arise in enforcing such recovery. In the event that our vessel proves unrecoverable, the company will suffer a major financial loss and investors will loose all money invested in our stock.

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

From the date of incorporation to May 31, 2011, our accumulated losses are $ (380,174). Since inception we have earned only very limited revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

No response required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No response required.

ITEM 5. OTHER INFORMATION.

No response required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits:

31.1:	Certification of Principal Executive and Financial Officer

32.1:	Section 1350 Certification

(b)  Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION
(Registrant)

Date: July 13, 2011	By:	/s/ James B. Wiegand
James B. Wiegand
President