Form 10-K
period 2011-08-31
Rosewind CORP
filed 2011-11-29
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

☑   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended August 31, 2011

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
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☑         No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

State issuer’s revenues for the most recent fiscal year:  $-0-

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

The aggregate market value of the voting stock held by non-affiliates (3,033,909  shares of no par value Common Stock) was $ 1,061,868 as of October 13, 2011. The stock price for computation purposes was $ 0.35 per share, based on the fact that the final trade for the Registrant’s Common Shares on the OTCBB on October 19, 2011 was at $ 0.35 per share. The value is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date,  November 8, 2011 was: 4,774,568 shares.

ROSEWIND CORPORATION
 (A Development Stage Company)

FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2011

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

We have borrowed money from our President and we have conducted a private placement, an IPO, and multiple follow up private placements to provide funds to start our business and upgraded our vessel and its equipment.

Our vessel has just three usable berths while at sea. We plan to generate revenue from our sailing school, utilizing  our vessel on offshore voyages to intensely train up to two students. While our business model indicates we can achieve a positive cash flow if we sell and deliver, each quarter, six one week voyages with two students training on each voyage, we have not achieved that goal.

We have placed classified advertising in sailing magazines, mailed our brochure and conducted telephone sales to book students from our office in Colorado. We have been attempting to generate revenue from students since February 2008, but as of August 31, 2011 and the date of this report we have trained one student on a  two week voyage during early June of 2008 and second student on a one week voyage during April of 2009.

Securing and maintaining any licenses that may be deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. In the event we are unable or unwilling to comply, we could be forced to abandon efforts to secure licenses. This and numerous additional factors may delay or prevent us from generating revenue from our vessel and planned operations and our cash reserves could be depleted. An unfavorable outcome in connection with these and other  risks is possible, however we are not presently able to predict the out come.

 Principal Services and their Markets

The Company’s mission is to teach offshore sailing. Our philosophy is that people learn to sail across oceans best by direct experience. The “learn by doing experience” will enable the successful graduate to enjoy offshore cruising at a reduced level of risk by methodically preparing themselves and their boat.

Our unique curriculum consists of a  fast track experience for up to two student sailors who will voyage for a  week or more. Topics covered will include:

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

We may face competition from other companies that advertise in the classified section of sailing magazines for the limited number of potential students. We have not done any study of the training programs offered by other companies or informally by individual boat owners. We face competition from sailing schools or individual boat owners offering larger and newer vessels, more experienced staff, greater business experience and asset and liability insurance, We have none of these resources. In addition, we face competition based on numerous factors including marketing and sales capability from larger companies. We have only limited experience in these areas at this time and therefore we are at a competitive disadvantage.

Intellectual Property

We have no intellectual property.

Governmental Regulation

While at sea we are not subject to governmental regulation beyond the documentation of our vessel and registration of its radio. In the event that any portion of our shore based activities, consisting primarily of logistics, student rendevous and vessel maintenance were found to be in violation of the regulations of a country whose waters of port facilities we utilize, we may be forced to relocate, undergo delays and/or incur significant expenses in connection with licensing requirements or fines. We could be forced to suspend operations or face the impoundment of our vessel. We cannot assure you that in the future we will apply for or successfully obtain regulatory approvals.

ENVIRONMENT

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures. As of the date of this report the waste holding tank on our vessel is inoperative and awaiting repair or replacement. This is not expected to have, a material adverse effect on our planned revenue or competitive position.

PRODUCT LIABILITY

Our service exposes the Company to liability claims by students and others. The company has only limited  liability insurance. Any claim not covered by our policy could have a material adverse effect on our financial condition.

OUR FACILITIES

We conduct company administration, logistics and marketing from our US offices. We have no permanent base for our sailing vessel which is presently located in Port Townsend, Washington. Communication with our vessel is by  High Frequency HAM radio or satellite phone while at sea and by land telephone, cell phone, fax or internet, as available, while in port.

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

Other vessel equipment includes:

Propane stove and oven,  drip-pot diesel cabin heater, 120VAC/12DC electrical system, RIB tender with outboard, navigational equipment,  charts and reference library.

SEASONALITY

Our business is materially affected by seasonal factors, including tropical storms, cyclones and hurricanes, which generally occur during the summer and fall seasons. We may relocate or curtail operations to reduce the risks associated with these and other violent weather phenomena.

EMPLOYEES

As of August 31, 2011 we have two employees.

RISKS RELATED TO OUR BUSINESS

OUR PRIMARY ASSET, OUTSIDE OF CASH HELD IN BANKS , IS OUR VESSEL WHICH IS LOCATED IN PORT TOWNSEND, WASHINGTON. PURCHASERS OF OUR SECURITIES SHOULD CONSIDER THAT ASSETS LOCATED IN A FOREIGN JURISDICTION ARE NOT RECOVERABLE TO THE SAME EXTENT THAT THOSE SAME ASSETS WOULD BE RECOVERABLE IF LOCATED WITHIN THE JURISDICTION OF THE UNITED STATES.

In the event that a court or other governmental authority located in the United States should issue a writ to recover our vessel located in Mexico, Canada or other foreign jurisdiction, for the benefit of any party, a significant difficulty would arise in enforcing such recovery. In the event that our vessel proves unrecoverable, the company will suffer a major financial loss and investors will lose all money invested in our stock.

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

We estimate that our present cash is sufficient to sustain our business for a maximum of two months from the date of this report. Should student revenues not materialize as planned our business will need to find sources of cash to sustain operations. In the event that we are unable to find sufficient cash to sustain operations we would be forced to close our business and any investment in our shares would be a total loss.

AS A PUBLIC COMPANY, OUR FUTURE COST OF DOING BUSINESS WILL LIKELY INCREASE BECAUSE OF NECESSARY EXPENSES WHICH INCLUDE, BUT ARE NOT LIMITED TO, ANNUAL AUDITS, LEGAL COSTS, SEC REPORTING COSTS, COSTS OF A TRANSFER AGENT AND THE COSTS ASSOCIATED WITH  FEES AND COMPLIANCE. FURTHER, OUR MANAGEMENT MAY NEED TO INVEST SIGNIFICANT TIME AND ENERGY TO STAY CURRENT WITH THE PUBLIC COMPANY RESPOSIBILITIES OF OUR BUSINESS AND WILL THEREFORE HAVE LITTLE TIME AVAILABLE TO APPLY TO OTHER TASKS NECESSARY TO OUR SURVIVAL. IT IS POSSIBLE THAT THE BURDEN OF OPERATING AS A PUBLIC COMPANY WILL CAUSE US TO FAIL TO ACHIEVE PROFITABLILITY. IF WE EXHAUST OUR FUNDS, OUR BUSINESS WILL FAIL AND OUR INVESTORS WILL LOOSE ALL MONEY INVESTED IN OUR STOCK.

We estimate that remaining a public company will cost us in excess of $25,000 annually. This is in addition to all of the other cost of doing business. Therefore, it is essential that we grow our business rapidly to achieve profits and maintain adequate cash flow to pay the cost of remaining public. If we fail to pay public company costs, as such costs are incurred, we will become delinquent in our reporting obligations and our shares may no longer remain qualified for quotation on a public market.

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

From the date of incorporation to August 31, 2011, our accumulated losses are $ 451,211. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

SINCE OUR SUCCESS IS DEPENDENT ON COMPLETION OF  KEY TASKS  INCLUDING MARKETING AND THE INTRODUCTION OF OUR SERVICES INTO A LIMITED AND SPECIALIZED MARKET, AND SINCE WE HAVE EXPERIENCE SETBACKS AND DISAPPOINTING RESULTS TO DATE , WE DO NOT KNOW IF WE WILL BE ABLE TO COMPLETE OUR KEY TASKS .

The actual results, if any, of marketing efforts and planned operations are difficult to predict and will vary dramatically due to factors we cannot presently control or predict. These factors could include, the world economy, weather, political instability, health risks in countries where students of the sailing school are required to rendezvous with our yacht, fluctuations in the value of local currency and fluctuations in availability of port facilities, airline fares, diesel fuel, repair parts, skilled technicians and various other factors potentially detrimental to planned operations that may arise without notice. Loss of the services of our President could force operations to be delayed or suspended. Our failure to achieve marketing and operational objectives will mean that investors will not be able to recoup their investment or to receive a profit on their investment.

WE WILL CONTINUE TO REQUIRE SUBSTANTIAL ADDITIONAL FUNDS FOR GENERAL AND ADMINISTRATIVE, REPAIRS, TRAVEL,  SUPPLIES AND MARKETING COSTS. WE MIGHT NOT BE ABLE TO OBTAIN ADDITIONAL FUNDING ON ACCEPTABLE TERMS, IF AT ALL. WITHOUT ADDITIONAL FUNDING, WE WILL FAIL.

We will require substantial additional funds to achieve self-sustaining operation of our sailing school. We may seek further funding through public or private equity or debt financings, collaborative arrangements with sailboat charter groups or agents or from other sources. Further equity financings may substantially dilute shareholders' investment in our shares. If we cannot obtain the required additional funding, then investors will not be able to recoup their investment or to profit from their investment.

In addition, we have limited experience in marketing and sales and we intend to develop only a very limit sales and marketing infrastructure to commercialize our service.

SINCE WE HAVE ONLY ONE DIRECTOR WHO ALSO SERVES AS OUR PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY, DECISIONS WHICH AFFECT THE COMPANY WILL BE MADE BY ONLY ONE INDIVIDUAL. FURTHER, THE SON OF OUR SOLE DIRECTOR, PRESIDENT, CHIEF FINANCIAL OFFICER AND SECRETARY, IS A SHAREHOLDER AND HAS SERVED AS OUR CAPTAIN. IT IS LIKELY THAT CONFLICTS OF INTEREST WILL ARISE IN THE DAY TO DAY OPERATION OF OUR BUSINESS. SUCH CONFLICTS, IF NOT PROPERLY RESOLVED, COULD HAVE A MATERIAL NEGATIVE IMPACT ON OUR BUSINESS.

In the past, the company has issued shares for cash, assets and services at prices which were solely determined by James B. Wiegand. At that time, James B. Wiegand made a determination of both the value of services and assets exchanged for our shares, and, as well, the price per share used as compensation. Transactions of this nature were made at less than arms length and without input from a non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company represented by shares of an individual investor. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as they may occur in the future and, further, may not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such dilution should not purchase our shares.

THE LAWS WHICH GOVERN MERGER TRANSACTIONS PROVIDE THAT SINCE OUR SOLE DIRECTOR AND OFFICER AND SIGNIFICANT SHAREHOLDERS  TOGETHER OWN  OVER 50% OF OUR OUTSTANDING SHARES, WE MAY ENTER INTO A SHARE EXCHANGE, REVERSE MERGER OR OTHER SIMILAR TRANSACTION WITH A PRIVATE COMPANY IN AN UNRELATED BUSINESS WITHOUT THE PRIOR APPROVAL OF UNAFFILIATED SHAREHOLDERS.

The various securities laws applicable to our company,  our  management may elect to enter and consummate a transaction to enter a new business. In that event,  our shareholders would likely receive only an information statement with certain disclosures as required by law and would likely not be in a  position to approve or disapprove the transaction. Investors who are unwilling to accept the uncertainty of new management, a new business plan, likely dilution and all the numerous related uncertainties that may materialize in the event such a transaction is consummated, should not purchase our shares.

Management has no present plan to alter it’s business plan and/or enter such a transaction.

WE DEPEND UPON OUR KEY PERSONNEL AND THEY WOULD BE DIFFICULT TO REPLACE.

We believe that our success will depend on the continued involvement of our senior management, i.e. our President, James B. Wiegand, who is involved in other business activities and with whom we have no written employment agreement. If our President proves unwilling or unable to continue to serve then operations together with administrative functions and SEC reporting could be restricted or delayed.  Further, our Captain, Michael Wiegand, who is the son of our President, has no written employment contract with the Company and, as of the date of this report, has determined that he will not be available to assist with vessel maintenance or student training for the forseeabe future. In light of the facts that it is presently off season in the Pacific Northwest and Canada, our vessel is generally well maintained, student load has been and may remain well below projections, there may be no adverse effects on revenue. As required, our President may replace or stand in as captain in connection with vessel maintenance or to conduct one or more training voyages. If we are unable to adapt, our business may suffer and investors would likely lose all money invested.

RISKS RELATED TO OUR INDUSTRY

SHAREHOLDERS  RISK THAT WE WILL BE UNABLE TO SUCCESSFULLY MARKET OUR SERVICE. WE HAVE NOT YET ESTABLISHED THAT OUR SERVICE WILL BE SAFE, EFFECTIVE OR ACCEPTED IN THE MARKET.

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales. As of the date of this report, we have trained only two students. The students responded to our classified advertisement . Our first student provided us with a handwritten letter of recommendation and we now provide prospective students with a copy of his letter and related editorial coverage that ran in a sailing magazine. We are presently evaluating options to increase our student bookings. These include land based seminars, expansion of on board dive facilities, better use of the internet to recruit students. We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A student or staff member could be injured or lost at sea in spite of precautions. In the event our company fails to increase student revenue or encounters a serious and sustained problem with its operations or staffing, shareholders would likely lose their entire investment

WE INTEND TO UTILIZE OUR VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL BUT WE HAVE NOT YET IDENTIFIED OR ATTEMPTED TO COMPLY WITH ANY APPLICABLE CERTIFICATION OR LICENSING REQUIREMENTS OF ANY JURISDICTION.

Securing and maintaining licenses deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. Should this or any related requirement significantly delay or prevent us from generating revenue from our vessel and planned operations, then our cash reserves could be depleted. An unfavorable outcome in connection with this risk is possible, however we will not be in a position to predict the outcome. In the event we are unable to comply, we could be forced to abandon efforts to secure licenses and certifications. A significantly unfavorable and continuing outcome in connection with these risks will likely cause an investor to lose his entire investment.

REGULATORY AND LOCAL ADMINISTRATIVE AUTHORITIES HAVE THE POWER TO INTRODUCE NEW REGULATIOINS THAT REQUIRE ADDITIONAL, AND POTENTIALLY EXPENSIVE COMPLIANCE. SINCE WE HAVE ONLY LIMITED EXPERIEANCE WITH OUR SERVICE, WE MIGHT BE UNABLE OR UNWILLING TO COMPLY WITH SUCH NEW REGULATON.

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

We have expended significant financial resources to develop services. Thus far our efforts have proved unsuccessful in the marketplace. Our future success depends on our ability to timely identify new market trends and develop, introduce and support new and enhanced services on a successful and timely basis. We might not be successful in developing or introducing our services.

EVEN IF WE CONTINUE TO EXPEND THE FUNDS NECESSARY TO MAINTAIN  OUR YACHT  TO THE HIGH STANDARD NECESSARY FOR SAFETY AT SEA, AND EVEN IF CAPABLE PERSONNEL ARE AVAILABLE , WE HAVE NOT YET DEMONSTRATED SIGNIFICANT MARKET ACCEPTANCE AND OUR SERVICE MIGHT NOT GAIN MEANINGFUL MARKET ACCEPTANCE AMONG THE POSSIBLY LIMITED NUMBER OF PEOPLE WHO WANT TO LEARN TO VOYAGE UNDER SAIL.

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

OUR YACHT AND ALL COMPANY OPERATIONS ARE PRESENTLY UNDER-INSURED AND WILL CONTINUE TO BE UNDER-INSURED AND THUS WE ARE, AND WILL REMAIN, EXPOSED TO UNLIMITED POTENTIAL LIABILITY RISKS FROM CLIENTS, STAFF OR OTHERS.

Our planned sailing school operations create a risk of liability for injury or loss of life of participants. We manage our liability risks by following the proper protocols of good seamanship. We presently operate with only limited liability, asset loss or damage insurance. Upgraded insurance coverage is expensive and difficult to obtain. In the future, insurance coverage will likely not be available to us on acceptable terms, if at all. Further, without upgraded insurance our marketing efforts may not succeed and we may be barred from operating from otherwise available ports. As we are unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential liability claims we might not be able to commercialize our sailing school. If we face a future liability claim or loss of our under-insured yacht, we will suffer a material adverse effect on our financial condition  and our investors would lose their entire investment.

ITEM 2.   DESCRIPTION OF PROPERTY

DESCRIPTION OF PROPERTY

We currently maintain office space of approximately 200 square feet located at 16200 WCR 18E, Loveland, Colorado, 80537, in the home office of our President at a monthly rate of $100 pursuant to verbal agreement. Rent is contributed. We do not foresee a need for additional space.

ITEM 3.   LEGAL PROCEEDINGS

There is no litigation or regulatory proceeding pending or threatened by or against us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During February, 2011 shareholders ratified an increase in authored shares of our common stock from 50,000,000 shares to 300,000,000 shares.

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of August 31, 2011 our Common Stock was quoted on the OTCBB operated by FINRA. Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  As of the date of this report the sole market maker quoting our shares on the OTCBB system is no longer posting a quotation for our shares. Consequently, as of the date of this report, our shares are quoted by several market makers on the OTCQB, operated by OTC Markets. The criteria for listing on either the OTCBB or OTCQB are similar and  include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have  filed our SEC reports on time. Our trading symbol is RSWN.

HOLDERS

As of the date of this report, there were approximately 115 holders of our common stock.

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

On November 30, 2011 we issued Mojdeh Javadi 6,667 shares of our common stock in consideration of $1,000.

On December 10, 2011 we issued  James B. Wiegand 490,654 shares of our common stock in consideration of cancelation of notes totaling $49,065.

During the one year period ended August 31, 2011, we  issued  a total of 290,003 shares of our common stock to 17 non-affiliated individuals who participated in our private placement in consideration of $ 43,500.

On August 3, 2011 we issued Michael Wiegand 250,000 sharesof our common stock in consideration of services valued at $37,500.

On August 4, 2011 we issued Scott Sandoval 150,000 shares of our common stock in consideration of services valued at $22,500.

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

ITEM 6. SELECTED FINANCIAL DATA- NOT APPLICABLE

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Rosewind Corporation (the “Company”), which are included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Subject to local weather conditions we plan to generate revenue as soon as more students can be located and booked. From March 1, 2005 (inception), through August 31, 2011 and the date of this Form 10-K, we had $1,750 of operating revenues. Going forward, we intend to generate revenue from student tuition.

The typhoon season imposes seasonal limitations for the operation of small sailing vessels offshore. Cyclone activity, which occurs seasonally, will have an adverse effect on bookings and revenues. In northern latitudes, the increased frequency of gales and generally uncomfortable conditions will cause our bookings to decline significantly.We  evaluate the seasonal relocation of our vessel as a potential strategy to partially offset loss of revenue caused by weather and cyclone restrictions. To date we have been unable to benefit from relocation efforts.

Additionally, we may complete significantly less than the six one week training voyages each quarter because we may not be able to book 100% of available voyage dates and there may be cancellations or other events that are beyond our control. Therefore, we are unable to predict the annual cash flow and profitability of the sailing school once sailing school operations are commenced.

We have found our vessel to be sound and seaworthy during the 2005-2006 voyage from Florida to Ecuador. After minor modifications to the deck plan Michael Wiegand single-handed our vessel from Ecuador to Australia and has thus demonstrated that our vessel can be sailed with no assistance from student crew. We believe this is key to our business plan in that the clients we are training will not need to contribute to the operation of the vessel should they become incapacitated during a voyage.

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

As of the date of this report, our advertising program has produced only disappointing results. We have received very few calls from prospective students. The two students we  have trained to date located us through our classified advertisement. We plan to continue monthly advertising and have, on occasion, added a photo of our vessel to run with the copy. We have also solicited editorial coverage for our sailing school. One editorial has been written and published in the November 2008 edition of “Cruising World” magazine. Improved response to our advertising was noted. Significant improvement in our revenues has not materialized to date.

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

We estimate that our quarterly cash flow, without allowances for extraordinary events or ongoing maintenance and miscellaneous costs will be positive once we average six training voyages per quarter. In view of the disappointing results of our marketing program to date, there can be no assurance that we will be able to book and complete additional training voyages or generate any revenue in the future.

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

Our current maintenance strategy is to perform a major haul out on an as needed basis. Our vessel is presently hauled out in Port Townsend Washington for minor repair.  Based upon past experience with our vessel, we anticipate further maintenance and upgrade expenses will be required to ready our vessel for future training voyages.  Vessel maintenance costs will likely increase as level of use and age increases. This could have a material adverse effect on our cash flow.

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

Financial Condition and Results of Operation

We are a development stage company. We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of August 31, 2011 and the date of this report we have completed the training of only one regular paying student.

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

We have had operating revenues of $1,750 since inception, March 1, 2005 through August 31, 2011 and the date of this report.  We have incurred operating expenses totaling $436,262 as of August 31, 2011. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $ 451,211 as of August 31, 2011. As of the date of this report our losses continue to mount.

Our net loss increased by $76,532 or 127% to $136,802 from $60,270 for the year ended August 31, 2011 compared with the prior year ended August 31, 2010. This was primarily attributed the net effect of the following three factors:

1.
General and administrative expenses increased by $54,711, or 182%, to $84,682 for the year ended August 31, 2011 from $29,971 for the prior year ended August 31, 2010. This is attributable to two factors: increase in costs incurred to maintain and upgrade our training vessel; issuance of common stock for services provided, valued at $37,500 in the current year.

2.
Professional fees increased by $20,497 or 85% to $44,687 for the year ended August 31, 2011 from $24,190 for the prior year ended August 31, 2010. This is attributable to the issuance of common stock for consulting services valued at $22,500.

3.
Revenue remained at $-0- for the year ended August 31, 2011 from $-0- for the year ended August 31, 2010.  There was no revenue from sailing school operations during each of the last two years.  We believe student revenue was negatively impacted by the impaired US economy.

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

During July of 2010 management initiated sale of a Regulation D Private Placement of up to 133,334 shares of its common stock at a price of $0.15 per share.  At August 31, 2010, 33,334 restricted shares had been issued in consideration of $5,000 in offering proceeds. All proceeds were deposited into the company’s bank and utilized for operations.

During February of 2011 management initiated sale of a Regulation D Private Placement of its common stock at a price of $0.15 per share.  At August 31, 2010, 290,003 restricted shares had been issued in consideration of $ 43,500 in offering proceeds. This private placement is open and the company anticipates receiving the additional investments as necessary to sustain future operations.  All proceeds have been deposited into the company’s bank and utilized for operations.

At August 31, 2011, we had $3,993 in cash and a working capital deficit of $54,206.  As of the date of this report our liquidity and capital resources continue to decline.

FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 18 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Rosewind Corporation (a development stage company)
Loveland, Colorado

We have audited the accompanying balance sheets of Rosewind Corporation (a development stage company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and from inception on March 1, 2005 through August 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewind Corporation (a development stage company) as of August 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and from inception on March 1, 2005 through August 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
November 29, 2011

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	August 31,	August 31,
	2011	2010
Assets

Current Assets:
Cash	$3,993	$1,545
Prepaid asset	234	172

Total current assets	4,227	1,717

Property and equipment, net	18,611	25,374

Total assets	$22,838	$27,091

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$330	$477
Accrued interest payable, related party	5,803	4,623
Loans payable to related party	52,300	77,599

Total current liabilities	58,433	82,699

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,734,658 and 3,547,334 shares issued and outstanding, respectively	388,815	235,250
Additional paid-in capital	27,301	23,051
Common stock subscription	—	1,000
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(451,211)	(314,409)
Total shareholders' equity (deficit)	(35,595)	(55,608)

Total liabilities and shareholders' equity (deficit)	$22,838	$27,091

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2011	2010	2011

Revenue	$—	$—	$1,750

Operating expenses:
Professional fees	44,687	24,190	132,518
Contributed services, related party (Note 2)	4,250	2,580	22,811
General and administrative	84,682	29,971	280,933

Total operating expenses	133,619	56,741	436,262

Loss from operations	(133,619)	(56,741)	(434,512)

Other Income (Expense)
Other income	—	274	274
Interest expense	(3,183)	(3,803)	(16,973)

Total other expenses	(3,183)	(3,529)	(16,699)

Net loss	(136,802)	(60,270)	(451,211)

Other Comprehensive Income (Loss)

Gain (loss) on foreign currency exchange	—	765	—

Total Comprehensive Loss	$(136,802)	$(59,505)	$(451,211)

Basic and diluted loss per share	$(0.03)	$(0.02)

Basic and diluted weighted average
common shares outstanding	4,079,469	3,489,885

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Shareholders' Equity (Deficit)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$—	$(500)	$—	$100

Common stock issued in exchange for a Sailing vessel
at $0.034 per share on
March 4, 2005	1,150,000	39,000	—	—	—	—	—	39,000

Net loss, period ended August 31, 2005	—	—	—	—	—	—	(18,677)	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	—	(500)	(18,677)	20,423

Common stock issued for services on September 20,
2005 at $0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Common stock issued for services on September 20,
2005 to arelated party at
$0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Various common stock issuances for cash
at $0.10 per share	500,000	50,000	—	—	—	—	—	50,000

Contributed capital	—	—	1,965	—	—	—	—	1,965

Net loss, year ended August 31, 2006	—	—	—	—	—	—	(70,441)	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	—	(500)	(89,118)	57,947

Contributed capital	—	—	925	—	—	—	—	925

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	7,271	—	—	—	—	7,271

Foreign currency exchange gain	—	—	—	417	—	—	—	417

Net loss, year ended August 31, 2007	—	—	—	—	—	—	(48,954)	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	—	(500)	(138,072)	18,806

Common stock issued for cash on November16,
2007 at $0.25 per share	239,000	59,750	—	—	—	—	—	59,750

Contributed capital	—	—	669	—	—	—	—	669

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	2,674	—	—	—	—	2,674

Foreign currency exchange gain	—	—	—	32	—	—	—	32

Net loss, year ended August 31, 2008	—	—	—	—	—	—	(57,173)	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	—	(500)	(195,245)	25,958

Contributed capital	—	—	1,757	—	—	—	—	1,757

Office space contributed
by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,510	—	—	—	—	1,510

Foreign currency exchange loss	—	—	—	(1,214)	—	—	—	(1,214)

Various Common stock issuances for cash
at $0.20 per share	80,500	16,100	—	—	—	—	—	16,100

Net loss, year ended August 31, 2009	—	—	—	—	—	—	(58,894)	(58,894)

Balance at August 31, 2009	3,469,500	221,350	20,471	(765)	—	(500)	(254,139)	(13,583)

Office space contributed
by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,380	—	—	—	—	1,380

Various common stock issuances for cash
at $0.20 per share	44,500	8,900	—	—	—	—	—	8,900

Common stock issued for cash on July 24, 2010
at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Foreign currency exchange gain	—	—	—	765	—	—	—	765

Common stock subscribed on June 2, 2010	—	—	—	—	1,000	—	—	1,000

Net loss, year ended August 31, 2010	—	—	—	—	—		(60,270)	(60,270)

Balance at August 31, 2010	3,547,334	235,250	23,051	—	1,000	(500)	(314,409)	(55,608)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	3,050	—	—	—	—	3,050

Various common stock issuances for cash
at $0.15 per share	290,003	43,500	—	—	—	—	—	43,500

Common stock subscribed
on November 30, 2010	6,667	1,000	—	—	(1,000)	—	—	—

Conversion of related party note into common
stock at $0.10 per share
on December 10, 2011	490,654	49,065	—	—	—	—	—	49,065

Common stock issued for services on August 3,
2011 to a related party at
$0.15 per share	250,000	37,500	—	—	—	—	—	37,500

Common stock issued for services on August 4,
2011 at $0.15 per share	150,000	22,500	—	—	—	—	—	22,500

Net Loss year ended August 31, 2011	—	—	—	—	—	—	(136,802)	(136,802)

Balance at August 31, 2011	4,734,658	$388,815	$27,301	$—	$—	$(500)	$(451,211)	$(35,595)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(136,802)	$(60,270)	$(451,211)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	6,763	9,185	47,260
Contributed capital to fund expenses	4,250	2,580	27,201
Common stock issued for services	60,000	—	116,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(62)	85	(234)
Increase (decrease) in accounts payable
and accrued liabilities	1,033	5,045	13,047
Net cash used in
operating activities	(64,818)	(43,375)	(247,937)

Cash flows from investing activities:
Cash paid for fixed assets	—	(6,576)	(26,870)
Net cash used in
investing activities	—	(6,576)	(26,870)

Cash flows from financing activities:
Common stock issued for cash	43,500	14,900	184,250
Proceeds from related party loans	35,766	22,984	106,450
Payments on related party loans	(12,000)	—	(12,000)
Net cash provided by
financing activities	67,266	37,884	278,700

Net change in cash	2,448	(12,067)	3,893

Cash, beginning of period	1,545	13,612	100

Cash, end of period	$3,993	$1,545	$3,993

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$2,003	$—	$4,254

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$60,000	$—	$116,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2011 and 2010

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

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2011 and 2010

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of August 31:

	2011	2010
Deferred tax assets:
NOL Carryover	$107,800	$90,100
Related Party Accruals	1,700	1,400

Valuation allowance	(109,500)	(91,500)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the years ended August 31, 2011 and 2010 due to the following:

	2011	2010
Book Loss	$(41,041)	$(18,081)
Foreign Currency	-	230
Contributed Services	1,275	-
Stock Issued for Services	18,000	-

Valuation allowance	21,766	17,851
	$-	$-

At August 31, 2011, the Company had net operating loss carryforwards of approximately $359,400, which expires in 2032, that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the August 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2011 and 2010

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
d. Income Taxes (Continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  No reserves for uncertain tax positions have been recorded.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2011 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

f.  Development Stage

The Company is in the development stage in accordance with ASC Topic 915 “Development Stage Entities”.  As of August 31, 2011 the Company has devoted substantially all of its efforts to financial planning and acquiring and reconditioning a sailing vessel.

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

Fixed assets and related depreciation for the years ended August 31 are as follows:

	2011	2010
Sailing vessel	$65,870	$65,870
Accumulated depreciation	(47,259)	(40,496)
Total fixed assets	$18,611	$25,374

Depreciation expense was $6,763 and $9,185 for the years ended August 31, 2011 and 2010, respectively.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2011 and 2010

NOTE 1 -	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Revenue Recognition

Revenue will be recognized when the services are provided and collection is reasonably assured.

i.  Foreign Currency Translation

Expenses incurred and paid in foreign currency have been translated to U.S. currency for reporting purposes.

j.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $916 and $1,146 of advertising expense during the years ended August 31, 2011 and 2010, respectively.

k.  Newly Adopted Accounting Pronouncements

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

l.    Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

m.    Risks and Uncertainties

The Company has not insured the yacht in the past.  Effective October 14, 2011, the Company has obtained a liability only policy which provides $100,000 watercraft liability and $1,000 in watercraft medical payments per person.  The Company has no insurance on the yacht itself, and the limits on the current policy may leave the Company open to further liabilities.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2011 and 2010

NOTE 2 -        RELATED PARTY TRANSACTIONS

As of August 31, 2011, the Company has a secured promissory note to the sole officer and director for $52,300 for working capital.  The loan carries a 6% interest rate and is due on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $5,803 and $2,609 as of August 31, 2011 and 2010, respectively.

During the year ended August 31, 2011, the Company converted the 6% interest unsecured promissory note to the sole officer and director into common stock at $0.10 per share.  The note was converted into 490,654 shares of common stock.  Accrued interest payable on the note totaled $653 and $2,013 as of August 31, 2011 and 2010, respectively.

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

For the years ended August 31, 2011 and 2010 the sole officer of the Company contributed services and rent valued at $4,250 and $2,580, respectively. This amount has been booked to additional paid in capital.

NOTE 3 -	COMMON STOCK TRANSACTIONS

During the year ended August 31, 2011, the Company issued 290,003 shares of common stock for cash of $43,500.  The Company also issued 400,000 shares of common stock in exchange for services provided to the Company.  The shares were valued at $0.15 per share, a value determined by a Consent of Directors, for a total value of $60,000.  Also during the year, the Company converted the unsecured promissory note as discussed in Note 2 above.  The note was converted into 490,654 shares of common stock.

Effective March 11, 2011, the Company’s Articles of Incorporation were amended to increase the aggregate number of shares authorized from 50,000,000 to 300,000,000 shares of common stock having no par value.

Effective June 18, 2010 The Company’s Articles of Incorporation were amended to increase the aggregate number of shares authorized from 20,000,000 to 50,000,000 shares of common stock having no par value per share.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2011 and 2010

NOTE 3 -	COMMON STOCK TRANSACTIONS (continued)

During the year ended August 31, 2010, the Company received $1,000 to be used as subscription to purchase 5,000 shares of common stock at $0.20 per share.  The shares were issued during the  year ended August 31, 2011.

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

Subsequent to year end, the Company issued 39,910 shares of common stock for cash of $5,986.  The Company has evaluated all subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no additional events that would require disclosure herein.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of August 31, 2011 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as August 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of August 31, 2011.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 8B.    OTHER INFORMATION.

None.

Part III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

NAME	POSITION	AGE

James B. Wiegand	President, Chief Financial Officer, Secretary and Director	65

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

Resume of Michael Wiegand

Michael Wiegand, age 24, participated in the “Gifted and Talented” program throughout elementary and middle school, authoring a school website under a federal grant that he independently applied for and obtained. Thereafter, age 10, Michael lived with his family aboard a forty-two foot sailing ketch, cruising the Bahamas for a year while home schooling. Upon returning to shore life in Colorado, Michael Wiegand completed extra-curricular courses in basic accounting, advertising and employee management and worked at the Boyd Lake Marina during the summer where he did general maintenance, serviced boats and sold gas. Self employed creating web sites, and delivering news papers, he left high school a few years early, passed his GED and scored well on the SAT. He opted not to enter college, choosing instead to work full time for Mechanical Insulation Systems, Inc, installing thermal insulation and later training and managing new employees. At age 17, Michael Wiegand refitted the Company’s thirty-five foot cutter and began the first leg of his sailing voyage, solo, bound for Australia. While Michael is a published writer, he holds no licenses or certificates which qualify him to work as an officer on any ship in any waters. He completed his solo sailing voyages to Australia and New Zealand operating Six String as a training vessel. Subsequently, Michael  returned our vessel to U.S. waters via Japan and is presently preparing himself  to continue his education.

Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified. Other than the Father-Son relationship between James B. Wiegand and Michael Wiegand, there are no family relationships among the persons described below.

ITEM 10. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table presents all information regarding the compensation awarded to, earned by, or paid to named executive offices for the fiscal year ended August 31, 2011 and during the last seven fiscal years.

SUMMARY COMPENSATION TABLE

				Long Term	All Other
		Annual Compensation		Compensation Awards	Compensation ($)
					Securities
Name and				Restricted Stock	Underlying
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)
James B.	2011	0	0	0	0
	2010	0	0	0	0
Wiegand	2009	0	0	0	0
President, Secretary	2008	0	0	0	0
and Director	2007	0	0	0	0
_____________

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The following table lists, as of August 31, 2011, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,734,658 shares of common stock which are issued and outstanding. Unless otherwise indicated, the business address of each such person is c/o Rosewind Corporation, 16200 WCR 18E, Loveland, Colorado 80537.

OFFICERS, DIRECTORS	NUMBER		BENEFICIAL
AND 5% STOCKHOLDERS	OF SHARES		OWNERSHIP (%)

James B. Wiegand	1,740,659	(1)*	36.7%

Katherine Gould	566,000	(2)	11.9%

Michael Wiegand	946,000	(3)	20.0%

All directors and executive officers as a group (1 person)	1,740,659	*	36.7%
__________________

(1) James B. Wiegand, our President received 100,000 shares of our common stock in consideration for his services and an additional 1,150,000 shares in consideration for our sailing vessel. On December 10, 2010 we issued  James B. Wiegand 490,654 shares of our common stock in consideration of cancelation of notes totaling $49,065.

(2) Katherine Gould received 600,000 shares of our common stock from the estate of her husband, Max Gould. The shares were originally issued to Max Gould in consideration for his services rendered.

(3) Michael Wiegand, son of our President, received 700,000 shares of our common stock as compensation for his initial services rendered as Captain. On August 3, 2011 we issued Michael Wiegand an additional 250,000 shares of our common stock in consideration of services valued at $37,500.

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

On September 20, 2005, we issued to Michael Wiegand, son of James B. Wiegand, 700,000 shares of our common stock in consideration for his services valued at $28,000.

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

On December 10, 2010 we issued  James B. Wiegand 490,654 shares of our common stock in consideration of cancelation of notes totaling $49,065.

On August 3, 2011 we issued Michael Wiegand 250,000 shares of our common stock in consideration of services valued at $37,500.

On August 4, 2011 we issued Scott Sandoval 150,000 shares of our common stock in consideration of services valued at $22,500.

As of August 31, 2011, the Company has a secured promissory note to the sole officer and director for $52,300 for working capital.  The loan carries a 6% interest rate, matures on November 30, 2011 and is secured by the sailing vessel. Accrued interest payable on the loan totaled $5,149 as of August 31, 2011.

The Company also has an unsecured convertible promissory note dated June 8, 2010 to the sole officer and director for working capital. The entire principal balance of $49,065was converted into shares of our common stock. Conversion is at the option of the note holder at the rate of $0.10 per share of common stock. On December 10, 2010 we issued James B. Wiegand 490,654 shares of our common stock in consideration of cancelation of note principal totaling $49,065. The loan carries a 6% interest rate and is due on demand.   Accrued interest payable on the note totaled $653 as of August 31, 2011.

For the years ended August 31, 2011 and 2010 the sole officer of the Company contributed services valued at $4,250 and $2,580, respectively. This amount has been booked to additional paid in capital.

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

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended August 31, 2011, we incurred approximately $12,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2011.

During the fiscal year ended August 31, 2010, we incurred approximately $11,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended August 31, 2010.

ITEM 14. EXHIBITS AND REPORTS OF FORM 8-K

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

Reports on 8-K

       No reports were filed on Form 8-K this fiscal year.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

DATE: November 29, 2011	By:	/s/ James B. Wiegand
James B. Wiegand, President, Sole Director and Chief Financial Officer