Form 10-Q
period 2011-11-30
Rosewind CORP
filed 2011-12-23
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2011

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

As of December 14, 2011, 4,774,568 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	November 30,	August 31,
	2011	2011
	(unaudited)

Assets

Current Assets:
Cash	$1,717	$3,993
Prepaid asset	153	234

Total current assets	1,870	4,227

Property and equipment, net	16,949	18,611

Total assets	$18,819	$22,838

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,455	$330
Accrued interest payable, related party	5,941	5,803
Loans payable to related party	55,048	52,300

Total current liabilities	66,444	58,433

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,774,568 and 4,734,658 shares issued and outstanding, respectively	394,802	388,815
Additional paid-in capital	28,951	27,301
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(470,878)	(451,211)
Total shareholders' equity (deficit)	(47,625)	(35,595)

Total liabilities and shareholders' equity (deficit)	$18,819	$22,838

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2011	2010	2011

Revenue	$—	$—	$1,750

Operating expenses:
Professional fees	8,434	7,551	140,952
Contributed services, related party (Note 2)	1,650	900	24,461
General and administrative	8,792	8,100	289,725

Total operating expenses	18,876	16,551	455,138

Loss from operations	(18,876)	(16,551)	(453,388)

Other Income (Expense)
Other income	—	—	274
Interest expense	(791)	(1,164)	(17,764)

Total other income (expenses)	(791)	(1,164)	(17,490)

Net loss	$(19,667)	$(17,715)	$(470,878)

Basic and diluted net loss per share	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	4,762,595	3,489,885

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$—	$(500)	$—	$100

Common stock issued in exchange for a
Sailing vessel at $0.034 per share on
March 4, 2005	1,150,000	39,000	—	—	—	—	—	39,000

Net loss, period ended August 31, 2005	—	—	—	—	—	—	(18,677)	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	—	(500)	(18,677)	20,423

Common stock issued for services on
September 20, 2005 at $0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Common stock issued for services on
September 20, 2005 to arelated party at
$0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Various common stock issuances for cash
at $0.10 per share	500,000	50,000	—	—	—	—	—	50,000

Contributed capital	—	—	1,965	—	—	—	—	1,965

Net loss, year ended August 31, 2006	—	—	—	—	—	—	(70,441)	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	—	(500)	(89,118)	57,947

Contributed capital	—	—	925	—	—	—	—	925

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	7,271	—	—	—	—	7,271

Foreign currency exchange gain	—	—	—	417	—	—	—	417

Net loss, year ended August 31, 2007	—	—	—	—	$—	—	(48,954)	(48,954)

Balance at August 31, 2007	3,150,000	$145,500	$11,461	$417	$—	$(500)	$(138,072)	$18,806

See accompanying notes to financial statements

(Continued on next page)

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

(Continued from previous page)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2007	3,150,000	$145,500	$11,461	$417	$—	$(500)	$(138,072)	$18,806

Common stock issued for cash on
November16, 2007 at $0.25 per share	239,000	59,750	—	—	—	—	—	59,750

Contributed capital	—	—	669	—	—	—	—	669

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	2,674	—	—	—	—	2,674

Foreign currency exchange gain	—	—	—	32	—	—	—	32

Net loss, year ended August 31, 2008	—	—	—	—	—	—	(57,173)	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	—	(500)	(195,245)	25,958

Contributed capital	—	—	1,757	—	—	—	—	1,757

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,510	—	—	—	—	1,510

Foreign currency exchange loss	—	—	—	(1,214)	—	—	—	(1,214)

Various Common stock issuances for cash
at $0.20 per share	80,500	16,100	—	—	—	—	—	16,100

Net loss, year ended August 31, 2009	—	—	—	—	—	—	(58,894)	(58,894)

Balance at August 31, 2009	3,469,500	221,350	20,471	(765)	—	(500)	(254,139)	(13,583)

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,380	—	—	—	—	1,380

Various common stock issuances for cash
at $0.20 per share	44,500	8,900	—	—	—	—	—	8,900

Common stock issued for cash on July 24, 2010
at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Foreign currency exchange gain	—	—	—	765	—	—	—	765

Common stock subscribed on June 2, 2010	—	—	—	—	1,000	—	—	1,000

Net loss, year ended August 31, 2010	—	—	—	—	—		(60,270)	(60,270)

Balance at August 31, 2010	3,547,334	$235,250	$23,051	$—	$1,000	$(500)	$(314,409)	$(55,608)

See accompanying notes to financial statements

(Continued on next page)

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

(Continued from previous page)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2010	3,547,334	$235,250	$23,051	$—	$1,000	$(500)	$(314,409)	$(55,608)

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	3,050	—	—	—	—	3,050

Various common stock issuances for cash
at $0.15 per share	290,003	43,500	—	—	—	—	—	43,500

Common stock subscribed on November 30, 2010	6,667	1,000	—	—	(1,000)	—	—	—

Conversion of related party note into common
stock at $0.10 per share on December 10, 2011	490,654	49,065	—	—	—	—	—	49,065

Common stock issued for services on
August 3, 2011 to a related party at
$0.15 per share	250,000	37,500	—	—	—	—	—	37,500

Common stock issued for services on
August 4, 2011 at $0.15 per share	150,000	22,500	—	—	—	—	—	22,500

Net loss year ended August 31, 2011	—	—	—	—	—	—	(136,802)	(136,802)

Balance at August 31, 2011	4,734,658	388,815	27,301	—	—	(500)	(451,211)	(35,595)

Office space contributed by
an officer (unaudited)	—	—	300	—	—	—	—	300

Services contributed by an officer (unaudited)	—	—	1,350	—	—	—	—	1,350

Common stock issuance for cash on
September 28, 2011 at $0.15 per share
(unaudited)	39,910	5,987	—	—	—	—	—	5,987

Net loss quarter ended November 30, 2011 (unaudited)	—	—	—	—	—	—	(19,667)	(19,667)

Balance at November 30, 2011 (unaudited)	4,774,568	$394,802	$28,951	$—	$—	$(500)	$(470,878)	$(47,625)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(19,667)	$(17,715)	$(470,878)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	1,662	1,468	48,922
Contributed capital for operating expenses	1,650	900	28,851
Common stock issued for services	—	—	116,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	81	—	(153)
Increase (decrease) in accounts payable
and accrued liabilities	5,263	3,464	18,310
Net cash used in operating activities	(11,011)	(11,883)	(258,948)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	5,987	5,000	190,237
Proceeds from related party loans	3,748	6,249	110,198
Payments on related party loans	(1,000)	—	(13,000)
Net cash provided by financing activities	8,735	11,249	287,435

Net change in cash	(2,276)	(634)	1,617

Cash, beginning of period	3,993	1,545	100

Cash, end of period	$1,717	$911	$1,717

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$653	$—	$4,907

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$116,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

Note 3:  Related Party Transactions

As of November 30, 2011, the Company has a secured promissory note to the sole officer and director for $55,048 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $5,941 as of November 30, 2011.

For the three month period ended November 30, 2011 the sole officer of the Company contributed services and rent valued at $1,650. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the quarter ended November 30, 2011 the Company issued 39,910 shares of common stock for cash of $5,987.

In February 2011, the board of directors and shareholders of the Company approved the increase in the authorized, no par common shares from 50,000,000 to 300,000,000 and approved the authorization of 5,000,000 shares of no par preferred stock.

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

We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of the date of this report we have collected full tuition from only one student. We have no permanent base for our sailing vessel. Communication with our vessel is by HAM radio and satellite phone while at sea and by land telephone, cell phone, fax or internet, as available, while in port. We conduct company administration, logistics and marketing from our US offices.

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

We have had $1,750 in operating revenues since inception, March 1, 2005 through November 30, 2011.  We have incurred operating expenses totaling $455,138 as of November 30, 2011. Such expenses consisted primarily of general and administrative, professional fees and services along with costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(470,878) as of November 30, 2011 and our losses continue to mount.

Our net loss increased by $1,952 or 11% to $19,667 from $17,715 for the three month period ended November 30, 2011 compared with the prior year three month period ended November 30, 2010. This was primarily attributed the net effect of the following two factors:

1.  Contributed services, related party expense expenses increased by $750, or 83%, to $1,650 for the three month period ended November 30, 2011 from $900 for the prior year three month period ended November 30, 2010. We attribute this to an increase in the number of hours of contributed service to complete yacht maintenance and to prepare the Company’s annual report.

2.  Professional fees increased by $883, or 12%, to $8,434 for the three month period ended November 30, 2011 from $7,551 for the prior year three month period ended November 30, 2010. This is attributable to an increase in audit fees incurred.

Liquidity and Capital Resources

At November 30, 2011, we had $1,717 in cash and a working capital deficit of $(64,574).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

ITEM 2. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response required

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T.  CONTROLS AND PROCEDURES

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

RT 2. OTHER INFORMATION

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

Our operations to date have consisted primarily of acquiring, refitting and relocating our sailing vessel. An ongoing commitment of substantial resources to refit and maintain our vessel with safety equipment is required to operate as a training vessel. We do not know if we will be able to complete these tasks. We have located only one paying students for training aboard our vessel. Accordingly, we do not know if and when we will generate significant revenue. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

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

The various securities laws applicable to our company, our management may elect to enter and consummate a transaction to enter a new business. In that event, our shareholders would likely receive only an information statement with certain disclosures as required by law and would likely not be in a position to approve or disapprove the transaction. Investors who are unwilling to accept the uncertainty of new management, a new business plan, likely dilution and all the numerous related uncertainties that may materialize in the event such a transaction is consummated should not purchase our shares.

Management has no present plan to alter its business plan and/or enter such a transaction.

WE DEPEND UPON OUR KEY PERSONNEL AND THEY WOULD BE DIFFICULT TO REPLACE.

We believe that our success will depend on the continued involvement of our senior management, i.e. our President, James B. Wiegand, who is involved in other business activities and with whom we have no written employment agreement. If our President proves unwilling or unable to continue to serve then operations together with administrative functions and SEC reporting could be restricted or delayed.  Further, our Captain, Michael Wiegand, who is the son of our President, has no written employment contract with the Company and, as of the date of this report, has determined that he will not be available to assist with vessel maintenance or student training for the foreseeable future. In light of the facts that it is presently off season in the Pacific Northwest and Canada, our vessel is generally well maintained, student load has been and may remain well below projections, there may be no adverse effects on revenue. As required, our President may replace or stand in as captain in connection with vessel maintenance or to conduct one or more training voyages. If we are unable to adapt, our business may suffer and investors would likely lose all money invested.

RISKS RELATED TO OUR INDUSTRY

SHAREHOLDERS  RISK THAT WE WILL BE UNABLE TO SUCCESSFULLY MARKET OUR SERVICE. WE HAVE NOT YET ESTABLISHED THAT OUR SERVICE WILL BE SAFE, EFFECTIVE OR ACCEPTED IN THE MARKET.

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales. As of the date of this report, we have trained only two students. The students responded to our classified advertisement. Our first student provided us with a handwritten letter of recommendation and we now provide prospective students with a copy of his letter and related editorial coverage that ran in a sailing magazine. We are presently evaluating options to increase our student bookings. These include land based seminars, expansion of on board dive facilities, better use of the internet to recruit students. We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A student or staff member could be injured or lost at sea in spite of precautions. In the event our company fails to increase student revenue or encounters a serious and sustained problem with its operations or staffing, shareholders would likely lose their entire investment

WE INTEND TO UTILIZE OUR VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL BUT WE HAVE NOT YET IDENTIFIED OR ATTEMPTED TO COMPLY WITH ANY APPLICABLE CERTIFICATION OR LICENSING REQUIREMENTS OF ANY JURISDICTION.

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

REGULATORY AND LOCAL ADMINISTRATIVE AUTHORITIES HAVE THE POWER TO INTRODUCE NEW REGULATIOINS THAT REQUIRE ADDITIONAL AND POTENTIALLY EXPENSIVE COMPLIANCE. SINCE WE HAVE ONLY LIMITED EXPERIEANCE WITH OUR SERVICE, WE MIGHT BE UNABLE OR UNWILLING TO COMPLY WITH SUCH NEW REGULATON.

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

ROSEWIND CORPORATION
(Registrant)

DATE: December 23, 2011	By:	/s/ James B. Wiegand
James B. Wiegand
President