Form 10-Q
period 2012-02-29
Rosewind CORP
filed 2012-04-12
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 29, 2012	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of April 5, 2012, 4,824,568 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	February 29,	August 31,
	2012	2011
Assets	(unaudited)

Current Assets:
Cash	$848	$3,993
Prepaid asset	153	234

Total current assets	1,001	4,227

Property and equipment, net	15,287	18,611

Total assets	$16,288	$22,838

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,897	$330
Accrued interest payable, related party	6,797	5,803
Loans payable to related party	55,048	52,300

Total current liabilities	65,742	58,433

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,814,568 and 4,734,658 shares issued and outstanding, respectively	400,802	388,815
Additional paid-in capital	29,701	27,301
Common stock subscription	1,500	—
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(480,957)	(451,211)
Total shareholders' equity (deficit)	(49,454)	(35,595)

Total liabilities and shareholders' equity (deficit)	$16,288	$22,838

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	February 29,		February 29,		February 29,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$1,750

Operating expenses:
Professional fees	4,047	7,050	12,481	14,601	144,999
Contributed services, related party (Note 3)	750	1,050	2,400	1,950	25,211
General and administrative	4,426	18,213	13,218	26,313	294,151

Total operating expenses	9,223	26,313	28,099	42,864	464,361

Loss from operations	(9,223)	(26,313)	(28,099)	(42,864)	(462,611)

Other Income (Expense)
Other income	—	—	—	—	274
Interest expense	(856)	(522)	(1,647)	(1,686)	(18,620)

Total other expenses	(856)	(522)	(1,647)	(1,686)	(18,346)

Net loss	$(10,079)	$(26,835)	$(29,746)	$(44,550)	$(480,957)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	4,789,235	4,098,730	4,776,137	3,832,047

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$—	$(500)	$—	$100

Common stock issued in exchange for a
Sailing vessel at $0.034 per share on
March 4, 2005	1,150,000	39,000	—	—	—	—	—	39,000

Net loss, period ended August 31, 2005	—	—	—	—	—	—	(18,677)	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	—	(500)	(18,677)	20,423

Common stock issued for services on
September 20, 2005 at $0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Common stock issued for services on
September 20, 2005 to arelated party at
$0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Various common stock issuances for cash
at $0.10 per share	500,000	50,000	—	—	—	—	—	50,000

Contributed capital	—	—	1,965	—	—	—	—	1,965

Net loss, year ended August 31, 2006	—	—	—	—	—	—	(70,441)	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	—	(500)	(89,118)	57,947

Contributed capital	—	—	925	—	—	—	—	925

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	7,271	—	—	—	—	7,271

Foreign currency exchange gain	—	—	—	417	—	—	—	417

Net loss, year ended August 31, 2007	—	—	—	—	—	—	(48,954)	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	—	(500)	(138,072)	18,806

Common stock issued for cash on
November16, 2007 at $0.25 per share	239,000	59,750	—	—	—	—	—	59,750

Contributed capital	—	—	669	—	—	—	—	669

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	2,674	—	—	—	—	2,674

Foreign currency exchange gain	—	—	—	32	—	—	—	32

Net loss, year ended August 31, 2008	—	—	—	—	—	—	(57,173)	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	—	(500)	(195,245)	25,958

Contributed capital	—	—	1,757	—	—	—	—	1,757

Office space contributed by
an office	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,510	—	—	—	—	1,510

Foreign currency exchange loss	—	—	—	(1,214)	—	—	—	(1,214)

Various Common stock issuances for cash
at $0.20 per share	80,500	16,100	—	—	—	—	—	16,100

Net loss, year ended August 31, 2009	—	—	—	—	—	—	(58,894)	(58,894)

Balance at August 31, 2009	3,469,500	$221,350	$20,471	$(765)	$—	$(500)	$(254,139)	$(13,583)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2009	3,469,500	$221,350	$20,471	$(765)	$—	$(500)	$(254,139)	$(13,583)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,380	—	—	—	—	1,380

Various common stock issuances for cash
at $0.20 per share	44,500	8,900	—	—	—	—	—	8,900

Common stock issued for cash on July 24, 2010
at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Foreign currency exchange gain	—	—	—	765	—	—	—	765

Common stock subscribed on June 2, 2010	—	—	—	—	1,000	—	—	1,000

Net loss, year ended August 31, 2010	—	—	—	—	—		(60,270)	(60,270)

Balance at August 31, 2010	3,547,334	235,250	23,051	—	1,000	(500)	(314,409)	(55,608)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	3,050	—	—	—	—	3,050

Various common stock issuances for cash
at $0.15 per share	290,003	43,500	—	—	—	—	—	43,500

Common stock subscribed on November 30, 2010	6,667	1,000	—	—	(1,000)	—	—	—

Conversion of related party note into common stock at$0.10 per share
on December 10, 2010	490,654	49,065	—	—	—	—	—	49,065

Common stock issued for services on
August 3, 2011 to a related party at
$0.15 per share	250,000	37,500	—	—	—	—	—	37,500

Common stock issued for services on
August 4, 2011 at $0.15 per share	150,000	22,500	—	—	—	—	—	22,500

Net loss year ended August 31, 2011	—	—	—	—	—	—	(136,802)	(136,802)

Balance at August 31, 2011	4,734,658	388,815	27,301	—	—	(500)	(451,211)	(35,595)

Office space contributed by
an officer (unaudited)	—	—	600	—	—	—	—	600

Services contributed by an officer (unaudited)	—	—	1,800	—	—	—	—	1,800

Common stock issuance for cash on
September 28, 2011 at $0.15 per share
(unaudited)	39,910	5,987	—	—	—	—	—	5,987

Common stock issuance for cash on
January 27, 2012 at $0.15 per share
(unaudited)	40,000	6,000	—	—	—	—	—	6,000

Common stock subscribed on February 27, 2012
(unaudited)	—	—	—	—	1,500	—	—	1,500

Net loss for six months ended February 29, 2012
(unaudited)	—	—	—	—	—	—	(29,746)	(29,746)

Balance at February 29, 2012 (unaudited)	4,814,568	$400,802	$29,701	$—	$1,500	$(500)	$(480,957)	$(49,454)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Six Months Ended		Through
	February 29,		February 29,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(29,746)	$(44,550)	$(480,957)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	3,324	3,361	50,584
Contributed capital for operating expenses	2,400	1,950	29,601
Common stock issued for services.	—	—	116,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	81	14	(153)
Increase (decrease) in accounts payable
and accrued liabilities	4,561	1,209	17,608
Net cash used in
operating activities	(19,380)	(38,016)	(267,317)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	13,487	24,999	197,737
Proceeds from related party loans	3,748	17,742	110,198
Payments on related party loans	(1,000)	—	(13,000)
Net cash provided by
financing activities	16,235	42,741	294,935

Net change in cash	(3,145)	4,725	748

Cash, beginning of period	3,993	1,545	100

Cash, end of period	$848	$6,270	$848

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$653	$—	$4,907

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the six months ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

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

Note 3:  Related Party Transactions

As of February 29, 2012, the Company has a secured promissory note to the sole officer and director for $55,048 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $6,797 as of February 29, 2012.

For the six month period ended February 29, 2012 the sole officer of the Company contributed services and rent valued at $2,400. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the six months ended February 29, 2012 the Company issued 39,910 shares of common stock for cash of $5,987.  On January 27, 2012, we issued 40,000 common shares for $6,000 cash.  The Company also received $1,500 for a subscription of common shares.  The 10,000 shares were issued subsequent to quarter end.

In February 2011, the board of directors and shareholders of the Company approved the increase in the authorized, no par common shares from 50,000,000 to 300,000,000 and approved the authorization of 5,000,000 shares of no par preferred stock.

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 5:  Subsequent Events

Subsequent to quarter end, the Company issued 10,000 shares for a common stock subscription received during the quarter.  The Company has evaluated all other subsequent events through the date that the financial statements were issued, per the requirements of ASC Topic 855, and has determined that there are no events to report.

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

We have had $1,750 in operating revenues since inception, March 1, 2005 through February 29, 2012.  We have incurred operating expenses totaling $464,361 as of February 29, 2012. Such expenses consisted primarily of general and administrative, professional fees and services along with costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(480,957) as of February 29, 2012 and our losses continue to mount.

Our net loss decreased by $14,804 or 33% to $29,746 from $44,550 for the six month period ended February 29, 2012 compared with the prior year six month period ended February 28, 2011. This was primarily attributed to boat repair and maintenance expense and management expense decreasing by $16,266, or 75%, to $5,515 for the six month period ended February 29, 2012 from $21,741 for the prior year six month period ended February 28, 2011. We attribute this to the yacht being docked and not in use for the entire second quarter.

Liquidity and Capital Resources

At February 29, 2012, we had $848 in cash and a working capital deficit of $(64,741).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

From the date of incorporation to February 29, 2012, our accumulated losses are $ 480,957. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

ROSEWIND CORPORATION
                                                                                                              (Registrant)

DATE:    April 12, 2012                                                                           BY:  /s/ James B. Wiegand
           James B. Wiegand
           President