Form 10-Q
period 2012-05-31
Rosewind CORP
filed 2012-06-26
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2012	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of June 15, 2012, 4,856,068 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	May 31,	August 31,
	2012	2011
Assets	(unaudited)

Current Assets:
Cash	$48	$3,993
Prepaid asset	154	234

Total current assets	202	4,227

Property and equipment, net	13,824	18,611

Total assets	$14,026	$22,838

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,126	$330
Tuition deposit	1,750	—
Accrued interest payable, related party	7,652	5,803
Loans payable to related party	55,428	52,300

Total current liabilities	68,956	58,433

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,856,068 and 4,734,658 shares issued and outstanding, respectively	407,027	388,815
Additional paid-in capital	31,441	27,301
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(492,898)	(451,211)
Total shareholders' equity (deficit)	(54,930)	(35,595)

Total liabilities and shareholders' equity (deficit)	$14,026	$22,838

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$1,750

Operating expenses:
Professional fees	3,516	4,886	15,997	19,487	148,515
Contributed services, related party (Note 4)	1,740	900	4,140	2,850	26,951
General and administrative	5,829	14,235	19,048	40,548	299,981

Total operating expenses	11,085	20,021	39,185	62,885	475,447

Loss from operations	(11,085)	(20,021)	(39,185)	(62,885)	(473,697)

Other income (expense)
Other income	—	—	—	—	274
Interest expense	(855)	(694)	(2,502)	(2,380)	(19,475)

Total other expenses	(855)	(694)	(2,502)	(2,380)	(19,201)

Net loss	$(11,940)	$(20,715)	$(41,687)	$(65,265)	$(492,898)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Basic and diluted weighted average
common shares outstanding	4,837,367	4,215,546	4,796,393	3,961,905

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

Deficit
			Accumulated			Accumulated
		Additional	Other	Common		During
Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$—	$(500)	$—	$100

Common stock issued in exchange for a
Sailing vessel at $0.034 per share on
March 4, 2005	1,150,000	39,000	—	—	—	—	—	39,000

Net loss, period ended August 31, 2005	—	—	—	—	—	—	(18,677)	(18,677)

Balance at August 31, 2005	1,250,000	39,500	100	—	—	(500)	(18,677)	20,423

Common stock issued for services on
September 20, 2005 at $0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Common stock issued for services on
September 20, 2005 to arelated party at
$0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Various common stock issuances for cash
at $0.10 per share	500,000	50,000	—	—	—	—	—	50,000

Contributed capital	—	—	1,965	—	—	—	—	1,965

Net loss, year ended August 31, 2006	—	—	—	—	—	—	(70,441)	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	—	(500)	(89,118)	57,947

Contributed capital	—	—	925	—	—	—	—	925

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	7,271	—	—	—	—	7,271

Foreign currency exchange gain	—	—	—	417	—	—	—	417

Net loss, year ended August 31, 2007	—	—	—	—	—	—	(48,954)	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	—	(500)	(138,072)	18,806

Common stock issued for cash on
November 16, 2007 at $0.25 per share	239,000	59,750	—	—	—	—	—	59,750

Contributed capital	—	—	669	—	—	—	—	669

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	2,674	—	—	—	—	2,674

Foreign currency exchange gain	—	—	—	32	—	—	—	32

Net loss, year ended August 31, 2008	—	—	—	—	—	—	(57,173)	(57,173)

Balance at August 31, 2008	3,389,000	205,250	16,004	449	—	(500)	(195,245)	25,958

Contributed capital	—	—	1,757	—	—	—	—	1,757

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,510	—	—	—	—	1,510

Foreign currency exchange loss	—	—	—	(1,214)	—	—	—	(1,214)

Various Common stock issuances for cash
at $0.20 per share	80,500	16,100	—	—	—	—	—	16,100

Net loss, year ended August 31, 2009	—	—	—	—	—	—	(58,894)	(58,894)

Balance at August 31, 2009	3,469,500	$221,350	$20,471	$(765)	$—	$(500)	$(254,139)	$(13,583)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

Deficit
			Accumulated			Accumulated
		Additional	Other	Common		During
Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2009	3,469,500	$221,350	$20,471	$(765)	$—	$(500)	$(254,139)	$(13,583)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,380	—	—	—	—	1,380

Various common stock issuances for cash
at $0.20 per share	44,500	8,900	—	—	—	—	—	8,900

Common stock issued for cash on July 24, 2010
at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Foreign currency exchange gain	—	—	—	765	—	—	—	765

Common stock subscribed on June 2, 2010	—	—	—	—	1,000	—	—	1,000

Net loss, year ended August 31, 2010	—	—	—	—	—		(60,270)	(60,270)

Balance at August 31, 2010	3,547,334	235,250	23,051	—	1,000	(500)	(314,409)	(55,608)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	3,050	—	—	—	—	3,050

Various common stock issuances for cash
at $0.15 per share	290,003	43,500	—	—	—	—	—	43,500

Common stock subscribed on November 30,
2010	6,667	1,000	—	—	(1,000)	—	—	—

Conversion of related party note into common
stock at $0.10 per share on December
10, 2011	490,654	49,065	—	—	—	—	—	49,065

Common stock issued for services on
August 3, 2011 to a related party at
$0.15 per share	250,000	37,500	—	—	—	—	—	37,500

Common stock issued for services on
August 4, 2011 at $0.15 per share	150,000	22,500	—	—	—	—	—	22,500

Net loss year ended August 31, 2011	—	—	—	—	—	—	(136,802)	(136,802)

Balance at August 31, 2011	4,734,658	388,815	27,301	—	—	(500)	(451,211)	(35,595)

Office space contributed by
an officer (unaudited)	—	—	900	—	—	—	—	900

Services contributed by an officer (unaudited)	—	—	3,240	—	—	—	—	3,240

Common stock issuance for cash on
September 28, 2011 at $0.15 per share
(unaudited)	39,910	5,987	—	—	—	—	—	5,987

Common stock issuance for cash on
January 27, 2012 at $0.15 per share
(unaudited)	40,000	6,000	—	—	—	—	—	6,000

Common stock subscribed on February 27, 2012
(unaudited)	—	—	—	—	1,500	—	—	1,500

Common stock issuance for cash on
March 5, 2012 at $0.15 per share
(unaudited)	10,000	1,500	—	—	(1,500)	—	—	—

Common stock issuance for cash on
April 17, 2012 at $0.15 per share
(unaudited)	20,000	3,000	—	—	—	—	—	3,000

Common stock issuance for cash on
May 7, 2012 at $0.15 per share
(unaudited)	11,500	1,725	—	—	—	—	—	1,725

Net loss quarter ended May 31, 2012
(unaudited)	—	—	—	—	—	—	(41,687)	(41,687)

Balance at May 31, 2012 (unaudited)	4,856,068	$407,027	$31,441	$—	$—	$(500)	$(492,898)	$(54,930)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Nine Months Ended		Through
	May 31,		May 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(41,687)	$(65,265)	$(492,898)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	4,787	5,100	52,047
Contributed capital for operating expenses	4,140	2,850	31,341
Common stock issued for services	—	—	116,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	80	(72)	(154)
(Increase) decrease in other receivables	—	(960)	—
Increase (decrease) in accounts payable
and accrued liabilities	7,395	2,827	20,442
Net cash used in
operating activities	(25,285)	(55,520)	(273,222)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	18,212	31,000	202,462
Proceeds from related party loans	4,128	31,986	110,578
Payments on related party loans	(1,000)	(2,000)	(13,000)
Net cash provided by
financing activities	21,340	60,986	300,040

Net change in cash	(3,945)	5,466	(52)

Cash, beginning of period	3,993	1,545	100

Cash, end of period	$48	$7,011	$48

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$653	$—	$4,907

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$116,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the nine months ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

Note 2:  Revenue Recognition

Revenue will be recognized upon delivery of sailing instruction and when collection is reasonably assured.  During the period ended May 31, 2012, the Company received a $1,750 tuition deposit for forthcoming sailing lessons.  The deposit has been recorded as unearned revenue until the sailing instruction is complete.

Note 3:  Going Concern

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

Note 4:  Related Party Transactions

As of May 31, 2012, the Company has a secured promissory note to the sole officer and director for $55,428 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $7,652 as of May 31, 2012.

For the nine month period ended May 31, 2012 the sole officer of the Company contributed services and rent valued at $4,140. This amount has been booked to additional paid in capital.

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 5:  Equity Stock Transactions

During the nine months ended May 31, 2012 the Company issued 121,410 shares of common stock for cash of $18,212.

In February 2011, the board of directors and shareholders of the Company approved the increase in the authorized, no par common shares from 50,000,000 to 300,000,000 and approved the authorization of 5,000,000 shares of no par preferred stock.

Note 6:  Subsequent Events

The Company has evaluated all subsequent events through the date that the financial statements were issued, per the requirements of ASC Topic 855, and has determined that there are no events to report.

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

We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of the date of this report we have collected full tuition from only one student.  During the quarter ended May 31, 2012, we have received a $1,750 tuition deposit for a forthcoming sailing lesson.  We have no permanent base for our sailing vessel. Communication with our vessel is by HAM radio and satellite phone while at sea and by land telephone, cell phone, fax or internet, as available, while in port. We conduct company administration, logistics and marketing from our US offices.

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

We have had $1,750 in operating revenues since inception, March 1, 2005 through May 31, 2012.  We have incurred operating expenses totaling $475,447 as of May 31, 2012. Such expenses consisted primarily of general and administrative, professional fees and services along with costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(492,898) as of May 31, 2012 and our losses continue to mount.

Our net loss decreased by $23,578 or 36% to $41,687 from $65,265 for the nine month period ended May 31, 2012 compared with the prior year nine month period ended May 31, 2011. This was primarily attributed to boat repair and maintenance expense and management expense decreasing by $26,255, or 77%, to $7,731 for the nine month period ended May 31, 2012 from $33,986 for the prior year nine month period ended May 31, 2011. We attribute this to the yacht being docked and not in use for the third quarter.

Liquidity and Capital Resources

At May 31, 2012, we had $48 in cash and a working capital deficit of $(68,754).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

Our present cash is not sufficient to sustain our business.  Should additional student revenues or private placement revenues not materialize as planned, our business will need to find other sources of cash to sustain operations. In the event that we are unable to find sufficient cash to sustain operations we would be forced to close our business and any investment in our shares would be a total loss.

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

From the date of incorporation to May 31, 2012, our accumulated losses are $ 492,898. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

ROSEWIND CORPORATION
                                                                                                              (Registrant)

DATE:    June 26, 2012                                                                           BY:  /s/ James B. Wiegand
           James B. Wiegand
           President