Form 10-K
period 2012-08-31
Rosewind CORP
filed 2012-11-29
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended August 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

The aggregate market value of the voting stock held by non-affiliates  (3,115,409  shares of  no par value Common Stock) was  $2,180,786 as of November 20, 2012. The stock price for computation purposes was $ 0.70 per share, based on the fact that the final trade for the Registrant’s Common Shares on the OTCBB on November 16, 2012 was at $ 0.70 per share. The value is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date, November 20, 2012 was: 4,856,068 shares.

ROSEWIND CORPORATION
 (A Development Stage Company)

FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2012

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

Company History

We were originally organized under the laws of the State of Colorado on August 9, 2002.

In March 2005, we adopted our business plan, which is the development of an offshore sailing school with initial operations in the vicinity of the Great Barrier Reef of Australia. Rosewind Corporation’s mission is to train novice sailors to voyage offshore with safety and confidence. During 2005 and 2006, we purchased a sailing vessel located in Florida from our President, James Wiegand, in exchange for shares of our common stock. Michael Wiegand, who is our President’s son, refitted the vessel and sailed single-handed to Australia to open the school where conditions are near-optimum. He was compensated with shares of our common stock for the value of his work as our captain. As of the date of this report, our vessel has returned to the United States and is located in San Francisco Bay at San Leandro Marina. We are advertising for students and plan to generate revenue from training voyages that originate in California.

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

We have placed classified advertising in sailing magazines, mailed our brochure and conducted telephone sales to book students from our office in Colorado. We have been attempting to generate revenue from students since February 2008, but as of August 31, 2012 and the date of this report we have trained one student on a  two week voyage during early June of 2008, a second student on a one week voyage during April of 2009 and a third student has received sailing instruction on Puget Sound during 2012.

Securing and maintaining any licenses that may be deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. In the event we are unable or unwilling to comply, we could be forced to abandon efforts to secure licenses. Our vessel is foreign built and as such commercial activity within U.S. waters is governed by regulations of the US Department of Transportation. On August 17, 2012 we were notified by them that our application for a waiver of certain regulations that would normally be applicable to our vessel has been approved. This decision allows our vessel to engage in limited commercial activity in US waters, but only within those U.S. waters associated with Washington, California, Hawaii, Texas and Florida. In accordance with this waiver, our current certificate of documentation, dated October 4, 2012 contains a limited “coastwise endorsement.” This and numerous additional factors may delay or prevent us from generating revenue from our vessel and planned operations and our cash reserves could be depleted. An unfavorable outcome in connection with these and other risks is possible, however we are not presently able to predict the outcome.

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

The tuition is US $1,750 per person, all inclusive. Students must provide their own air fare to and from the boat and must further provide their own clothing and personal safety equipment.

Marketing of our Service

Our President will book students and deposit prepaid tuition or deposits into the company’s bank account. He will utilize classified advertisements in sailing magazines to generate phone calls from potential students. We then mail a two page brochure, “crew data sheet” and a custom letter to prospective students. We have posted our brochure on our website  www.rosewindsailanddive.com  We  have recently activated a second website www.rosewindcorporation.com.

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

Intellectual Property

We have no intellectual property.

Governmental Regulation

While at sea we are not subject to governmental regulation beyond the documentation of our vessel and registration of its radio. In the event that any portion of our shore based activities, consisting primarily of logistics, student rendevous and vessel maintenance were found to be in violation of the regulations of a country whose waters of port facilities we utilize, we may be forced to relocate, undergo delays and/or incur significant expenses in connection with licensing requirements or fines. We could be forced to suspend operations or face the impoundment of our vessel. As of August 31, 2012 and the date of this report our vessel is authorized to conduct sailing school activites in U.S. waters only within the waters associated with the states of Washington, California, Hawaii, Texas and Florida. We cannot assure you that in the future we will apply for, or successfully obtain, additional regulatory approvals.

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

OUR FACILITIES

We conduct company administration, logistics and marketing from our US offices. We have no permanent base for our sailing vessel which is presently located in San Francisco Bay. Communication with our vessel is by High Frequency HAM radio or satellite phone while at sea and by land telephone, cell phone, fax or internet, as available, while in port.

The following data includes our vessel’s size, age and other data extracted from the “Report of Survey.”

Vessel Name	Six String

Hailing Port	Loveland, Colorado
Make/Model	Jason 35 Cutter
Type	Aft cockpit, cutter rigged sailing vessel
Navigation Limits	Suitable for recreational costal and offshore service
Current Fair market Value	$43,000 to $47,000
Replacement Value as Equipped	$320,000
Model Year	Hull constructed 1982 with launch date in 1986
Builder	Custom Yacht Builders, Ontario, Canada
HIN Number	Canadian Issued: 0781B3401
Official Number	Federal Documentation 1092461
Aux. Propulsion	Yanmar Deisel-new in 2005
Hull/Deck Color	White (hull topsides repainted orange in 2012)
LOA	34 feet 6 inches
LWL	27 feet 4 inches
Beam	11 feet 2 inches
Draft	5 feet
Displacement	16,800 pounds dry weight
Sail Area	634 square feet, Cutter rigged

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

EMPLOYEES

As of August 31, 2012 and the date of this report we have one employee.

RISKS RELATED TO OUR BUSINESS

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

We estimate that our present cash is not sufficient to sustain our business. Should student revenues not materialize as planned our business will need to find sources of cash to sustain operations. In the event that we are unable to find sufficient cash to sustain operations we would be forced to close our business and any investment in our shares would be a total loss.

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

Our operations to date have consisted primarily of acquiring, refitting and relocating our sailing vessel. An ongoing commitment of substantial resources to refit and maintain our vessel with safety equipment is required to operate as a training vessel . We do not know if we will be able to complete these tasks. We have located only two paying students for  training aboard our vessel. Accordingly, we do not know if and when we will generate significant revenue. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

SINCE WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT EXPENSES AND LOSSES TO INCREASE IN THE NEAR TERM, WE DO NOT KNOW IF WE WILL EVER BECOME PROFITABLE OR THAT OUR INVESTORS WILL EVER RECOUP OR PROFIT FROM THEIR INVESTMENT IN OUR SHARES.

From the date of incorporation to August 31, 2012, our accumulated losses are $510,886. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

In the past, the company has issued shares for cash, assets and services at prices which were solely determined by James B. Wiegand. At that time, James B. Wiegand made a determination of both the value of services and assets exchanged for our shares, and, as well, the price per share used as compensation. Transactions of this nature were made at less than arm’s length and without input from a non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company represented by shares of an individual investor. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as they may occur in the future and, further, may not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such dilution should not purchase our shares.

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

WE DEPEND UPON OUR KEY PERSONNEL AND THEY WOULD BE DIFFICULT TO REPLACE.

We believe that our success will depend on the continued involvement of our senior management, i.e. our President, James B. Wiegand, who is 66 years old, and who also is responsible for boat maintenance, training operations and serves as our captain. Mr. Wiegand is involved in other business activities and we have no written employment agreement with him. If our President proves unwilling or unable to continue to serve then operations together with administrative functions and SEC reporting could be restricted or delayed.  In light of the facts that our vessel is generally well maintained and student load has been below projections, Mr. Wiegand has  been able to stay current with all needs of the Company under its present business plan. As required, our President, who has over 50 years of sailing experience, but holds no license, plans to conduct our training voyages. If we are unable to operate with one employee  our business may suffer and investors would likely lose all money invested.

RISKS RELATED TO OUR INDUSTRY

SHAREHOLDERS RISK THAT WE WILL BE UNABLE TO SUCCESSFULLY MARKET OUR SERVICE. WE HAVE NOT YET ESTABLISHED THAT OUR SERVICE WILL BE SAFE, EFFECTIVE OR ACCEPTED IN THE MARKET.

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales. As of the date of this report, we have trained only three students. The students responded to our classified advertisement. Our first student provided us with a handwritten letter of recommendation and we now provide prospective students with a copy of his letter and related editorial coverage that ran in a sailing magazine. We are presently evaluating options to increase our student bookings. These include land based seminars, cooperative programs with sailing schools that offer only basic training, expansion of on board dive facilities, better use of the internet to recruit students. We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A student or staff member could be injured or lost at sea in spite of precautions. In the event our company fails to increase student revenue or encounters a serious and sustained problem with its operations or staffing, shareholders would likely lose their entire investment

WE INTEND TO UTILIZE OUR VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL. WE BELIEVE WE HAVE COMPLIED WITH THE APPLICABLE REQUIREMENTS OF THE U.S. DEPARTMENT OF TRANSPORTATION AND U.S. COAST GUARD. HOWEVER,  WE HAVE NOT IDENTIFIED OR ATTEMPTED TO COMPLY WITH ANY APPLICABLE CERTIFICATION OR LICENSING REQUIREMENTS OF ANY OTHER JURISDICTIONS.

Securing and maintaining licenses deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. Should this or any related requirement significantly delay or prevent us from generating revenue from our vessel and planned operations, then our cash reserves could be depleted. An unfavorable outcome in connection with this risk is possible; however we will not be in a position to predict the outcome. In the event we are unable to comply, we could be forced to abandon efforts to secure licenses and certifications. A significantly unfavorable and continuing outcome in connection with these risks will likely cause an investor to lose his entire investment.

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

We have expended significant financial resources to develop our curriculum and prepare our vessel. Thus far our efforts have proved unsuccessful in the marketplace. Our future success depends on our ability to timely identify new market trends and develop, introduce and support new and enhanced services on a successful and timely basis. We might not be successful in developing or introducing our services.

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

OUR YACHT AND ALL COMPANY OPERATIONS ARE PRESENTLY UNDER-INSURED AND MAY CONTINUE TO BE UNDER-INSURED AND THUS WE ARE, AND MAY REMAIN, EXPOSED TO UNLIMITED POTENTIAL LIABILITY RISKS FROM CLIENTS, STAFF OR OTHERS.

Our planned sailing school operations create a risk of liability for injury or loss of life of participants. We manage our liability risks by following the proper protocols of good seamanship. We presently operate with only limited liability, asset loss or damage insurance. As of the date of this report, we have made application to upgrade our insurance. Upgraded insurance coverage is expensive and difficult to obtain. In the future, insurance coverage may  not be available to us on acceptable terms, if at all. Further, without upgraded insurance our marketing efforts may not succeed and we may be barred from operating from otherwise available ports. To date we have been unable to obtain sufficient insurance coverage on reasonable terms or to otherwise protect against potential liability claims. As a result, we might not be able to commercialize our sailing school. If we face a future liability claim or loss of our under-insured yacht, we will suffer a material adverse effect on our financial condition and our investors would lose their entire investment.

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

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of August 31, 2012 our Common Stock was quoted on the OTCBB operated by FINRA and by several market makers on the OTCQB, operated by OTC Markets. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time. Our trading symbol is RSWN.

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

On August 20, 2009, we issued Susan Widmann 2,500 shares of our common stock in consideration for $500.

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

On September 26, 2011, we issued Craig A. Olson 39,910 shares of our common stock in consideration for $5,986.50.

On November 30, 2011 we issued Mojdeh Javadi 6,667 shares of our common stock in consideration of $1,000.

On December 10, 2011 we issued  James B. Wiegand 490,654 shares of our common stock in consideration of cancelation of notes totaling $49,065.

On December 15, 2011, we issued Shirley Hale 40,000 shares of our common stock in consideration for $6,000.

During the one year period ended August 31, 2011, we  issued  a total of 290,003 shares of our common stock to 17 non-affiliated individuals who participated in our private placement in consideration of $ 43,500.

On April 17, 2 012, we issued Craig K. Olson 20,000 shares of our common stock in consideration for $3,000.

On May 6, 2012, we issued Ruth Harrison Revocable Trust 11,500 shares of our common stock in consideration for $1,725.

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

ITEM 6. SELECTED FINANCIAL DATA- NOT APPLICABLE

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Rosewind Corporation (the “Company”), which are included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, and results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. You can find many of these statements by looking for words including, for example, “believes”, “expects”, “anticipates”, “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Our third student training voyage was conducted  by James Wiegand in Puget Sound during July of 2012. The student was a non-related third party. We generated $1,750 in net revenue from student tuition.

Subject to local weather conditions we plan to generate revenue as soon as more students can be located and booked. From March 1, 2005 (inception), through August 31, 2012 and the date of this Form 10-K, we had $3,500 of operating revenues. Going forward, we intend to generate revenue from student tuition.

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

Recently, we applied for and received waiver of certain provisions applicable to foreign built vessels, such as ours, that  wish to operate commercially  in US waters. Accordingly, we relocated our vessel to San Francisco, California, which is a popular training location for sailors. From February of 2013 through September 2013, San Francisco will host the Americas Cup sailing event. We believe our future marketing efforts may benefit by giving us access to a large community of motivated sailors who may wish to enroll for training on an open ocean voyage.  This corresponds with our company mission to upgrade the skill and sailing experiences of our students.. For example, novice sailors who have in the past been confined to the San Francisco  Bay, or similar protected waters elsewhere,  may wish to enroll and gain experiance outside the Golden Gate. There they will experiance open ocean conditions including high seas, high winds, fog, large vessel traffic and  conditions far different from those encountered in the Bay. Additionally, the San Francisco Bay is a frequent starting point, or re-provisioning port for blue water voyages bound for Hawaii or points south, including the Channel Islands, San Diego, Mexico, Central America and Polynesia. The San Leandro Marina, where our vessel presently lies, is just minutes from the Oakland airport. We believe that lower travel costs and time requirements for US based  students traveling to our vessel may contribute to an increase rate of future bookings.

To date our student enrolment remains significantly below our original projections and has never, in the past,  significantly benefited from any of our past  relocations.

We may complete significantly less than the six one week training voyages each quarter if we are not be able to book 100% of available voyage dates. Further, there may be cancellations or other events which keep our vessel in port. Much factors such as weather, mechanical and electrical breakdowns and  the state of the economy are beyond our control. Therefore, we are unable to predict the annual cash flow and profitability of the sailing school.

We have found our vessel to be sound and seaworthy during the 2005-2006 voyage from Florida to Ecuador. After minor modifications to the deck plan Michael Wiegand single-handed our vessel from Ecuador to Australia and has thus demonstrated that our vessel can be sailed with no assistance from student crew. While Michael Wiegand is now longer serving as our captain, our President, James Wiegand, recently sailed our vessel solo from Neah Bay Washington to California. We believe our sound and sea worthy vessel and the proven experience of our personnel is key to our business plan in that any students we are training will not need to contribute to the operation of the vessel should they become incapacitated during a voyage.

Our target student will likely be a novice sailing enthusiast looking to crew for the adventure and travel experience or who is shopping for, or has just purchased a cruising sailboat. The training conducted by our sailing school will help the student select and equip a sailing vessel and prepare for crossing an ocean safely and confidently. We will admit less experienced sailors than those who can qualify themselves as experienced crew. In return for the higher cost, our week of training at sea delivered to our students at sea will be more personalized and structured than the typical “share expenses” crew opportunity.  Potential crew and novice yacht owners use classified advertisements as one method to locate a sailboat with plans for a specific voyage where they may gain experience. Generally, this is arranged by paying a portion of the expenses of the voyage. We may reject the applications of prospective students who are not, in our opinion, physically and mentally prepared for the challenge of ocean voyaging.

We have initiated marketing efforts with advertisements designed to attract students to our sailing school  As of the date of this report, we have seen only very limited results from our advertising and have recently changed where we advertise.  We anticipate that by continuing to advertise we can locate and book students and thereafter begin generating significantly more revenue from training voyages.

Marketing expenses are budgeted at $250 per month, maximum. We believe we can reach an enthusiastic and qualified group of prospective students through classified advertising in sailing magazines that cater to people who dream of someday crossing oceans in their own cruising boat. We believe this is a cost effective way to reach adventurous boaters who have serious sailing ambitions.

We believe that we will be most successful by advertising consistently each month. This was done during the periods preceding our training voyages. Our advertisements contain our office phone number and the address of our websites. Callers either reach James Wiegand or a recorded message with an opportunity to leave a name and phone number for a return call.

As of the date of this report, our advertising program has produced only disappointing results. We have received very few calls from prospective students, however, the three students we  have trained to date located us through our classified advertisement. We plan to continue monthly advertising and have, on occasion, added a photo of our vessel to run with the copy. We have also solicited editorial coverage for our sailing school. One editorial has been written and published in the November 2008 edition of “Cruising World” magazine. Improved response to our advertising was noted. Significant improvement in our revenues has not materialized to date.

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

Our current maintenance strategy is to perform a major haul out on an as needed basis. Following the return voyage to the U.S. via Japan,  our  vessel was  hauled out in Port Townsend, Washington. There we undertook extensive  preventative maintenance and  repairs.  Based upon past experience with our vessel, we anticipate further periodic maintenance and upgrade expenses will be required to keep our vessel in top shape for future training voyages.  Vessel maintenance costs will likely increase as level of use and age increases. This could have a material adverse effect on our cash flow.

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

Financial Condition and Results of Operation

We are a development stage company. We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of August 31, 2012 and the date of this report we have completed the training of only two regular paying students.

During June of 2008 we completed a two week training voyage with a student on a “share expense” basis. This voyage was for Nelson, New Zealand to Noumea, New Caledonia. No net revenue was generated. We confirmed the viability of our curriculum and we received a positively worded testimonial letter from the non-related third party student.

We conducted our second student training voyage in April 2009 and a third during July of 2012. Net revenue of $3,500 was earned for the voyages. All students have been  non-related third parties.

We have had operating revenues of $3,500 since inception, March 1, 2005 through August 31, 2012 and the date of this report.  We have incurred operating expenses totaling $494,368 as of August 31, 2012. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $ 510,886 as of August 31, 2012. As of the date of this report our losses continue to mount.

Our net loss decreased by $77,127 or 56% to $59,675 from $136,802 for the year ended August 31, 2012 compared with the prior year ended August 31, 2011. This was primarily attributed the net effect of the following four factors:

1.
General and administrative expenses decreased by $53,997, or 64%, to $30,685 for the year ended August 31, 2012 from $84,682 for the prior year ended August 31, 2011. This is attributable to two factors: decrease in costs incurred to maintain and upgrade our training vessel; decrease in management and travel expense.

2.
Professional fees decreased by $24,606 or 55% to $20,081 for the year ended August 31, 2012 from $44,687 for the prior year ended August 31, 2011. This is attributable to the issuance of common stock for consulting services valued at $22,500 in 2011.

3.
Revenue was $1,750 for the year ended August 31, 2012 up from $-0- for the year ended August 31, 2011.  There was revenue from one student from sailing school operations during the last year.  We believe student revenue has been negatively impacted by the impaired US economy.

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

At August 31, 2012, we had $109 in cash and a working capital deficit of $82,179.  As of the date of this report our liquidity and capital resources continue to decline.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 20 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Rosewind Corporation (a development stage company)
Loveland, Colorado

We have audited the accompanying balance sheets of Rosewind Corporation (a development stage company) as of August 31, 2012 and 2011, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and from inception on March 1, 2005 through August 31, 2012. These financial are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewind Corporation (a development stage company) as of August 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, and from inception on March 1, 2005 through August 31, 2012 in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
November 29, 2012

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	August 31,	August 31,
	2012	2011
Assets

Current Assets:
Cash	$109	$3,993
Prepaid asset	77	234

Total current assets	186	4,227

Property and equipment, net	12,461	18,611

Total assets	$12,647	$22,838

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,843	$330
Accrued interest payable, related party	8,469	5,803
Loans payable to related party	68,053	52,300

Total current liabilities	82,365	58,433

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,856,068 and 4,734,658 shares issued and outstanding, respectively	407,027	388,815
Additional paid-in capital	34,641	27,301
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(510,886)	(451,211)
Total shareholders' equity (deficit)	(69,718)	(35,595)

Total liabilities and shareholders' equity (deficit)	$12,647	$22,838

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2012	2011	2012

Revenue	$1,750	$—	$3,500

Operating expenses:
Professional fees	20,081	44,687	152,599
Contributed services, related party (Note 2)	7,340	4,250	30,151
General and administrative	30,685	84,682	311,618

Total operating expenses	58,106	133,619	494,368

Loss from operations	(56,356)	(133,619)	(490,868)

Other Income (Expense)
Other income	—	—	274
Interest expense	(3,319)	(3,183)	(20,292)

Total other expenses	(3,319)	(3,183)	(20,018)

Net loss	$(59,675)	$(136,802)	$(510,886)

Basic and diluted loss per share	$(0.01)	$(0.03)

Basic and diluted weighted average
common shares outstanding	4,811,502	4,079,469

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at March 1, 2005 (inception)	100,000	$500	$100	$—	$—	$(500)	$—	$100

Common stock issued in exchange
for a Sailing vessel at $0.034 per
share on March 4, 2005	1,150,000	39,000	—	—	—	—	—	39,000

Net loss, period ended August 31,	—	—	—	—	—	—	(18,677)	(18,677)

2005 Balance at August 31, 2005	1,250,000	39,500	100	—	—	(500)	(18,677)	20,423

Common stock issued for services on
September 20, 2005 at $0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Common stock issued for services on
September 20, 2005 to arelated party
at $0.04 per share	700,000	28,000	—	—	—	—	—	28,000

Various common stock issuances for
cash at $0.10 per share	500,000	50,000	—	—	—	—	—	50,000

Contributed capital	—	—	1,965	—	—	—	—	1,965

Net loss, year ended August 31, 2006	—	—	—	—	—	—	(70,441)	(70,441)

Balance at August 31, 2006	3,150,000	145,500	2,065	—	—	(500)	(89,118)	57,947

Contributed capital	—	—	925	—	—	—	—	925

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	7,271	—	—	—	—	7,271

Foreign currency exchange gain	—	—	—	417	—	—	—	417

Net loss, year ended August 31, 2007	—	—	—	—	—	—	(48,954)	(48,954)

Balance at August 31, 2007	3,150,000	145,500	11,461	417	—	(500)	(138,072)	18,806

Common stock issued for cash on
November 16, 2007 at $0.25 per share	239,000	59,750	—	—	—	—	—	59,750

Contributed capital	—	—	669	—	—	—	—	669

Office space contributed by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	2,674	—	—	—	—	2,674

Foreign currency exchange gain	—	—	—	32	—	—	—	32

Net loss, year ended August 31, 2008	—	—	—	—	—	—	(57,173)	(57,173)

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

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2011	4,734,658	388,815	27,301	—	—	(500)	(451,211)	(35,595)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	6,140	—	—	—	—	6,140

Common stock issuance for cash on
September 28, 2012 at $0.15 per share	39,910	5,987	—	—	—	—	—	5,987

Common stock issuance for cash on
January 27, 2012 at $0.15 per share	40,000	6,000	—	—	—	—	—	6,000

Common stock subscribed on
February 27, 2012	—	—	—	—	1,500	—	—	1,500

Common stock issuance for cash on
March 5, 2012 at $0.15 per share	10,000	1,500	—	—	(1,500)	—	—	—

Common stock issuance for cash on
April 17, 2012 at $0.15 per share	20,000	3,000	—	—	—	—	—	3,000

Common stock issuance for cash on
May 7, 2012 at $0.15 per share	11,500	1,725	—	—	—	—	—	1,725

Net Loss year ended August 31, 2012	—	—	—	—	—	—	(59,675)	(59,675)

Balance at August 31, 2012	4,856,068	$407,027	$34,641	$—	$—	$(500)	$(510,886)	$(69,718)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(59,675)	$(136,802)	$(510,886)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	6,150	6,763	53,410
Contributed capital to fund expenses	7,340	4,250	34,541
Common stock issued for services	—	60,000	116,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	157	(62)	(77)
Increase (decrease) in accounts payable
and accrued liabilities	8,179	1,033	21,226
Net cash used in
operating activities	(37,849)	(64,818)	(285,786)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	18,212	43,500	202,462
Proceeds from related party loans	16,753	35,766	123,203
Payments on related party loans	(1,000)	(12,000)	(13,000)
Net cash provided by
financing activities	33,965	67,266	312,665

Net change in cash	(3,884)	2,448	9

Cash, beginning of period	3,993	1,545	100

Cash, end of period	$109	$3,993	$109

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$653	$2,003	$4,907

NON CASH FINANCING ACTIVITIES:
Common stock issued for services	$—	$60,000	$56,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2012 and 2011

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
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of August 31:

	2012	2011
Deferred tax assets:
NOL Carryover	$122,700	$107,800
Related Party Accruals	2,500	1,700

Valuation allowance	(125,200)	(109,500)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the years ended August 31, 2012 and 2011 due to the following:

	2012	2011
Book Loss	$(17,902)	$(41,041)
Contributed Services	2,202	1,275
Stock Issued for Services	-	18,000

Valuation allowance	15,700	21,766
	$-	$-

At August 31, 2012, the Company had net operating loss carryforwards of approximately $409,000, which expires in 2033, that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the August 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2012 and 2011

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

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2012 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

f.  Development Stage

The Company is in the development stage in accordance with ASC Topic 915 “Development Stage Entities”.  As of August 31, 2012 the Company has devoted substantially all of its efforts to financial planning and acquiring and reconditioning a sailing vessel.

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

Fixed assets and related depreciation for the years ended August 31 are as follows:

	2012	2011
Sailing vessel	$65,870	$65,870
Accumulated depreciation	(53,409)	(47,259)
Total fixed assets	$12,461	$18,611

Depreciation expense was $6,150 and $6,763 for the years ended August 31, 2012 and 2011, respectively.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Revenue Recognition

Revenue will be recognized when the services are provided and collection is reasonably assured.

i. Foreign Currency Translation

Expenses incurred and paid in foreign currency have been translated to U.S. currency for reporting purposes.

j. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $1,381and $916 of advertising expense during the years ended August 31, 2012 and 2011, respectively.

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

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2012 and 2011

NOTE 2 -  RELATED PARTY TRANSACTIONS

As of August 31, 2012, the Company has a secured promissory note to the sole officer and director for $68,053 for working capital.  The loan carries a 6% interest rate and is due on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $8,469 and $5,803 as of August 31, 2012 and 2011, respectively.

During the year ended August 31, 2011, the Company converted the 6% interest unsecured promissory note to the sole officer and director into common stock at $0.10 per share.  The note was converted into 490,654 shares of common stock.

For the years ended August 31, 2012 and 2011 the sole officer of the Company contributed services and rent valued at $7,340 and $4,250, respectively. This amount has been booked to additional paid in capital.

NOTE 3 - COMMON STOCK TRANSACTIONS

During the year ended August 31, 2012, the Company issued 121,410 shares of common stock for cash of $18,212.

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
August 31, 2012 and 2011

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

NOTE 5 -SUBSEQUENT EVENT

On November 9, 2012, the Company received a stock subscription for 33,334 shares at $0.15 per share.

The Company has evaluated all other subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclosure herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as August 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of August 31, 2012.

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

ITEM 9B. OTHER INFORMATION.

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

NAME	POSITION	AGE

James B. Wiegand	President, Chief Financial Officer, Secretary and Director	6666

BUSINESS EXPERIENCE

James B. Wiegand is a promoter of the company.

BUSINESS EXPERIENCE Following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. JAMES B. WIEGAND is our President and Sole Director since August 9, 2002. He was previously president and director of several blank check and development stage companies including Pinel Bay Corporation, Ambermax Corporation and other similar entities. He obtained his Bachelor of Science in Mechanical Engineering at the University of Denver in 1969. Mr. Wiegand’s course work at the University of Denver included a minor in business. In 1972 Mr. Wiegand founded Solar Energy Research Corporation and took the company public in 1975, serving as president and director until October 1996. During the period from 1985 until 1992 Mr. Wiegand also held various sales, sales management, banking and investment banking positions with American Solar. Western Federal Savings and Loan, American Remodeling and RAF Financial. In 1992 Mr. Wiegand left employment as a stock broker  to reorganize Solar Energy Research for its 2,200 shareholders. In 1996 Solar Energy Research closed a $50,000,000 reverse acquisition of Telegen Corporation.

Mr. Wiegand has over 50 years of sailing experience including offshore voyaging in the waters of the North Atlantic, Gulf of Mexico, Caribbean, North and South Pacific and Southern Ocean.

Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table presents all information regarding the compensation awarded to, earned by, or paid to named executive offices for the fiscal year ended August 31, 2012 and during the last eight fiscal years.

SUMMARY COMPENSATION TABLE

				Long Term	All Other
		Annual Compensation		Compensation Awards	Compensation ($)
					Securities
Name and				Restricted Stock	Underlying
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)

James B. Wiegand	2012	0	0	0	0
President, Secretary and Director	2011	0	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists, as of August 31, 2012, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,856,068 shares of common stock which are issued and outstanding. Unless otherwise indicated, the business address of each such person is c/o Rosewind Corporation, 16200 WCR 18E, Loveland, Colorado 80537.

OFFICERS, DIRECTORS	NUMBER	BENEFICIAL
AND 5% SHAREHOLDERS	OF SHARES	OWNERSHIP (%)

James B. Wiegand	1,740,659(1)*	35.8%

Katherine Gould	566,000 (2)	11.6%

Michael Wiegand	946,000(3)	19.5%

All directors and executive officers as a group (1 person)	1,740,659*	35.8%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of August 31, 2012, the Company has a secured promissory note to the sole officer and director for $52,300 for working capital.  The loan carries a 6% interest rate, matures on November 30, 2011 and is secured by the sailing vessel. Accrued interest payable on the loan totaled $8,469 as of August 31, 2012.

The Company also has an unsecured convertible promissory note dated June 8, 2010 to the sole officer and director for working capital. The entire principal balance of $49,065 was converted into shares of our common stock. Conversion is at the option of the note holder at the rate of $0.10 per share of common stock.On December 10, 2010 we issued James B. Wiegand 490,654 shares of our common stock in consideration of cancelation of note principal totaling $49,065.The loan carries a 6% interest rate and is due on demand.   Accrued interest payable on the note totaled $653 as of August 31, 2011.

For the years ended August 31, 2012 and 2011 the sole officer of the Company contributed services valued at $6,140 and $4,250, respectively. This amount has been booked to additional paid in capital.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended August 31, 2012, we incurred approximately $13,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended August 31, 2011.

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

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2004

101	XBRL Exhibits

Reports on 8-K

           No reports were filed on Form 8-K this fiscal year.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

DATE: November 29, 2012	By:	/s/ James B. Wiegand
James B. Wiegand President, Sole Director and Chief Financial Officer