Form 10-Q
period 2012-11-30
Rosewind CORP
filed 2013-01-14
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2012	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of January 10, 2013, 4,889,402 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	November 30,	August 31,
	2012	2012
Assets	(unaudited)

Current Assets:
Cash	$701	$109
Prepaid asset	—	77

Total current assets	701	186

Property and equipment, net	11,175	12,461

Total assets	$11,876	$12,647

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,047	$5,843
Accrued interest payable, related party	9,495	8,469
Loans payable to related party	72,561	68,053

Total current liabilities	94,103	82,365

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,889,402 and 4,856,0683shares issued and outstanding, respectively	412,027	407,027
Additional paid-in capital	36,991	34,641
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(530,745)	(510,886)
Total shareholders' equity (deficit)	(82,227)	(69,718)

Total liabilities and shareholders' equity (deficit)	$11,876	$12,647

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2012	2011	2012

Revenue	$—	$—	$3,500

Operating expenses:
Professional fees	9,706	8,434	162,305
Contributed services, related party (Note 2)	2,350	1,650	32,501
General and administrative	6,777	8,792	318,395

Total operating expenses	18,833	18,876	513,201

Loss from operations	(18,833)	(18,876)	(509,701)

Other Income (Expense)
Other income	—	—	274
Interest expense	(1,026)	(791)	(21,318)

Total other expenses	(1,026)	(791)	(21,044)

Net loss	$(19,859)	$(19,667)	$(530,745)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	4,863,760	4,762,595

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

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2009	3,469,500	$221,350	$20,471	$(765)	$—	$(500)	$(254,139)	$(13,583)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,380	—	—	—	—	1,380

Various common stock issuances for cash
at $0.20 per share	44,500	8,900	—	—	—	—	—	8,900

Common stock issued for cash on
July 24, 2010 at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Foreign currency exchange gain	—	—	—	765	—	—	—	765

Common stock subscribed on June 2, 2010	—	—	—	—	1,000	—	—	1,000

Net loss, year ended August 31, 2010	—	—	—	—	—		(60,270)	(60,270)

Balance at August 31, 2010	3,547,334	235,250	23,051	—	1,000	(500)	(314,409)	(55,608)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	3,050	—	—	—	—	3,050

Various common stock issuances for
cash at $0.15 per share	290,003	43,500	—	—	—	—	—	43,500

Common stock subscribed on
November 30, 2010	6,667	1,000	—	—	(1,000)	—	—	—

Conversion of related party note into
common stock at $0.10 per share on
December 10, 2011	490,654	49,065	—	—	—	—	—	49,065

Common stock issued for services on
August 3, 2011 to a related party at
$0.15 per share	250,000	37,500	—	—	—	—	—	37,500

Common stock issued for services on
August 4, 2011 at $0.15 per share	150,000	22,500	—	—	—	—	—	22,500

Net loss year ended August 31, 2011	—	—	—	—	—	—	(136,802)	(136,802)

Balance at August 31, 2011	4,734,658	388,815	27,301	—	—	(500)	(451,211)	(35,595)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	6,140	—	—	—	—	6,140

Common stock issuance for cash on
September 28, 2011 at $0.15 per share	39,910	5,987	—	—	—	—	—	5,987

Common stock issuance for cash on
January 27, 2012, at $0.15 per share	40,000	6,000	—	—	—	—	—	6,000

Common stock subscribed on
February 27, 2010	—	—	—	—	1,500	—	—	1,500

Common stock issuance for cash on
March 5, 2012 at $0.15 per share	10,000	1,500	—	—	(1,500)	—	—	—

Common stock issuance for cash on
April 17, 2012 at $0.15 per share	20,000	3,000	—	—	—	—	—	3,000

Common stock issuance for cash on
May 7, 2012 at $0.15 per shar.	11,500	1,725	—	—	—	—	—	1,725

Net loss year ended August 31, 2012	—	—	—	—	—	—	(59,675)	(59,675)

Balance at August 31, 2012	4,856,068	$407,027	$34,641	$—	$—	$(500)	$(510,886)	$(69,718)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2012	4,856,068	$407,027	$34,641	$—	$—	$(500)	$(510,886)	$(69,718)

Office space contributed by
an officer (unaudited)	—	—	300	—	—	—	—	300

Services contributed by an officer (unaudited)	—	—	2,050	—	—	—	—	2,050

Common stock issuance for cash on October
23, 2012 at $0.15 per share (unaudited)	33,334	5,000	—	—	—	—	—	5,000

Net loss quarter ended November 30, 2012
(unaudited)	—	—	—	—	—	—	(19,859)	(19,859)

Balance at November 30, 2012 (unaudited)	4,889,402	$412,027	$36,991	$—	$—	$(500)	$(530,745)	$(82,227)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(19,859)	$(19,667)	$(530,745)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	1,286	1,662	54,696
Contributed capital for operating expenses	2,350	1,650	36,891
Common stock issued for services	—	—	116,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	77	81	—
Increase (decrease) in accounts payable
and accrued liabilities	7,230	5,263	28,456
Net cash used in
operating activities	(8,916)	(11,011)	(294,702)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	5,000	5,987	207,462
Proceeds from related party loans	4,508	3,748	127,711
Payments on related party loans	—	(1,000)	(13,000)
Net cash provided by
financing activities	9,508	8,735	322,173

Net change in cash	592	(2,276)	601

Cash, beginning of period	109	3,993	100

Cash, end of period	$701	$1,717	$701

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$653	$4,907

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$116,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the three months ended November 30, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

Note 3:  Related Party Transactions

As of November 30, 2012, the Company has a secured promissory note to the sole officer and director for $72,561 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $9,495 as of November 30, 2012.

For the three month period ended November 30, 2012 the sole officer of the Company contributed services and rent valued at $2,350. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the three months ended November 30, 2012 the Company issued 33,334 shares of common stock for cash of $5,000.

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 5:  Subsequent Events

On January 11, 2013 the company signed a non-binding Letter of Intent with Glycomar Limited of Oban, Scotland. The letter provides that Rosewind will undertake a $3,000,000 fundraising to furnish cash for continuation of Glycomar's drug development program. Upon completion of this funding Rosewind will issue 20,000,000 shares of its common stock to acquire all outstanding shares of Glycomar Limited. More information on Glycomar Limited is available at www.glycomar.com.

The Company has evaluated all other subsequent events through the date that the financial statements were issued, per the requirements of ASC Topic 855, and has determined that there are no additional events to report.

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

We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of the date of this report we have collected full tuition from only two students.  We have no permanent base for our sailing vessel. Communication with our vessel is by HAM radio and satellite phone while at sea and by land telephone, cell phone, fax or internet, as available, while in port. We conduct company administration, logistics and marketing from our US offices.

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

We have had $3,500 in operating revenues since inception, March 1, 2005 through November 30, 2012.  We have incurred operating expenses totaling $513,201 as of November 30, 2012. Such expenses consisted primarily of general and administrative, professional fees and services along with costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(530,745) as of November 30, 2012 and our losses continue to mount.

Our net loss increased by $192 or 1% to $19,859 from $19,667 for the three month period ended November 30, 2012 compared with the prior year three month period ended November 30, 2011. This was primarily attributed to boat repair and maintenance expense and management expense decreasing by 56% over the prior year and professional fees increasing by 15% and interest expense increasing by 30% over the prior year. We attribute these changes to the yacht being at sea or docked for the first quarter, an increase in the interest charged on the loan payable as the balance of the loan increases, and an increase in fees paid to the auditors.

Liquidity and Capital Resources

At November 30, 2012, we had $701 in cash and a working capital deficit of $(93,402).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

Part II.    Other Information

Item 1 -  Legal Proceedings.

No response required.

Item 1A.  Risk Factors

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

From the date of incorporation to November 30, 2012, our accumulated losses are $530,745. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

EVEN IF WE CONTINUE TO EXPEND THE FUNDS NECESSARY TO MAINTAIN OUR YACHT TO THE HIGH STANDARD NECESSARY FOR SAFETY AT SEA, AND EVEN IF CAPABLE PERSONNEL ARE AVAILABLE, WE HAVE NOT YET DEMONSTRATED SIGNIFICANT MARKET ACCEPTANCE AND OUR SERVICE MIGHT NOT GAIN MEANINGFUL MARKET ACCEPTANCE AMONG THE POSSIBLY LIMITED NUMBER OF PEOPLE WHO WANT TO LEARN TO VOYAGE UNDER SAIL.

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

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)          Exhibits:

31.1:	Certification of Principal Executive and Financial Officer
32.1:	Section 1350 Certification
101	XBRL

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION
                                                                                                              (Registrant)

DATE:    January 14, 2013                                                                         BY:  /s/ James B. Wiegand
           James B. Wiegand
           President