Form 10-Q
period 2013-02-28
Rosewind CORP
filed 2013-04-15
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 28, 2013	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of March 31, 2013, 4,889,402 shares of common stock, no par value of registrant were outstanding.

\

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	February 28,	August 31,
	2013	2012
Assets	(unaudited)

Current Assets:
Cash	$3,186	$109
Prepaid asset	—	77

Total current assets	3,186	186

Property and equipment, net	9,927	12,461

Total assets	$13,113	$12,647

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$14,018	$5,843
Accrued interest payable, related party	10,603	8,469
Loans payable to related party	83,327	68,053

Total current liabilities	107,948	82,365

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,889,402 and 4,856,068 shares issued and outstanding, respectively	412,027	407,027
Additional paid-in capital	38,041	34,641
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(544,403)	(510,886)
Total shareholders' equity (deficit)	(94,835)	(69,718)

Total liabilities and shareholders' equity (deficit)	$13,113	$12,647

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Six Months Ended		Through
	February 28,		February 28,		February 28,
	2013	2012	2013	2012	2013

Revenue	$—	$—	$—	$—	$3,500

Operating expenses:
Professional fees	3,402	4,047	13,107	12,481	165,706
Contributed services, related party (Note 3)	1,050	750	3,400	2,400	33,551
General and administrative	8,099	4,426	14,876	13,218	326,494

Total operating expenses	12,551	9,223	31,383	28,099	525,751

Loss from operations	(12,551)	(9,223)	(31,383)	(28,099)	(522,251)

Other Income (Expense)
Other income	—	—	—	—	274
Interest expense	(1,108)	(856)	(2,134)	(1,647)	(22,426)

Total other expenses	(1,108)	(856)	(2,134)	(1,647)	(22,152)

Net loss	$(13,659)	$(10,079)	$(33,517)	$(29,746)	$(544,403)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	4,889,402	4,789,235	4,876,510	4,776,137

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

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2012	4,856,068	$407,027	$34,641	$—	$—	$(500)	$(510,886)	$(69,718)

Office space contributed by
an officer (unaudited)	—	—	600	—	—	—	—	600

Services contributed by an officer (unaudited)	—	—	2,800	—	—	—	—	2,800

Common stock issuance for cash on
October 23, 2012 at $0.15 per share (unaudited)	33,334	5,000	—	—	—	—	—	5,000

Net loss quarter ended February 28, 2013
(unaudited)	—	—	—	—	—	—	(33,517)	(33,517)

Balance at February 28, 2013 (unaudited)	4,889,402	$412,027	$38,041	$—	$—	$(500)	$(544,403)	$(94,835)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Six Months Ended		Through
	February 28,		February 28,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(33,517)	$(29,746)	$(544,403)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	2,534	3,324	55,944
Contributed capital for operating expenses	3,400	2,400	37,941
Common stock issued for services	—	—	116,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	77	81	—
Increase (decrease) in accounts payable
and accrued liabilities	10,309	4,561	31,535
Net cash used in
operating activities	(17,197)	(19,380)	(302,983)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	5,000	13,487	207,462
Proceeds from related party loans	15,274	3,748	138,477
Payments on related party loans	—	(1,000)	(13,000)
Net cash provided by
financing activities	20,274	16,235	332,939

Net change in cash	3,077	(3,145)	3,086

Cash, beginning of period	109	3,993	100

Cash, end of period	$3,186	$848	$3,186

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$653	$4,907

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$116,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the six months ended February 28, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

Note 3:  Related Party Transactions

As of February 28, 2013, the Company has a secured promissory note to the sole officer and director for $83,327 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $10,603 as of February 28, 2013.

For the six month period ended February 28, 2013 the sole officer of the Company contributed services and rent valued at $3,400. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the six months ended February 28, 2013 the Company issued 33,334 shares of common stock for cash of $5,000.

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 6:  Subsequent Events

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

We have had $3,500 in operating revenues since inception, March 1, 2005 through February 28, 2013.  We have incurred operating expenses totaling $525,751 as of February 28, 2013. Such expenses consisted primarily of general and administrative, professional fees and services along with costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(544,403) as of February 28, 2013 and our losses continue to mount.

Our net loss increased by $3,771 or 13% to $33,517 from $29,746 for the six month period ended February 28, 2013 compared with the prior year six month period ended February 29, 2012. This was primarily attributed to boat repair and maintenance expense and management expense decreasing by 42% over the prior year and professional fees increasing by 5% and interest expense increasing by 30% over the prior year.  We attribute these changes to the yacht being at sea or docked for the first two quarters, an increase in the interest charged on the loan payable as the balance of the loan increases, and an increase in fees paid to the auditors.

Liquidity and Capital Resources

At February 28, 2013, we had $3,187 in cash and a working capital deficit of $(104,762).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

From the date of incorporation to February 28, 2013, our accumulated losses are $544,403. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales. As of the date of this report, we have trained only six students. The students responded to our classified advertisement. Our first student provided us with a handwritten letter of recommendation and we now provide prospective students with a copy of his letter and related editorial coverage that ran in a sailing magazine. We are presently evaluating options to increase our student bookings. These include land based seminars, cooperative programs with sailing schools that offer only basic training, expansion of on board dive facilities, better use of the internet to recruit students. We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A student or staff member could be injured or lost at sea in spite of precautions. In the event our company fails to increase student revenue or encounters a serious and sustained problem with its operations or staffing, shareholders would likely lose their entire investment

WE INTEND TO UTILIZE OUR VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL. WE BELIEVE WE HAVE COMPLIED WITH THE APPLICABLE REQUIREMENTS OF THE U.S. DEPARTMENT OF TRANSPORTATION AND U.S. COAST GUARD. HOWEVER,  WE HAVE NOT IDENTIFIED OR ATTEMPTED TO COMPLY WITH ANY APPLICABLE CERTIFICATION OR LICENSING REQUIREMENTS OF ANY OTHER JURISDICTIONS.

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

ROSEWIND CORPORATION (Registrant)

DATE: April 15, 2013	BY:	/s/ James B. Wiegand
James B. Wiegand
President