Form 10-Q
period 2013-05-31
Rosewind CORP
filed 2013-06-28
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2013	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of June 30, 2013, 4,897,402 shares of common stock, no par value of registrant were outstanding.

\

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	May 31,	August 31,
	2013	2012
Assets	(unaudited)

Current Assets:
Cash	$728	$109
Prepaid asset	—	77

Total current assets	728	186

Property and equipment, net	8,713	12,461

Total assets	$9,441	$12,647

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$7,399	$5,843
Accrued interest payable, related party	11,910	8,469
Loans payable to related party	96,142	68,053

Total current liabilities	115,451	82,365

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,889,402 and 4,856,068 shares issued and outstanding, respectively	412,027	407,027
Additional paid-in capital	40,131	34,641
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(557,668)	(510,886)
Total shareholders' equity (deficit)	(106,010)	(69,718)

Total liabilities and shareholders' equity (deficit)	$9,441	$12,647

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013

Revenue	$1,750	$—	$1,750	$—	$5,250

Operating expenses:
Professional fees	2,290	3,516	15,398	15,997	167,997
Contributed services, related party (Note 4)	2,090	1,740	5,490	4,140	35,641
General and administrative	9,328	5,829	24,203	19,048	335,821

Total operating expenses	13,708	11,085	45,091	39,185	539,459

Loss from operations	(11,958)	(11,085)	(43,341)	(39,185)	(534,209)

Other income (expense)
Other income	—	—	—	—	274
Interest expense	(1,307)	(855)	(3,441)	(2,502)	(23,733)

Total other expenses	(1,307)	(855)	(3,441)	(2,502)	(23,459)

Net loss	$(13,265)	$(11,940)	$(46,782)	$(41,687)	$(557,668)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	4,889,402	4,837,367	4,880,855	4,796,393

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
September 20, 2005 to a related party at
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

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2012	4,856,068	$407,027	$34,641	$—	$—	$(500)	$(510,886)	$(69,718)

Office space contributed by
an officer (unaudited)	—	—	900	—	—	—	—	900

Services contributed by an officer (unaudited)	—	—	4,590	—	—	—	—	4,590

Common stock issuance for cash on
October 23, 2012 at $0.15 per share (unaudited)	33,334	5,000	—	—	—	—	—	5,000

Net loss quarter ended May 31, 2013
(unaudited)	—	—	—	—	—	—	(46,782)	(46,782)

Balance at May 31, 2013 (unaudited)	4,889,402	$412,027	$40,131	$—	$—	$(500)	$(557,668)	$(106,010)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Nine Months Ended		Through
	May 31,		May 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(46,782)	$(41,687)	$(557,668)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,748	4,787	57,158
Contributed capital for operating expenses	5,490	4,140	40,031
Common stock issued for services	—	—	116,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	77	80	—
Increase (decrease) in accounts payable
and accrued liabilities	4,997	7,395	26,223
Net cash used in
operating activities	(32,470)	(25,285)	(318,256)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	5,000	18,212	207,462
Proceeds from related party loans	28,089	4,128	151,292
Payments on related party loans	—	(1,000)	(13,000)
Net cash provided by
financing activities	33,089	21,340	345,754

Net change in cash	619	(3,945)	628

Cash, beginning of period	109	3,993	100

Cash, end of period	$728	$48	$728

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$653	$4,907

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$116,000

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the nine months ended May 31, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2013.

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

Note 3:  Related Party Transactions

As of May 31, 2013, the Company has a secured promissory note to the sole officer and director for $96,142 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $11,910 as of May 31, 2013.

For the nine month period ended May 31, 2013 the sole officer of the Company contributed services and rent valued at $5,490. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the nine months ended May 31, 2013 the Company issued 33,334 shares of common stock for cash of $5,000.

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 6:  Subsequent Events

Subsequent to May 31, 2013, the Company issued 8,000 shares of restricted common stock in payment of services received.

Effective May 31, 2013, the Letter of Intent with Glycomar Limited of Oban, Scotland was terminated.

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

We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of the date of this report we have collected full tuition from only three students.  We have no permanent base for our sailing vessel. Communication with our vessel is by HAM radio and satellite phone while at sea and by land telephone, cell phone, fax or internet, as available, while in port. We conduct company administration, logistics and marketing from our US offices.

During June of 2008 we completed a two week training voyage with our first student on a “share expense” basis. This voyage was from Nelson, New Zealand to Noumea, New Caledonia. No net revenue was generated. We confirmed the viability of our curriculum and we received a positively worded testimonial letter from the non-related third party student.

We conducted our second student training voyage in April 2009, a third during July of 2012 and our fourth training voyage in May 2013. Net revenue of $5,250 was earned for the voyages. All students have been non-related third parties.

We have had $5,250 in operating revenues since inception, March 1, 2005 through May 31, 2013.  We have incurred operating expenses totaling $539,459 as of May 31, 2013. Such expenses consisted primarily of general and administrative, professional fees and services along with costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(557,668) as of May 31, 2013 and our losses continue to mount.

Our net loss increased by $5,095 or 12% to $46,782 from $41,687 for the nine month period ended May 31, 2013 compared with the prior year nine month period ended May 31, 2012. This was primarily attributed to receipt of income of $1,750 in the current quarter along with filing fees and professional fees increasing by 126% over the prior year, travel expense increasing by 709%, interest expense increasing by 37% and advertising expense decreasing by 75% over the prior year.  We attribute these changes to the yacht being at sea or docked for the majority of the year, an increase in the interest charged on the loan payable as the balance of the loan increases, an increase in fees paid to the auditors and other professionals, and an increase in traveling as a result of a training voyage and meetings held in regard to potential letter of intent during the quarter.

Liquidity and Capital Resources

At May 31, 2013, we had $728 in cash and a working capital deficit of $(114,723).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

Our operations to date have consisted primarily of acquiring, refitting and relocating our sailing vessel. An ongoing commitment of substantial resources to refit and maintain our vessel with safety equipment is required to operate as a training vessel. We do not know if we will be able to complete these tasks. We have located only three paying students for training aboard our vessel. Accordingly, we do not know if and when we will generate significant revenue. Because of these uncertainties, we might never generate enough revenue to allow shareholders to recoup and profit from their investment.

SINCE WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT EXPENSES AND LOSSES TO INCREASE IN THE NEAR TERM, WE DO NOT KNOW IF WE WILL EVER BECOME PROFITABLE OR THAT OUR INVESTORS WILL EVER RECOUP OR PROFIT FROM THEIR INVESTMENT IN OUR SHARES.

From the date of incorporation to May 31, 2013, our accumulated losses are $557,668. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

Item 4 -  Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 -  Other Information.

No response required.

Item 6 -  Exhibits and Reports on Form 8-K.

(a)          Exhibits:

31.1	Certification of Principal Executive and Financial Officer
32.1	Section 1350 Certification
101	XBRL Exhibits

(b)	Reports on Form 8-K: None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROSEWIND CORPORATION (Registrant)

DATE: June 28, 2013	BY:	/s/ James B. Wiegand
James B. Wiegand
President