Form 10-K
period 2013-08-31
Rosewind CORP
filed 2013-11-26
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended August 31, 2013

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

The aggregate market value of the voting stock held by non-affiliates (3,156,743 shares of no par value Common Stock) was $1,104,860 as of November 26, 2013. The stock price for computation purposes was $ 0.35 per share, based on the fact that the final trade for the Registrant’s Common Shares on the OTCBB on November 26, 2013 was at $ 0.35 per share. The value is not intended to be a representation as to the value or worth of the Registrant’s shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant’s Common Stock as of the latest practicable date, November 26, 2013 was: 4,917,402 shares.

ROSEWIND CORPORATION
 (A Development Stage Company)

FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2013

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

Company History

We were originally organized under the laws of the State of Colorado on August 9, 2002.

In March 2005, we adopted our business plan, which is the development of an offshore sailing school with initial operations in the vicinity of the Great Barrier Reef of Australia. Rosewind Corporation’s mission is to train novice sailors to voyage offshore with safety and confidence. During 2005 and 2006, we purchased a sailing vessel located in Florida from our President, James Wiegand, in exchange for shares of our common stock. Michael Wiegand, who is our President’s son, refitted the vessel and sailed single-handed to Australia to open the school where conditions are near-optimum. He was compensated with shares of our common stock for the value of his work as our captain. As of the date of this report, our vessel has returned to the United States and is located in San Francisco Bay at Oyster Point Marina. We are advertising for students and plan to generate revenue from training voyages.

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

We have placed classified advertising in sailing magazines, mailed our brochure and conducted telephone sales to book students from our office in Colorado. We have been attempting to generate revenue from students since February 2008, but as of August 31, 2013 and the date of this report we have trained one student on a  two week voyage during early June of 2008, a second student on a one week voyage during April of 2009, a third student on Puget Sound during 2012 and, most recently, we trained two students on San Francisco Bay on a two-for-one special.

Securing and maintaining any licenses that may be deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. In the event we are unable or unwilling to comply, we could be forced to abandon efforts to secure licenses. Our vessel is foreign built and as such commercial activity within U.S. waters is governed by regulations of the US Department of Transportation. On August 17, 2012 we were notified by them that our application for a waiver of certain regulations that would normally be applicable to our vessel has been approved. This decision allows our vessel to engage in limited commercial activity in US waters, but only within those U.S. waters associated with Washington, California, Hawaii, Texas and Florida. In accordance with this waiver, our current certificate of documentation, dated September 27, 2013 contains a limited “coastwise endorsement.” This and numerous additional factors may delay or prevent us from generating revenue from our vessel and planned operations and our cash reserves could be depleted. An unfavorable outcome in connection with these and other risks is possible, however we are not presently able to predict the outcome.

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

Marketing of our Service

Our President will book students and deposit prepaid tuition or deposits into the company’s bank account. He will utilize classified advertisements in sailing magazines to generate phone calls from potential students. We then mail a two page brochure, “crew data sheet” and a custom letter to prospective students. We have posted our brochure on our website  www.rosewindsailanddive.com.  We have recently activated a second website www.rosewindcorporation.com.

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

Intellectual Property

We have no intellectual property.

Governmental Regulation

While at sea we are not subject to governmental regulation beyond the documentation of our vessel and registration of its radio. In the event that any portion of our shore based activities, consisting primarily of logistics, student rendevous and vessel maintenance were found to be in violation of the regulations of a country whose waters of port facilities we utilize, we may be forced to relocate, undergo delays and/or incur significant expenses in connection with licensing requirements or fines. We could be forced to suspend operations or face the impoundment of our vessel. As of August 31, 2013 and the date of this report our vessel is authorized to conduct sailing school activities in U.S. waters only within the waters associated with the states of Washington, California, Hawaii, Texas and Florida. We cannot assure you that in the future we will apply for, or successfully obtain, additional regulatory approvals.

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

EMPLOYEES

As of August 31, 2013 and the date of this report we have one employee.

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

SINCE WE HAVE LIMITED REVENUES AND OUR COMPANY IS NEW AND HAS ONLY RECENTLY COMMENCED PLANNED OPERATIONS, WE WILL NOT BE ABLE TO GENERATE SIGNIFICANT REVENUE IN THE NEAR FUTURE. FURTHER, THERE IS NO ASSURANCE THAT WE WILL EVER GENERATE SIGNIFICANT REVENUE. WE HAVE NOT GENERATED SIGNIFICANT REVENUE SINCE INCEPTION AND WE HAVE EXPERIENCED LOSSES SINCE INCEPTION. FAILURE TO GENERATE SUFFICIENT REVENUE TO PAY EXPENSES AS THEY COME DUE WILL RESULT IN THE FAILURE OF OUR COMPANY AND THE COMPLETE LOSS OF ANY MONEY INVESTED TO PURCHASE OUR SHARES.

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

From the date of incorporation to August 31, 2013, our accumulated losses are $568,204. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

WE DEPEND UPON OUR KEY PERSONNEL AND THEY WOULD BE DIFFICULT TO REPLACE.

We believe that our success will depend on the continued involvement of our senior management, i.e. our President, James B. Wiegand, who is 67 years old, and who also is responsible for boat maintenance, training operations and serves as our captain. Mr. Wiegand is involved in other business activities and we have no written employment agreement with him. If our President proves unwilling or unable to continue to serve then operations together with administrative functions and SEC reporting could be restricted or delayed.  In light of the facts that our vessel is generally well maintained and student load has been below projections, Mr. Wiegand has been able to stay current with all needs of the Company under its present business plan. As required, our President, who has over 50 years of sailing experience, but holds no license, plans to conduct our training voyages. If we are unable to operate with one employee our business may suffer and investors would likely lose all money invested.

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

REGULATORY AND LOCAL ADMINISTRATIVE AUTHORITIES HAVE THE POWER TO INTRODUCE NEW REGULATIONS OR TAXES THAT REQUIRE ADDITIONAL AND POTENTIALLY EXPENSIVE COMPLIANCE. SINCE WE HAVE ONLY LIMITED EXPERIENCE WITH OUR SERVICE, WE MIGHT BE UNABLE OR UNWILLING TO COMPLY WITH SUCH NEW REGULATION.

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

Our vessel and our sailing school operations have recently been relocated to California on a trial basis. As of the date of this report we have not realized any significant revenue from California based operations and we have not filed a California State Income tax Return. We have not applied for any license to do business, received any tax bill from the State of California or voluntarily paid any tax to the State. Nonetheless, we understand that we are likely subject us to a minimum tax charged by the state of California to do business within California. In connection with this contingency, our accountant has recommended that we include an $800 annual expense for doing business in California in our financial statements. Accordingly we have made allowance for such a cash outlay.

Additionally, various counties located in California assess personal property taxes on business or personal assets located within their jurisdiction. To date we have not experienced any similar situation elsewhere; however, during early 2013 we received such a tax notice from Alameda County where our vessel was on January 1, 2013 at San Leandro Marina. We have disputed the amount of  tax which we believe was not calculated  based upon an accurate valuation of our vessel and have made no payment to Alameda County in connection with their notice. This issue remains open but we anticipate that in the future we may need to pay significant personal tax assessments should we elect to maintain our vessel in a marina within the State. Further, we understand that in the event such local personal property taxes, regardless of  their accuracy, remain unpaid, and we are not able to take advantage of provisions we believe exempt transient vessels from the tax, we could find our vessel subject to aggressive tax collection methods, including tax lien and/or associated penalties.  As of the date of this report we are not able to predict the outcome of this and any related uncertainties.

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

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

As of August 31, 2013 and the date of this report, our common stock is quoted by several market makers on the OTCQB, operated by OTC Markets. The criteria for listing on either the OTCBB, operated by FINRA, or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time. Our trading symbol is RSWN.

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

On October 23, 2012, we issued Katherine Gould 33,334 shares of our common stock in consideration for $5,000.

On June 24, 2013, we issued Sonja Gouak 8,000 shares of our common stock in exchange for services valued at $2,000.

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

Our most recent student training was conducted by James Wiegand on San Francisco Bay. The two students were non-related father and son who took advantage of our two-for-one special. We generated $1,750 in net student tuition.

Subject to local weather conditions we plan to generate revenue as soon as more students can be located and booked. From March 1, 2005 (inception), through August 31, 2012 and the date of this Form 10-K, we had $5,250 of operating revenues. Going forward, we intend to generate revenue from student tuition.

The typhoon season imposes seasonal limitations for the operation of small sailing vessels offshore. Cyclone activity, which occurs seasonally, will have an adverse effect on bookings and revenues. In northern latitudes, the increased frequency of gales and generally uncomfortable conditions will cause our bookings to decline significantly. We  evaluate the seasonal relocation of our vessel as a potential strategy to partially offset loss of revenue caused by weather and cyclone restrictions.

Recently, we applied for and received waiver of certain provisions applicable to foreign built vessels, such as ours, that  wish to operate commercially  in US waters. Accordingly, we relocated our vessel to San Francisco, California, which is a popular training location for sailors. From February of 2013 through September 2013, San Francisco hosted the Americas Cup sailing event. We believe our future marketing efforts may benefit by giving us access to a large community of motivated sailors who may wish to enroll for training on an open ocean voyage.  This corresponds with our company mission to upgrade the skill and sailing experiences of our students. For example, novice sailors who have in the past been confined to the San Francisco  Bay, or similar protected waters elsewhere,  may wish to enroll and gain experience outside the Golden Gate. There they will experience open ocean conditions including high seas, high winds, fog, large vessel traffic and  conditions far different from those encountered in the Bay. Additionally, the San Francisco Bay is a frequent starting point, or re-provisioning port for blue water voyages bound for Hawaii or points south, including the Channel Islands, San Diego, Mexico, Central America and Polynesia. The Oyster Point Marina, where our vessel presently lies, is just minutes from the San Francisco airport. We believe that lower travel costs and time requirements for US based students traveling to our vessel may contribute to an increase rate of future bookings.

To date our student enrolment remains significantly below our original projections. The activity level of our school has never, in the past, significantly benefited from any of our past  relocations. As of the date of this report, despite efforts by management to network with local captains employed by other sailing schools, we have experienced no significant advantage from locating our sailing school in the Bay Area.

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

As of the date of this report, our advertising program has produced only disappointing results. We have received very few calls from prospective students, however, the five students we have trained to date located us through our classified advertisement. We plan to continue monthly advertising and have, on occasion, added a photo of our vessel to run with the copy. We have also solicited editorial coverage for our sailing school. One editorial has been written and published in the November 2008 edition of “Cruising World” magazine. Improved response to our advertising was noted. Significant improvement in our revenues has not materialized to date.

Vessel Upgrades. We conducted an IPO by management and completed the minimum offering on November 9, 2007,  raising over $56,000. This money has been used in our sailing school where expenses for vessel upgrades and maintenance, operations and public company costs are substantial. We are making efforts to keep costs to a minimum consistent with the requirements of safety at sea and good seamanship.

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

Financial Condition and Results of Operation

We are a development stage company. We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of August 31, 2013 and the date of this report we have completed the training of only three regular paying students.

During June of 2008 we completed a two week training voyage with a student on a “share expense” basis. This voyage was for Nelson, New Zealand to Noumea, New Caledonia. No net revenue was generated. We confirmed the viability of our curriculum and we received a positively worded testimonial letter from the non-related third party student.

We conducted our second student training voyage in April 2009, a third during July of 2012 and a fourth during 2013 . Net revenue of $5,250 was earned for all the voyages. All students have been non-related third parties.

We have had operating revenues of $5,250 since inception, March 1, 2005 through August 31, 2013.  We have incurred operating expenses totaling $543,282 as of August 31, 2013. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $568,204 as of August 31, 2013. As of the date of this report our losses continue to mount.

Our net loss decreased by $2,357 or 4% to $57,318 from $59,675 for the year ended August 31, 2013 compared with the prior year ended August 31, 2012. This was primarily attributed the net effect of the following four factors:

1.
General and administrative expenses decreased by $3,676, or 12%, to $29,904 for the year ended August 31, 2013 from $33,580 for the prior year ended August 31, 2012. This is attributable to two factors: decrease in costs incurred to maintain and upgrade our training vessel; decrease in management and travel expense.

2.
Professional fees increased by $894 or 5% to $18,080 for the year ended August 31, 2013 from $17,186 for the prior year ended August 31, 2012. This is attributable to an increase in accounting and auditing fees.

3.
Revenue was $1,750 for the year ended August 31, 2013 and 2012, respectively.  There was revenue from one traing voyage from sailing school operations during each of the last two years.  We believe student revenue has been negatively impacted by the impaired US economy.

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

At August 31, 2013, we had $1,862 in cash and a working capital deficit of $118,663.  As of the date of this report our liquidity and capital resources continue to decline.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 20 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Rosewind Corporation (a development stage company)
Loveland, Colorado

We have audited the accompanying balance sheets of Rosewind Corporation (a development stage company) as of August 31, 2013 and 2012, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, and from inception on March 1, 2005 through August 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit is to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewind Corporation (a development stage company) as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and from inception on March 1, 2005 through August 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
November 26, 2013

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	August 31,	August 31,
	2013	2012
Assets

Current Assets:
Cash	$1,862	$109
Prepaid asset	—	77

Total current assets	1,862	186

Property and equipment, net	7,519	12,461

Other Assets:
Security deposit	288	—

Total assets	$9,669	$12,647

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,842	$5,843
Accrued liabilities	800	-
Accrued interest payable, related party	13,373	8,469
Loans payable to related party	99,510	68,053

Total current liabilities	120,525	82,365

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,897,402 and 4,856,068 shares issued and outstanding, respectively	414,027	407,027
Common stock subscription	3,000	—
Additional paid-in capital	40,821	34,641
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(568,204)	(510,886)
Total shareholders' equity (deficit)	(110,856)	(69,718)

Total liabilities and shareholders' equity (deficit)	$9,669	$12,647

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2013	2012	2013

Revenue	$1,750	$1,750	$5,250

Operating expenses:
Professional fees	18,080	17,186	170,679
Contributed services, related party (Note 2)	6,180	7,340	36,331
General and administrative	29,904	33,580	341,522

Total operating expenses	54,164	58,106	548,532

Loss from operations	(52,414)	(56,356)	(543,282)

Other Income (Expense)
Other income	—	—	274
Interest expense	(4,904)	(3,319)	(25,196)

Total other expenses	(4,904)	(3,319)	(24,922)

Net loss	$(57,318)	$(59,675)	$(568,204)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	4,884,500	4,811,502

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

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Contributed capital	—	$—	$1,757	$—	$—	$—	$—	$1,757

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,510	—	—	—	—	1,510

Foreign currency exchange loss	—	—	—	(1,214)	—	—	—	(1,214)

Various Common stock issuances
for cash at $0.20 per share	80,500	16,100	—	—	—	—	—	16,100

Net loss, year ended August 31, 2009.	—	—	—	—	—	—	(58,894)	(58,894)

Balance at August 31, 2009	3,469,500	221,350	20,471	(765)	—	(500)	(254,139)	(13,583)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	1,380	—	—	—	—	1,380

Various common stock issuances
for cash at $0.20 per share	44,500	8,900	—	—	—	—	—	8,900

Common stock issued for cash on
July 24, 2010 at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Foreign currency exchange gain	—	—	—	765	—	—	—	765

Common stock subscribed on June 2, 2010	—	—	—	—	1,000	—	—	1,000

Net loss, year ended August 31, 2010	—	—	—	—	—		(60,270)	(60,270)

Balance at August 31, 2010.	3,547,334	235,250	23,051	—	1,000	(500)	(314,409)	(55,608)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	3,050	—	—	—	—	3,050

Various common stock issuances
for cash at $0.15 per share	290,003	43,500	—	—	—	—	—	43,500

Common stock subscribed on November 30, 2011	6,667	1,000	—	—	(1,000)	—	—	—

Conversion of related party note
into common stock at $0.10 per share
on December 10, 2011	490,654	49,065	—	—	—	—	—	49,065

Common stock issued for services on
August 3, 2011 to a related party at
$0.15 per share	250,000	37,500	—	—	—	—	—	37,500

Common stock issued for services on
August 4, 2011 at $0.15 per share	150,000	22,500	—	—	—	—	—	22,500

Net loss year ended August 31, 2011	—	—	—	—	—	—	(136,802)	(136,802)

Balance at August 31, 2011	4,734,658	$388,815	$27,301	$—	$—	$(500)	$(451,211)	$(35,595)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Office space contributed by
an officer	—	$—	$1,200	$—	$—	$—	$—	$1,200

Services contributed by an officer	—	—	6,140	—	—	—	—	6,140

Common stock issuance for cash on
September 28, 2012 at $0.15 per share	39,910	5,987	—	—	—	—	—	5,987

Common stock issuance for cash on
January 27, 2012, at $0.15 per share	40,000	6,000	—	—	—	—	—	6,000

Common stock subscribed on February 27, 2012	—	—	—	—	1,500	—	—	1,500

Common stock issuance for cash on
March 5, 2012 at $0.15 per share	10,000	1,500	—	—	(1,500)	—	—	—

Common stock issuance for cash on
April 17, 2012 at $0.15 per share	20,000	3,000	—	—	—	—	—	3,000

Common stock issuance for cash on
May 7, 2012 at $0.15 per shar	11,500	1,725	—	—	—	—	—	1,725

Net Loss year ended August 31, 2012	—	—	—	—	—	—	(59,675)	(59,675)

Balance at August 31, 2012	4,856,068	407,027	34,641	—	—	(500)	(510,886)	(69,718)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	4,980	—	—	—	—	4,980

Common stock issuance for cash on
October 23, 2012 at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Common stock issued for services on
June 24, 2013 at $0.25per share	8,000	2,000	—	—	—	—	—	2,000

Common stock subscribed on August 27, 2013	—	—	—	—	3,000	—	—	3,000

Net Loss year ended August 31, 2013	—	—	—	—	—	—	(57,318)	(57,318)

Balance at August 31, 2013	4,897,402	$414,027	$40,821	$—	$3,000	$(500)	$(568,204)	$(110,856)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows

			March 1,
			2005
			(Inception)
	For the Year Ended		Through
	August 31,		August 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(57,318)	$(59,675)	$(568,204)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	4,942	6,150	58,352
Contributed capital to fund expenses	6,180	7,340	40,721
Common stock issued for services	2,000	—	118,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	77	157	—
(Increase) decrease in security deposits	(288)	—	(288)
Increase (decrease) in accounts payable
and accrued liabilities	6,703	8,179	27,929
Net cash used in
operating activities	(37,704)	(37,849)	(323,490)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	5,000	18,212	207,462
Proceeds from related party loans	31,457	16,753	154,660
Common stock subscription	3,000	-	3,000
Payments on related party loans	—	(1,000)	(13,000)
Net cash provided by
financing activities	39,457	33,965	352,122

Net change in cash	1,753	(3,884)	1,762

Cash, beginning of period	109	3,993	100

Cash, end of period	$1,862	$109	$1,862

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes.	$—	$—	$—
Interest	$—	$653	$4,907

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2013 and 2012

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
August 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of August 31:

	2013	2012
Deferred tax assets:
NOL Carryover	$172,100	$122,700
Related Party Accruals	5,100	2,500

Valuation allowance	(177,200)	(125,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the years ended August 31, 2013 and 2012 due to the following:

	2013	2012
Book Loss	$(21,800)	$(17,902)
Contributed Services	2,300	2,202
Stock Issued for Services	800	-
Meals and Entertainment	400	-
Related Party Accruals	1,900	-
State Taxes	(300)	-

Valuation allowance	16,700	15,700
	$-	$-

At August 31, 2013, the Company had net operating loss carryforwards of approximately $452,800, which expires in 2034, that may be offset against future taxable income as long as the “continuity of ownership” test is met.  No tax benefit has been reported in the August 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2013 and 2012

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

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2013 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

The following table sets forth the computation of basic loss per share for the periods indicated:

	For the Years Ended August 31, 2013	For the Years Ended August 31, 2012
Loss (numerator)	$(57,318)	$(59,675)
Shares (denominator)	4,884,500	4,811,502
Net loss per common share – basic and diluted	$(0.01)	$(0.01)

f.  Development Stage

The Company is in the development stage in accordance with ASC Topic 915 “Development Stage Entities”.  As of August 31, 2013 the Company has devoted substantially all of its efforts to financial planning and acquiring and reconditioning a sailing vessel.

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

Fixed assets and related depreciation for the years ended August 31 are as follows:

	2013	2012
Sailing vessel	$65,870	$65,870
Accumulated depreciation	(58,351)	(53,409)
Total fixed assets	$7,519	$12,461

Depreciation expense was $4,942 and $6,150 for the years ended August 31, 2013 and 2012, respectively.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2013 and 2012

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Revenue Recognition

Revenue will be recognized when the services are provided and collection is reasonably assured.

i. Foreign Currency Translation

Expenses incurred and paid in foreign currency have been translated to U.S. currency for reporting purposes.

j. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $345 and $1,381of advertising expense during the years ended August 31, 2013 and 2012, respectively.

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

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2013 and 2012

NOTE 2 -  RELATED PARTY TRANSACTIONS

As of August 31, 2013, the Company has a secured promissory note to the sole officer and director for $99,510 for working capital.  The loan carries a 6% interest rate and is due on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $13,373 and $8,469 as of August 31, 2013 and 2012, respectively.

For the years ended August 31, 2013 and 2012 the sole officer of the Company contributed services and rent valued at $6,180 and $7,340, respectively. This amount has been booked to additional paid in capital.

NOTE 3 - COMMON STOCK TRANSACTIONS

During the year ended August 31, 2013, The Company issued 33,334 shares of common stock for cash of $5,000.  The Company also issued 8,000 shares of common stock in exchange for services valued at $2,000.

During the year ended August 31, 2012, the Company issued 121,410 shares of common stock for cash of $18,212.

ROSEWIND CORPORATION
(A Development Stage Company)
Notes to the Financial Statements
August 31, 2013 and 2012

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

NOTE 5 -SUBSEQUENT EVENT

On September 2, 2013, the Company issued 20,000 shares of common stock in satisfaction of the common stock subscription of $3,000.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of August 31, 2013 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as August 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of August 31, 2013.

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

NAME	POSITION	AGE

James B. Wiegand	President, Chief Financial Officer, Secretary and Director	67

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

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table presents all information regarding the compensation awarded to, earned by, or paid to named executive offices for the fiscal year ended August 31, 2013 and during the last eight fiscal years.

SUMMARY COMPENSATION TABLE

				Long Term	All Other
		Annual Compensation		Compensation Awards	Compensation ($)
					Securities
Name and				Restricted Stock	Underlying
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)

James B. Wiegand	2013	0	0	0	0
President, Secretary and Director	2012	0	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists, as of August 31, 2013, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,917,402 shares of common stock which are issued and outstanding. Unless otherwise indicated, the business address of each such person is c/o Rosewind Corporation, 16200 WCR 18E, Loveland, Colorado 80537.

OFFICERS, DIRECTORS	NUMBER	BENEFICIAL
AND 5% SHAREHOLDERS	OF SHARES	OWNERSHIP (%)

James B. Wiegand	1,740,659(1)*	35.4%

Katherine Gould	566,000(2)	11.5%

Michael Wiegand	946,000(3)	19.2%

All directors and executive officers as a group (1 person)	1,740,659*	35.4%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of August 31, 2013, the Company has a secured promissory note to the sole officer and director for $99,509 for working capital.  The loan carries a 6% interest rate, matures on November 30, 2013 and is secured by the sailing vessel. Accrued interest payable on the loan totaled $13,373 as of August 31, 2013.

The Company also had an unsecured convertible promissory note dated June 8, 2010 to the sole officer and director for working capital. The entire principal balance of $49,065 was converted into shares of our common stock. Conversion is at the option of the note holder at the rate of $0.10 per share of common stock. On December 10, 2010 we issued James B. Wiegand 490,654 shares of our common stock in consideration of cancelation of note principal totaling $49,065.The loan carried a 6% interest rate and was due on demand.   Accrued interest payable on the note totaled $653 as of August 31, 2011.

For the years ended August 31, 2013 and 2012 the sole officer of the Company contributed services valued at $4,980 and $6,140, respectively. This amount has been booked to additional paid in capital.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal year ended August 31, 2013, we incurred approximately $14,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements.

For the fiscal year ended August 31, 2012, we incurred approximately $16,700 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

ROSEWIND CORPORATION (Registrant)

DATE: November 26, 2013	By:	/s/ James B. Wiegand
James B. Wiegand President, Sole Director and Chief Financial Officer