Form 10-Q
period 2013-11-30
Rosewind CORP
filed 2014-01-10
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2013	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of January 10, 2014, 4,917,402 shares of common stock, no par value of registrant were outstanding.

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	November 30,	August 31,
	2013	2013
Assets	(unaudited)

Current Assets:
Cash	$445	$1,862
Prepaid asset	107	—

Total current assets	552	1,862

Property and equipment, net	6,324	7,519

Other Assets:
Security deposits	288	288

Total assets	$7,164	$9,669

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,763	$6,842
Accrued liabilities	800	800
Accrued interest payable, related party	14,873	13,373
Loans payable to related party	104,951	99,510

Total current liabilities	133,387	120,525

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,917,402 and 4,897,402 shares issued and outstanding, respectively	417,027	414,027
Common stock subscription	—	3,000
Additional paid-in capital	41,961	40,821
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(584,711)	(568,204)
Total shareholders' equity (deficit)	(126,223)	(110,856)

Total liabilities and shareholders' equity (deficit)	$7,164	$9,669

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2013	2012	2013

Revenue	$—	$—	$5,250

Operating expenses:
Professional fees	7,246	9,706	177,925
Contributed services, related party (Note 2)	1,140	2,350	37,471
General and administrative	6,621	6,777	348,143

Total operating expenses	15,007	18,833	563,539

Loss from operations	(15,007)	(18,833)	(558,289)

Other Income (Expense)
Other income	—	—	274
Interest expense	(1,500)	(1,026)	(26,696)

Total other expenses	(1,500)	(1,026)	(26,422)

Net loss	$(16,507)	$(19,859)	$(584,711)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	4,916,735	4,863,760

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

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2012	4,856,068	407,027	34,641	—	—	(500)	(510,886)	(69,718)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	4,980	—	—	—	—	4,980

Common stock issuance for cash on
October 23, 2012 at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Common stock issued for services on
June 24, 2013 at $0.25per share	8,000	2,000	—	—	—	—	—	2,000

Common stock subscribed on August 27, 2013	—	—	—	—	3,000	—	—	3,000

Net Loss year ended August 31, 2013	—	—	—	—	—	—	(57,318)	(57,318)

Balance at August 31, 2013	4,897,402	$414,027	$40,821	$—	$3,000	$(500)	$(568,204)	$(110,856)

Issuance of common stock subscription on September 3, 2013 (unaudited)	20,000	3,000	—	—	(3,000)	—	—	—

Office space contributed by
an officer (unaudited)	—	—	300	—	—	—	—	300

Services contributed by an officer (unaudited)	—	—	840	—	—	—	—	840

Net Loss quarter ended November 30, 2013 (unaudited)	—	—	—	—	—	—	(16,507)	(16,507)

Balance at August 31, 2013	4,917,402	$417,027	$41,961	$—	$—	$(500)	$(584,711)	$(126,223)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Three Months Ended		Through
	November 30,		November 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(16,507)	$(19,859)	$(584,711)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	1,195	1,286	59,547
Contributed capital to fund expenses	1,140	2,350	41,861
Common stock issued for services	—	—	118,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(107)	77	(107)
(Increase) decrease in security deposit	—	—	(288)
Increase (decrease) in accounts payable
and accrued liabilities	7,421	7,230	35,350
Net cash used in
operating activities	(6,858)	(8,916)	(330,348)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	5,000	210,462
Proceeds from related party loans	5,441	4,508	160,101
Payments on related party loans	—	—	(13,000)
Net cash provided by
financing activities	5,441	9,508	357,563

Net change in cash	(1,417)	592	345

Cash, beginning of period	1,862	109	100

Cash, end of period	$445	$701	$445

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$4,907

NON CASH INVESTING AND FINANCING ACTIVITIES:
During the quarter ended November 30, 2013, the Company issued 20,000 shares of common stock in satisfaction of a common stock subscription of $3,000.

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the three months ended November 30, 2013 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

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

Note 3:  Related Party Transactions

As of November 30, 2013, the Company has a secured promissory note to the sole officer and director for $104,951 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $14,873 as of November 30, 2013.

For the three month period ended November 30, 2013 the sole officer of the Company contributed services and rent valued at $1,140. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the three months ended November 30, 2013 the Company issued 20,000 shares of common stock in satisfaction of a common stock subscription of $3,000.

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

We have had $5,250 in operating revenues since inception, March 1, 2005 through November 30, 2013.  We have incurred operating expenses totaling $563,539 as of November 30, 2013. Such expenses consisted primarily of general and administrative, professional fees and services along with costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(584,711) as of November 30, 2013 and our losses continue to mount.

Our net loss decreased by $3,082 or 16% to $16,507 from $19,859 for the three month period ended November 30, 2013 compared with the prior year three month period ended November 30, 2012. This was primarily attributed to boat repair and maintenance expense and management expense decreasing by 56% over the prior year and professional fees decreasing by 25% and interest expense increasing by 46% over the prior year. We attribute these changes to the yacht being at sea or docked for the first quarter, an increase in the interest charged on the loan payable as the balance of the loan increases, and a decrease in fees paid to the auditors.

Liquidity and Capital Resources

At November 30, 2013, we had $445 in cash and a working capital deficit of $(132,835).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

From the date of incorporation to November 30, 2013, our accumulated losses are $584,711. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

ROSEWIND CORPORATION
                                                                                                              (Registrant)

DATE:    January 10, 2014                                                                         BY:  /s/ James B. Wiegand
              James B. Wiegand
              President