Form 10-Q
period 2014-02-28
Rosewind CORP
filed 2014-04-11
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 28, 2014	Commission File Number 000-53121

ROSEWIND CORPORATION

(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of April 11, 2014, there were 4,917,402 shares of common stock, no par value of registrant outstanding.

\

ROSEWIND CORPORATION

(A Development Stage Company)

Balance Sheets

	February 28,	August 31,
	2014	2013
Assets	(unaudited)

Current Assets:
Cash	$184	$1,862
Prepaid asset	29	—

Total current assets	213	1,862

Property and equipment, net	5,129	7,519

Other assets:
Security deposits	288	288

Total assets	$5,630	$9,669

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$11,113	$6,842
Accrued liabilities	12,800	800
Accrued interest payable, related party	16,510	13,373
Loans payable to related party	113,026	99,510

Total current liabilities	153,449	120,525

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
4,917,402 and 4,856,068 shares issued and outstanding, respectively	417,027	414,027
Common stock subscription	—	3,000
Additional paid-in capital	42,561	40,821
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(606,907)	(568,204)
Total shareholders' equity (deficit)	(147,819)	(110,856)

Total liabilities and shareholders' equity (deficit)	$5,630	$9,669

See accompanying notes to financial statements

ROSEWIND CORPORATION

(A Development Stage Company)

Statements of Operations

(Unaudited)

					March 1,
					2005
	For the Three Months Ended		For the Six Months Ended		(Inception) Through February
	February 28,		February 28,		28,
	2014	2013	2014	2013	2014

Revenue	$—	$—	$—	$—	$5,250

Operating expenses:
Professional fees	15,086	3,402	22,332	13,107	193,011
Contributed services, related party (Note 3)	600	1,050	1,740	3,400	38,071
General and administrative	4,873	8,099	11,494	14,876	353,016

Total operating expenses	20,559	12,551	35,566	31,383	584,098

Loss from operations	(20,559)	(12,551)	(35,566)	(31,383)	(578,848)

Other Income (Expense)
Other income	—	—	—	—	274
Interest expense	(1,637)	(1,108)	(3,137)	(2,134)	(28,333)

Total other expenses	(1,637)	(1,108)	(3,137)	(2,134)	(28,059)

Net loss	$(22,196)	$(13,659)	$(38,703)	$(33,517)	$(606,907)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	4,917,402	4,889,402	4,917,071	4,876,510

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

ROSEWIND CORPORATION

(A Development Stage Company)

Statements of Changes in Shareholders' Equity (Deficit)

(Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2012	4,856,068	$407,027	$34,641	$—	$—	$(500)	$(510,886)	$(69,718)

Office space contributed
by an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	6,140	—	—	—	—	6,140

Common stock issuance for cash on
October 23, 2012 at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Common stock issued for services
on June 24, 2013 at $0.25 per share	8,000	2,000	—	—	—	—	—	2,000

Common stock subscribed on August 27, 2013	—	—	—	—	3,000	—	—	3,000

Net loss year ended August 31, 2013	—	—	—	—	—	—	(57,318)	(57,318)

Balance at August 31, 2013	4,897,402	414,027	40,821	—	(3,000)	(500)	(568,204)	(110,856)

Issuance of common stock subscription on September 3, 2013 (unaudited)	20,000	3,000	—	—	(3,000)	—	—	—

Office space contributed
an officer (unaudited)	—	—	600	—	—	—	—	600

Services contributed by an officer (unaudited)	—	—	1,140	—	—	—	—	1,140

Net loss quarter ended February 28, 2014 (unaudited)
	—	—	—	—	—	—	(38,703)	(38,703)

Balance at February 28, 2014 (unaudited)	4,917,402	$417,027	$42,561	$—	$—	$(500)	$(606,907)	$(147,819)

See accompanying notes to financial statements

ROSEWIND CORPORATION

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			March 1,
			2005
			(Inception)
	For the Six Months Ended		Through February
	February 28,		28,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(38,703)	$(33,517)	$(606,907)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	2,390	2,534	60,742
Contributed capital for operating expenses	1,740	3,400	42,461
Common stock issued for services	—	—	118,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(29)	77	(29)
(Increase) decrease in security deposits	—	—	(288)
Increase (decrease) in accounts payable
and accrued liabilities	19,408	10,309	47,337
Net cash used in
operating activities	(15,194)	(17,197)	(338,684)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Proceeds from the sale of common stock	—	5,000	210,462
Proceeds from related party loans	13,516	15,274	168,176
Payments on related party loans	—	—	(13,000)
Net cash provided by
financing activities	13,516	20,274	365,638

Net change in cash	(1,678)	3,077	84

Cash, beginning of period	1,862	109	100

Cash, end of period	$184	$3,186	$184

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$4,907

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—	$118,000

During the quarter ended November 30, 2013, the Company issued 20,000 shares of common stock in satisfaction of a common stock subscription of $3,000.

See accompanying notes to financial statements

ROSEWIND CORPORATION

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the six months ended February 28, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

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

Note 3:  Related Party Transactions

As of February 28, 2014, the Company has a secured promissory note to the sole officer and director for $113,026 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $16,510 as of February 28, 2014.

For the six month period ended February 28, 2014 the sole officer of the Company contributed services and rent valued at $1,740. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the six months ended February 28, 2014 the Company issued 20,000 shares of common stock in satisfaction of a common stock subscription of $3,000.

ROSEWIND CORPORATION

(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 5:  Subsequent Events

Subsequent to February 28, 2014, the Company issued 100,000 shares of common stock for services performed on behalf of the Company valued at $15,000. The Company also converted $90,000 of the secured promissory note into 600,000 shares of common stock. In addition, the Company issued 18,000 shares of common stock for cash of $2,700.

Also subsequent to February 28, 2014, the Company received a deposit of $1,000 in prepayment for sail training.

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

We have had $5,250 in operating revenues since inception, March 1, 2005 through February 28, 2014.  We have incurred operating expenses totaling $584,098 as of February 28, 2014. Such expenses consisted primarily of general and administrative, professional fees and services along with costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(606,907) as of February 28, 2014 and our losses continue to mount.

Our net loss increased by $5,186 or 15% to $38,703 from $33,517 for the six month period ended February 28, 2014 compared with the prior year six month period ended February 28, 2013. This was primarily attributed to boat repair and maintenance expense and management expense decreasing by 40% over the prior year and consulting fees increasing by 84% and interest expense increasing by 47% over the prior year.  We attribute these changes to the yacht being at sea or docked for the majority of the year, an increase in the interest charged on the loan payable as the balance of the loan increases, and an increase in consulting fees during the recent quarter.

Liquidity and Capital Resources

At February 28, 2014, we had $184 in cash and a working capital deficit of $(152,948).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

From the date of incorporation to February 28, 2014, our accumulated losses are $606,907. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

ROSEWIND CORPORATION (Registrant)

DATE: April 11, 2014	BY:	/s/ James B. Wiegand
James B. Wiegand
President