Form 10-Q
period 2014-05-31
Rosewind CORP
filed 2014-07-10
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: May 31, 2014	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

(970) 635-0346
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12(b) of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐      No  ☑

As of July 1, 2014, 5,735,402 shares of common stock, no par value of registrant were outstanding.

\

ROSEWIND CORPORATION
(A Development Stage Company)
Balance Sheets

	May 31,	August 31,
	2014	2013
Assets	(unaudited)

Current Assets:
Cash	$8,969	$1,862
Prepaid asset	306	—

Total current assets	9,275	1,862

Property and equipment, net	3,933	7,519

Other assets:
Security deposits	288	288

Total assets	$13,496	$9,669

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,011	$6,842
Accrued liabilities	800	800
Accrued interest payable, related party	17,202	13,373
Loans payable to related party	28,526	99,510

Total current liabilities	49,539	120,525

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
5,735,402 and 4,897,402 shares issued and outstanding, respectively	539,727	414,027
Common stock subscription	—	3,000
Additional paid-in capital	43,461	40,821
Accumulated deficit	(500)	(500)
Deficit accumulated during development stage	(618,731)	(568,204)
Total shareholders' equity (deficit)	(36,043)	(110,856)

Total liabilities and shareholders' equity (deficit)	$13,496	$9,669

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					March 1,
					2005
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		Through
	May 31,		May 31,		May 31,
	2014	2013	2014	2013	2014

Revenue	$1,000	$1,750	$1,000	$1,750	$6,250

Operating expenses:
Professional fees	6,116	2,290	28,449	15,398	199,127
Contributed services, related party (Note 4)	900	2,090	2,640	5,490	38,971
General and administrative	5,116	9,328	16,609	24,203	358,132

Total operating expenses	12,132	13,708	47,698	45,091	596,230

Loss from operations	(11,132)	(11,958)	(46,698)	(43,341)	(589,980)

Other income (expense)
Other income	—	—	—	—	274
Interest expense	(692)	(1,307)	(3,829)	(3,441)	(29,025)

Total other expenses	(692)	(1,307)	(3,829)	(3,441)	(28,751)

Net loss	$(11,824)	$(13,265)	$(50,527)	$(46,782)	$(618,731)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	5,117,365	4,889,402	5,510,337	4,880,855

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

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Changes in Shareholders' Equity (Deficit)
(Continued)

							Deficit
				Accumulated			Accumulated
			Additional	Other	Common		During
	Common Stock		Paid-in	Comprehensive	Stock	Accumulated	Development	Total
	Shares	Amount	Capital	Loss	Subscription	Deficit	Stage	Equity

Balance at August 31, 2012	4,856,068	$407,027	$34,641	$—	$—	$(500)	$(510,886)	$(69,718)

Office space contributed by
an officer	—	—	1,200	—	—	—	—	1,200

Services contributed by an officer	—	—	6,140	—	—	—	—	6,140

Common stock issuance for cash on
October 23, 2012 at $0.15 per share	33,334	5,000	—	—	—	—	—	5,000

Common stock issued for services

on June 24, 2013 at $0.25 per share	8,000	2,000	—	—	—	—	—	2,000

Common stock subscribed on August 27, 2013	—	—	—	—	3,000	—	—	3,000

Net loss year ended August 31, 2013	—	—	—	—	—	—	(57,318)	(57,318)

Balance at August 31, 2013	4,897,402	414,027	40,821	—	3,000	(500)	(568,204)	(110,856)

Issuance of common stock subscription on September 3, 2013 (unaudited)	20,000	3,000	—	—	(3,000)	—	—	—

Office space contributed by
an officer (unaudited)	—	—	900	—	—	—	—	900

Services contributed by an officer (unaudited)	—	—	1,740	—	—	—	—	1,740

Common stock issuance for cash on March 17, 2014 at $0.15 per share (unaudited)	18,000	2,700	—	—	—	—	—	2,700

Common stock issued in exchange for services valued at $0.15 per share (unaudited)	100,000	15,000	—	—	—	—	—	15,000

Common stock issuance for cash on May 8, 2014 at $0.15 per share (unaudited)	100,000	15,000	—	—	—	—	—	15,000

Conversion of $90,000 secured note into common stock valued at $0.15 per share (unaudited)	600,000	90,000	—	—	—	—	—	90,000

Net loss quarter ended May 31, 2014 (unaudited)	—	—	—	—	—	—	(50,527)	(50,527)

Balance at May 31, 2014 (unaudited)	5,735,402	$539,727	$43,461	$—	$—	$(500)	$(618,731)	$(36,043)

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			March 1,
			2005
			(Inception)
	For the Nine Months Ended		Through
	May 31,		May 31,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$(50,527)	$(46,782)	$(618,731)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	3,586	3,748	61,938
Contributed capital for operating expenses	2,640	5,490	43,361
Common stock issued for services	15,000	—	133,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(306)	77	(594)
Increase (decrease) in accounts payable
and accrued liabilities	(2)	4,997	27,927
Net cash used in
operating activities	(29,609)	(32,470)	(353,099)

Cash flows from investing activities:
Cash paid for fixed assets	—	—	(26,870)
Net cash used in
investing activities	—	—	(26,870)

Cash flows from financing activities:
Common stock issued for cash	17,700	5,000	228,162
Proceeds from related party loans	19,016	28,089	173,676
Payments on related party loans	—	—	(13,000)
Net cash provided by
financing activities	36,716	33,089	388,838

Net change in cash	7,107	619	8,869

Cash, beginning of period	1,862	109	100

Cash, end of period	$8,969	$728	$8,969

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$4,907

NON CASH INVESTING AND FINANCING ACTIVITIES:

During the period ended May 31, 2014, the Company issued 20,000 shares of common stock in satisfaction of a common stock subscription of $3,000. Also the Company issued 600,000 shares of common stock upon conversion of $90,000 in outstanding related party loans payable.

See accompanying notes to financial statements

ROSEWIND CORPORATION
(A Development Stage Company)

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the nine months ended May 31, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2014.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company is a development stage enterprise with losses since inception and a limited operating history.  These factors, among others, create substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

Note 3:  Related Party Transactions

As of May 31, 2014, the Company has a secured promissory note to the sole officer and director for $28,526 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $17,202 as of May 31, 2014.  During the nine months ended May 31, 2014, the Company converted $90,000 of the secured promissory note into 600,000 shares of common stock.

For the nine month period ended May 31, 2014, the sole officer of the Company contributed services and rent valued at $2,640. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the nine months ended May 31, 2014 the Company issued 20,000 shares of common stock in satisfaction of a common stock subscription of $3,000. The Company also issued 100,000 shares of common stock for services performed on behalf of the Company valued at $15,000. The Company also converted $90,000 of the secured promissory note into 600,000 shares of common stock. In addition, the Company issued 118,000 shares of common stock for cash of $17,700.

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

We conducted our second student training voyage in April 2009, a third during July of 2012, our fourth training voyage in May 2013 and a fifth training voyage in May 2014.   Net revenue of $6,250 was earned for the voyages. All students have been non-related third parties.

We have had $6,250 in operating revenues since inception, March 1, 2005 through May 31, 2014.  We have incurred operating expenses totaling $596,230 as of May 31, 2014. Such expenses consisted primarily of general and administrative, professional fees and services along with costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $(618,731) as of May 31, 2014 and our losses continue to mount.

Our net loss increased by $3,746 or 8% to $50,528 from $46,782 for the nine month period ended May 31, 2014 compared with the prior year nine month period ended May 31, 2013. This was primarily attributed to boat repair and maintenance expense and management expense decreasing by 44% over the prior year and consulting fees increasing by 85% and interest expense increasing by 11% over the prior year.  We attribute these changes to the yacht being at sea or docked for the majority of the year, an increase in the interest charged on the loan payable as the balance of the loan increases, and an increase in consulting fees during the recent quarter.

Liquidity and Capital Resources

At May 31, 2014, we had $8,969 in cash and a working capital deficit of $(39,977).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

From the date of incorporation to February 28, 2014, our accumulated losses are $618,731. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

ROSEWIND CORPORATION (Registrant)

DATE: July 10, 2014	BY:	/s/ James B. Wiegand
James B. Wiegand
President