Form 10-K
period 2014-08-31
Rosewind CORP
filed 2014-11-26
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-K

[X}   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended August 31, 2014

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
Common Stock, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     [X]          No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

State issuer's revenues for the most recent fiscal year:  $1,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  [ ]     No [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

The aggregate market value of the voting stock held by non-affiliates (3,156,743 shares of no par value Common Stock) was $1,104,860 as of September 30, 2014. The stock price for computation purposes was $ 0.35 per share, based on the fact that the final trade for the Registrant's Common Shares on the OTCBB on September 30, 2014 was at $ 0.35 per share. The value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares.

The number of shares outstanding of the Registrant's Common Stock as of the latest practicable date, October 14, 2014 was: 5,835,402 shares.

ROSEWIND CORPORATION

FORM 10-K FOR THE YEAR ENDED AUGUST 31, 2014

TABLE OF CONTENTS

PART I	Page

Item 1. Description of Business	3
Item 2. Description of Property	10
Item 3. Legal Proceedings	10
Item 4. Submission of Matters to a Vote of Security Holders	10

PART II

Item 5. Market for Common Equity and Related Stockholder Matters	11
Item 6. Not Applicable	12
Item 7. Management's Discussion and Analysis or Plan of Operation	12
Item 8. Financial Statements	15
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	25
Item 9A. Controls and Procedures	28
Item 9B. Other Information	28

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	34
Item 11. Executive Compensation	34
Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters	36
Item 13. Certain Relationships and Related Transactions	32
Item 14. Principal Accountant Fees and Services	32
Item 15. Exhibits, Financial Statements, Schedules	32

Part I.

ITEM 1. DESCRIPTION OF BUSINESS

Company History

We were originally organized under the laws of the State of Colorado on August 9, 2002.

In March 2005, we adopted our business plan, which is the development of an offshore sailing school with initial operations in the vicinity of the Great Barrier Reef of Australia. Rosewind Corporation's mission is to train novice sailors to voyage offshore with safety and confidence. During 2005 and 2006, we purchased a sailing vessel located in Florida from our President, James Wiegand, in exchange for shares of our common stock. Michael Wiegand, who is our President's son, refitted the vessel and sailed single-handed to Australia to open the school where conditions are near-optimum. He was compensated with shares of our common stock for the value of his work as our captain. As of the date of this report, our vessel has returned to the United States and is located in San Francisco Bay at Oyster Point Marina. We are advertising for students and plan to generate revenue from training voyages.

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

We have placed classified advertising in sailing magazines, mailed our brochure and conducted telephone sales to book students from our office in Colorado. We have been attempting to generate revenue from students since February 2008, but as of August 31, 2014 and the date of this report we have trained one student on a two week voyage during early June of 2008, a second student on a one week voyage during April of 2009, a third student on Puget Sound during 2012 and, most recently, we trained two students on San Francisco Bay on a two-for-one special.

Securing and maintaining any licenses that may be deemed necessary by any governmental jurisdiction for commercial use of our sailing vessel will be expensive and time consuming. In the event we are unable or unwilling to comply, we could be forced to abandon efforts to secure licenses. Our vessel is foreign built and as such commercial activity within U.S. waters is governed by regulations of the US Department of Transportation. On August 17, 2012 we were notified by them that our application for a waiver of certain regulations that would normally be applicable to our vessel has been approved. This decision allows our vessel to engage in limited commercial activity in US waters, but only within those U.S. waters associated with Washington, California, Hawaii, Texas and Florida. In accordance with this waiver, our current certificate of documentation, dated September 27, 2014 contains a limited "coastwise endorsement." This and numerous additional factors may delay or prevent us from generating revenue from our vessel and planned operations and our cash reserves could be depleted. An unfavorable outcome in connection with these and other risks is possible, however we are not presently able to predict the outcome.

 Principal Services and their Markets

The Company's mission is to teach offshore sailing. Our philosophy is that people learn to sail across oceans best by direct experience. The "learn by doing experience" will enable the successful graduate to enjoy offshore cruising at a reduced level of risk by methodically preparing themselves and their boat.

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

Marketing of our Service

Our President will book students and deposit prepaid tuition or deposits into the company's bank account. He will utilize classified advertisements in sailing magazines to generate phone calls from potential students. We then mail a two page brochure, "crew data sheet" and a custom letter to prospective students.

Competition

We may face competition from other companies that advertise in the classified section of sailing magazines for the limited number of potential students. We have not done any study of the training programs offered by other companies or informally by individual boat owners. We face competition from sailing schools or individual boat owners offering larger and newer vessels, more experienced staff, greater business experience and asset and liability insurance. We have none of these resources. In addition, we face competition based on numerous factors including marketing and sales capability from larger companies. We have only limited experience in these areas at this time and therefore we are at a competitive disadvantage.

Intellectual Property

We have no intellectual property.

Governmental Regulation

While at sea we are not subject to governmental regulation beyond the documentation of our vessel and registration of its radio. In the event that any portion of our shore based activities, consisting primarily of logistics, student rendezvous and vessel maintenance were found to be in violation of the regulations of a country whose waters of port facilities we utilize, we may be forced to relocate, undergo delays and/or incur significant expenses in connection with licensing requirements or fines. We could be forced to suspend operations or face the impoundment of our vessel. As of August 31, 2014 and the date of this report our vessel is authorized to conduct sailing school activities in U.S. waters only within the waters associated with the states of Washington, California, Hawaii, Texas and Florida. We cannot assure you that in the future we will apply for, or successfully obtain, additional regulatory approvals.

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

The following data includes our vessel's size, age and other data extracted from the "Report of Survey."

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

EMPLOYEES

As of August 31, 2014 and the date of this report we have one employee.

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

From the date of incorporation to August 31, 2014, our accumulated losses are $629,927. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

In the past, the company has issued shares for cash, assets and services at prices which were solely determined by James B. Wiegand. At that time, James B. Wiegand made a determination of both the value of services and assets exchanged for our shares, and, as well, the price per share used as compensation. Transactions of this nature were made at less than arm's length and without input from a non-interested third party. Future transactions of a like nature could dilute the percentage ownership of the company represented by shares of an individual investor. While the company believes its past transactions were appropriate, and plans to act in good faith in the future, an investor in our shares will have no ability to alter such transactions as they may occur in the future and, further, may not be consulted by the company in advance of any such transactions. An investor who is unwilling to endure such dilution should not purchase our shares.

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

As of the date of this report, management is evaluating the merits and risks associated with entering an additional business unrelated to its sailing school, however no definitive agreement has been signed.

Possible Change of Business Plan.

Management may elect to augment, supplement or otherwise change its business plan. This may happen in the near future.

As of August 31 and the date of this report no decision in this regard has been reached. However, if such a plan is adopted,  it may involve new management, and/or operations in a business unrelated to the Company's sailing school. The Company is considering various options and may ultimately elect to become involved with a "start up" or other business opportunity which is unproven, generates little or no cash revenues, projects significant negative cash flow and whose sole source of operating capital is the potential sale to investors of the Company's common stock.

There is a strong likelihood and significant risk that such change will result in continued and escalating losses.

Risk to  investors is extremely high. The Company could become insolvent and cease operations entirely.

Until these uncertainties  are resolved there can be no prediction of or assurance of a favorable outcome.  Therefore anyone unable or unwilling to risk a complete loss of  all  money invested should not purchase our shares.

WE DEPEND UPON OUR KEY PERSONNEL AND THEY WOULD BE DIFFICULT TO REPLACE.

We believe that our success will depend on the continued involvement of our senior management, i.e. our President, James B. Wiegand, who is 68 years old, and who also is responsible for boat maintenance, training operations and serves as our captain. Mr. Wiegand is involved in other business activities and we have no written employment agreement with him. If our President proves unwilling or unable to continue to serve then operations together with administrative functions and SEC reporting could be restricted or delayed.  In light of the facts that our vessel is generally well maintained and student load has been below projections, Mr. Wiegand has been able to stay current with all needs of the Company under its present business plan. As required, our President, who has over 50 years of sailing experience, but holds no license, plans to conduct our training voyages. If we are unable to operate with one employee our business may suffer and investors would likely lose all money invested.

RISKS RELATED TO OUR INDUSTRY

SHAREHOLDERS RISK THAT WE WILL BE UNABLE TO SUCCESSFULLY MARKET OUR SERVICE. WE HAVE NOT YET ESTABLISHED THAT OUR SERVICE WILL BE SAFE, EFFECTIVE OR ACCEPTED IN THE MARKET.

The training of offshore sailors is a niche market of undefined size and our mission to serve this market is likely to meet with slow acceptance and minimal sales. As of the date of this report, we have trained only six students. The students responded to our classified advertisement. Our first student provided us with a handwritten letter of recommendation and we now provide prospective students with a copy of his letter and related editorial coverage that ran in a sailing magazine. We are presently evaluating options to increase our student bookings. These include land based seminars, cooperative programs with sailing schools that offer only basic training, expansion of on board dive facilities, better use of the internet to recruit students. We are exposed to the dangers of bad weather, commercial ship traffic and numerous other risks inherent in voyaging across oceans in a small boat. Our vessel could be disabled, damaged or lost at sea. A student or staff member could be injured or lost at sea in spite of precautions. In the event our company fails to increase student revenue or encounters a serious and sustained problem with its operations or staffing, shareholders would likely lose their entire investment.

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

Additionally, various counties located in California assess personal property taxes on business or personal assets located within their jurisdiction. To date we have not experienced any similar situation elsewhere; however, during early 2013 we received such a tax notice from Alameda County where our vessel was on January 1, 2013 at San Leandro Marina. We  disputed the amount of tax which we believe was not calculated based upon an accurate valuation of our vessel. On August 4, 2014 we received notification that Alameda County had changed the assessed value of our vessel and the situation was resolved and tax of $310 was paid. Further, we understand that in the event such local personal property taxes, regardless of their accuracy, remain unpaid, and we are not able to take advantage of provisions we believe exempt transient vessels from the tax, we could find our vessel subject to aggressive tax collection methods, including tax lien and/or associated penalties.  As of the date of this report we are not able to predict the outcome of this and any related uncertainties.

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

Our planned sailing school operations create a risk of liability for injury or loss of life of participants. We manage our liability risks by following the proper protocols of good seamanship. We presently operate with only limited liability, asset loss or damage insurance. While we have recently increased our level of coverage, we have been unable to afford more complete insurance coverage. A policy that offers more coverage is both very expensive and difficult to obtain. In the future, insurance coverage may not be available to us on acceptable terms, if at all.

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

 None.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our trading symbol is RSWN.

As of August 31, 2014 and the date of this report, our common stock is quoted by several market makers on the OTCQB, operated by OTC Markets. The criteria for listing on either the OTCBB, operated by FINRA, or OTCQB operated by OTC Markets are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

We have recently been notified by OTC Markets that they will begin charging companies listed on the OTCQB an annual fee. In the past no such fees were charged. Unless we experience increased trading volume such that a market maker will maintain a listing our shares on the OTCBB, we have little choice but to pay the required annual fee to OTC Markets and thus remain listed on the OTCQB.

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

On September 3, 2013, we issued Craig K. Olson 20,000 shares of our common stock in consideration for $3,000.

On March 17, 2014, we issued Ruth Harrison Revocable Trust 18,000 shares of our common stock in consideration for $2,700.

On March 19, 2014 we issued  James B. Wiegand 600,000 shares of our common stock in consideration of cancelation of notes totaling $90,000.

On March 20, 2014 we issued Michael Wiegand 100,000 shares of our common stock in consideration of services valued at $15,000.

On May 8, 2014, we issued Larry Willis 100,000 shares of our common stock in consideration for $15,000.

On September 25, 2014, we issued Craig K. Olson 100,000 shares of our common stock in consideration of $15,000.

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

ITEM 6. SELECTED FINANCIAL DATA- NOT APPLICABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Rosewind Corporation (the "Company"), which are included elsewhere in this Form 10-K. This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, and results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes", "expects", "anticipates", "estimates" or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

We have based the forward-looking statements relating to our operations on our management's current expectations, estimates and projections about our Company and the industry in which we operate. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

Plan of Operation

We set sail on our first student training voyage in late May 2008.  Our vessel, captained by Michael Wiegand, sailed from New Zealand to New Caledonia with one student aboard. The voyage required just over two weeks and was completed in June 2008. The student was a non-related third party voyaging on a "share expense" basis. While no net revenue was generated we gained valuable experience and written student feedback.

We conducted our second student training voyage in April 2009. Net revenue of $1,750 was earned for the one week voyage. The student was a non-related third party.

Our third student training voyage was conducted by James Wiegand in Puget Sound during July of 2012. The student was a non-related third party. We generated $1,750 in net revenue from student tuition.

In 2013 a student training was conducted by James Wiegand on San Francisco Bay. The two students were non-related father and son who took advantage of our two-for-one special. We generated $1,750 in net student tuition.  Our most recent student training took place in May 2014 and generated $1,000 in net revenue.

Subject to local weather conditions we plan to generate revenue as soon as more students can be located and booked. From March 1, 2005 (inception), through August 31, 2014 and the date of this Form 10-K, we had $6,250 of operating revenues. Going forward, we intend to generate revenue from student tuition.

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

We have found our vessel to be sound and seaworthy during the 2005-2006 voyages from Florida to Ecuador. After minor modifications to the deck plan Michael Wiegand single-handed our vessel from Ecuador to Australia and has thus demonstrated that our vessel can be sailed with no assistance from student crew. While Michael Wiegand is no longer serving as our captain, our President, James Wiegand, recently sailed our vessel solo from Neah Bay Washington to California. We believe our sound and sea worthy vessel and the proven experience of our personnel is key to our business plan in that any students we are training will not need to contribute to the operation of the vessel should they become incapacitated during a voyage.

Our target student will likely be a novice sailing enthusiast looking to crew for the adventure and travel experience or who is shopping for, or has just purchased a cruising sailboat. The training conducted by our sailing school will help the student select and equip a sailing vessel and prepare for crossing an ocean safely and confidently. We will admit less experienced sailors than those who can qualify themselves as experienced crew. In return for the higher cost, our week of training at sea delivered to our students at sea will be more personalized and structured than the typical "share expenses" crew opportunity.  Potential crew and novice yacht owners use classified advertisements as one method to locate a sailboat with plans for a specific voyage where they may gain experience. Generally, this is arranged by paying a portion of the expenses of the voyage. We may reject the applications of prospective students who are not, in our opinion, physically and mentally prepared for the challenge of ocean voyaging.

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

 As of the date of this report, our advertising program has produced only disappointing results. We have received very few calls from prospective students; however, the five students we have trained to date located us through our classified advertisement. We plan to continue monthly advertising and have, on occasion, added a photo of our vessel to run with the copy. We have also solicited editorial coverage for our sailing school. One editorial has been written and published in the November 2008 edition of "Cruising World" magazine. Improved response to our advertising was noted. Significant improvement in our revenues has not materialized to date.

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

The survey done on our vessel in 2005 states that the design and construction of our vessel is sound. The survey also states that our vessel needs proper ongoing maintenance to safely undertake ocean voyages. Consistent with the surveyor's recommendations we undertook a two month refit prior to the voyage from Florida to Australia. This included the replacement of all standing rigging, installation of a new diesel auxiliary engine and many additional upgrades needed for eventual use of the vessel for student training.

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

Financial Condition and Results of Operation

We have relocated and significantly prepared our vessel for operation as a sailing school, but, as of August 31, 2014 and the date of this report we have completed the training of only three regular paying students.

During June of 2008 we completed a two week training voyage with a student on a "share expense" basis. This voyage was for Nelson, New Zealand to Noumea, New Caledonia. No net revenue was generated. We confirmed the viability of our curriculum and we received a positively worded testimonial letter from the non-related third party student.

We conducted our second student training voyage in April 2009, a third during July of 2012, a fourth during 2013, and a fifth training voyage in May 2014.   Net revenue of $6,250 was earned for all the voyages. All students have been non-related third parties.

We have had operating revenues of $6,250 since inception, March 1, 2005 through August 31, 2014.  We have incurred operating expenses totaling $607,021 as of August 31, 2014. Such expenses consisted primarily of general and administrative, professional fees and services in connection with our Registration Statement and costs incurred to refurbish and relocate our sailing vessel. We have generated an accumulated deficit of $629,927 as of August 31, 2014. As of the date of this report our losses continue to mount.

Our net loss increased by $4,405 or 8% to $61,723 from $57,318 for the year ended August 31, 2014 compared with the prior year ended August 31, 2013. This was primarily attributed the net effect of the following four factors:

1.
General and administrative expenses decreased by $7,564, or 25%, to $22,340 for the year ended August 31, 2014 from $29,904 for the prior year ended August 31, 2013. This is attributable to two factors: decrease in costs incurred to maintain and upgrade our training vessel; decrease in management and travel expense.

2.
Professional fees increased by $13,179 or 73% to $31,259 for the year ended August 31, 2014 from $18,080 for the prior year ended August 31, 2013. This is attributable to an increase in consulting fees incurred in the process of the Company searching for a merger candidate.  Also there was an increase in audit and accounting fees over prior year.

3.
Revenue was $1,000 and $1,750 for the year ended August 31, 2014 and 2013, respectively.  There was revenue from one training voyage from sailing school operations during each of the last two years.  We believe student revenue has been negatively impacted by the impaired US economy.

Liquidity and Capital Resources

Management completed an Initial Public Offering of our common stock and proceeds of the offering were transferred from escrow to our bank on November 16, 2007.

On January 22, 2009 management initiated sale of a Regulation D Private Placement of up to 125,000 shares of its common stock at a price of $0.20 per share.  The offering was completed during June 2010 with 125,000 restricted shares issued in consideration of $25,000 in offering proceeds. All proceeds have been deposited into the company's bank and utilized for operations.

During July of 2010 management initiated sale of a Regulation D Private Placement of up to 133,334 shares of its common stock at a price of $0.15 per share.  At August 31, 2010, 33,334 restricted shares had been issued in consideration of $5,000 in offering proceeds. All proceeds were deposited into the company's bank and utilized for operations.

During February of 2011 management initiated sale of a Regulation D Private Placement of its common stock at a price of $0.15 per share.  At August 31, 2010, 290,003 restricted shares had been issued in consideration of $ 43,500 in offering proceeds. This private placement is open and the company anticipates receiving the additional investments as necessary to sustain future operations.  All proceeds have been deposited into the company's bank and utilized for operations.

At August 31, 2014, we had $2,315 in cash and a working capital deficit of $47,727.  As of the date of this report our liquidity and capital resources continue to decline.

The Company has had net losses and minimal revenue since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company intends to seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

Possible Change of Business Plan

Management may elect to augment, supplement or otherwise change its business plan. This may happen in the near future.

As of August 31 and the date of this report no decision in this regard has been reached. However, if such a plan is adopted,  it may involve new management, and/or operations in a business unrelated to the Company's sailing school. The Company is considering various options and may ultimately elect to become involved with a "start up" or other business opportunity which is unproven, generates little or no cash revenues, projects significant negative cash flow and whose sole source of operating capital is the potential sale to investors of the Company's common stock.

There is a strong likelihood and significant risk that such change will result in continued and escalating losses.

Risk to  investors is extremely high. The Company could become insolvent and cease operations entirely.

Until these uncertainties  are resolved there can be no prediction of or assurance of a favorable outcome.  Therefore anyone unable or unwilling to risk a complete loss of  all  money invested should not purchase our shares.

ITEM 8. FINANCIAL STATEMENTS.

The financial statements and supplementary data required by this item are submitted on page 20 of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rosewind Corporation
Loveland, Colorado

We have audited the accompanying balance sheets of Rosewind Corporation as of August 31, 2014 and 2013, and the related statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rosewind Corporation as of August 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has incurred significant losses since inception, raising substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
 HJ & Associates, LLC
Salt Lake City, Utah
November XX, 2014

ROSEWIND CORPORATION

Balance Sheets

	August 31,	August 31,
	2014	2013
Assets

Current Assets:
Cash	$2,315	$1,862
Prepaid asset	171	—

Total current assets	2,486	1,862

Property and equipment, net	2,739	7,519

Other Assets:
Security deposit	288	288

Total assets	$5,513	$9,669

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$310	$6,842
Accrued liabilities	1,600	800
Accrued interest payable, related party	17,607	13,373
Loans payable to related party	30,985	99,510

Total current liabilities	50,502	120,525

Shareholders' equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
5,735,402 and 4,897,402 shares issued and outstanding, respectively	539,727	414,027
Common stock subscription	—	3,000
Additional paid-in capital	45,711	40,821
Accumulated deficit	(630,427)	(568,704)
Total shareholders' equity (deficit)	(44,989)	(110,856)

Total liabilities and shareholders' equity (deficit)	$5,513	$9,669

See accompanying notes to financial statements

ROSEWIND CORPORATION

Statements of Operations

	For the Year Ended
	August 31,
	2014	2013

Revenue	$1,000	$1,750

Operating expenses:
Professional fees	31,259	18,080
Contributed services, related party (Note 2)	4,890	6,180
General and administrative	22,340	29,904

Total operating expenses	58,489	54,164

Loss from operations	(57,489)	(52,414)

Other Income (Expense)
Other income	—	—
Interest expense	(4,234)	(4,904)

Total other expenses	(4,234)	(4,904)

Net loss	$(61,723)	$(57,318)

Basic and diluted loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
common shares outstanding	5,273,144	4,884,500

 See accompanying notes to financial statements

ROSEWIND CORPORATION
Statements of Changes in Shareholders' Equity (Deficit)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Total
	Shares	Amount	Capital	Subscription	Deficit	Equity

Balance at September 1, 2012	4,856,068	$407,027	$34,641	—	$(511,386)	$(69,718)

Office space contributed by
an officer	—	—	1,200	—	—	1,200

Services contributed by an officer	—	—	4,980	—	—	4,980

Common stock issuance for cash on
October 23, 2012 at $0.15 per share	33,334	5,000	—	—	—	5,000

Common stock issued for services on
June 24, 2013 at $0.25per share	8,000	2,000	—	—	—	2,000

Common stock subscribed on	—	—	—	3,000	—	3,000
August 27, 2013

Net Loss year ended August 31, 2013	—	—	—	—	(57,318)	(57,318)

Balance at August 31, 2013	4,897,402	414,027	40,821	3,000	(568,704)	(110,856)

Issuance of common stock subscription on September 3, 2013	20,000	3,000	—	(3,000)	—	—

Office space contributed by
an officer	—	—	1,200	—	—	1,200

Services contributed by an officer	—	—	3,690	—	—	3,690

Common stock issuance for cash on March 17, 2014 at $0.15 per share	18,000	2,700	—	—	—	2,700

Common stock issued in exchange for services March 20, 2014 valued at $0.15 per share	100,000	15,000	—	—	—	15,000

Common stock issuance for cash on May 8, 2014 at $0.15 per share	100,000	15,000	—	—	—	15,000

Conversion of $90,000 secured note into common stock March 19, 2014 valued at $0.15 per share	600,000	90,000	—	—	—	90,000

Net loss year ended August 31, 2014	—	—	—	—	(61,723)	(61,723)

Balance at August 31, 2014	5,735,402	$539,727	$45,711	—	$(630,427)	$(44,989)

See accompanying notes to financial statements

ROSEWIND CORPORATION
Statements of Cash Flows

	For the Year Ended
	August 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(61,723)	$(57,318)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	4,780	4,942
Contributed capital to fund expenses	4,890	6,180
Common stock issued for services	15,000	2,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(171)	77
(Increase) decrease in security deposits	—	(288)
Increase (decrease) in accounts payable
and accrued liabilities	(1,498)	6,703
Net cash used in
operating activities	(38,722)	(37,704)

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash used in
investing activities	—	—

Cash flows from financing activities:
Common stock issued for cash	17,700	5,000
Proceeds from related party loans	26,475	31,457
Common stock subscription	—	3,000
Payments on related party loans	(5,000)	—
Net cash provided by
financing activities	39,175	39,457

Net change in cash	453	1,753

Cash, beginning of period	1,862	109

Cash, end of period	$2,315	$1,862

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes.	$—	$—
Interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
 During the year ended August 31, 2014, the Company issued 20,000 shares of common stock in satisfaction of a common stock subscription of $3,000.  Also the Company issued 600,000 shares of common stock upon conversion of $90,000 in outstanding related party loans payable.

See accompanying notes to financial statements

ROSEWIND CORPORATION
Notes to the Financial Statements
August 31, 2014 and 2013

NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

Rosewind Corporation (the "Company") was initially incorporated on August 9, 2002 in the State of Colorado.  On August 13, 2005, the Company issued its sole officer and director 100,000 shares of its no par common stock as payment for $500 in fees and expenses incurred as part of organizing the Company.  During October 2002, the sole officer and director contributed $100 to the Company in order to open a bank account in the Company's name.  Following the cash contribution, the Company remained inactive through June 1, 2004 when the corporation was dissolved.

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

b.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected an August 31 year-end.

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
Notes to the Financial Statements
August 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

Net deferred tax assets consist of the following components as of August 31:

	2014	2013
Deferred tax assets:
NOL Carryover	$186,400	$172,100
Related Party Accruals	6,700	5,100

Valuation allowance	(193,100)	(177,200)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. income tax rate to pretax income from continuing operations for the years ended August 31, 2014 and 2013 due to the following:

	2014	2013
Book Loss	$(23,500)	$(21,800)
Contributed Services	1,900	2,300
Stock Issued for Services	5,700	800
Meals and Entertainment	—	400
Related Party Accruals	1,600	1,900
State Taxes	(600)	(300)

Valuation allowance	14,900	16,700
	$-	$-

At August 31, 2014, the Company had net operating loss carryforwards of approximately $490,900, which expires in 2034, that may be offset against future taxable income as long as the "continuity of ownership" test is met.  No tax benefit has been reported in the August 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

ROSEWIND CORPORATION
Notes to the Financial Statements
August 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.  Income Taxes (Continued)

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as "major" tax jurisdictions, as defined.  No reserves for uncertain tax positions have been recorded.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

e.  Loss per Common Share

The Company reports net loss per share using a dual presentation of basic and diluted loss per share. Basic net loss per share excludes the impact of common stock equivalents.  Diluted net loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents.  At August 31, 2014 there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

The following table sets forth the computation of basic loss per share for the periods indicated:

	2014	2013
Loss (numerator)	$(61,723)	$(57,318)
Shares (denominator)	5,735,402	4,884,500
Net loss per common share – basic and diluted	$(0.01)	$(0.01)

f.  Property and Equipment

The Company's capital assets consist of one sailing vessel, a 1982/86 Jason 35 Cutter rig, and an inflatable boat which are stated at the lower of cost or market.  Depreciation is calculated using the straight-line method over the estimated useful life of the vessel and related improvements, ranging from five to ten years.  Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of any capital assets that are sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Fixed assets and related depreciation for the years ended August 31 are as follows:

	2014	2013
Sailing vessel	$65,870	$65,870
Accumulated depreciation	(63,131)	(58,351)
Total fixed assets	$2,739	$7,519

Depreciation expense was $4,780 and $4,942 for the years ended August 31, 2014 and 2013, respectively.

ROSEWIND CORPORATION
Notes to the Financial Statements
August 31, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Revenue Recognition

Revenue will be recognized when the services are provided and collection is reasonably assured.

h. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred.  The Company recognized $65 and $345of advertising expense during the years ended August 31, 2014 and 2013, respectively.

i. Newly Adopted Accounting Pronouncements

As of August 31, 2014, the Company has adopted the amendment to (Topic 915) Development Stage Entities, for the elimination of certain disclosures currently required under U.S. generally accepted accounting principles (GAAP) in the financial statements for development stage entities. The amendment removes the definition of a development stage entity, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. The Company has eliminated the inception-to-date information in the statements of income, cash flows, and shareholder equity. The financial statements are no longer labeled as a development stage entity, and no disclosure is required for a description of the development stage activities the entity is engaged or when they are no longer a development stage entity. The Company does not believe the accounting standards currently adopted will have a material effect on the accompanying condensed financial statements.

j.    Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

k.    Risks and Uncertainties

The Company has not insured the yacht in the past.  The Company has obtained a liability only policy which provides $100,000 watercraft liability and $1,000 in watercraft medical payments per person.  The Company has no insurance on the yacht itself, and the limits on the current policy may leave the Company open to further liabilities.

ROSEWIND CORPORATION
Notes to the Financial Statements
August 31, 2014 and 2013

NOTE 2 -  RELATED PARTY TRANSACTIONS

As of August 31, 2014, the Company has a secured promissory note to the sole officer and director for $30,985 for working capital.  The loan carries a 6% interest rate and is due on demand and is secured by the sailing vessel.  During the year ended August 31, 2014, the Company converted $90,000 of the secured promissory note into 600,000 shares of common stock. Accrued interest payable on the loan totaled $17,607 and $13,373 as of August 31, 2014 and 2013, respectively.

For the years ended August 31, 2014 and 2013 the sole officer of the Company contributed services and rent valued at $4,890 and $6,180, respectively. This amount has been booked to additional paid in capital.

NOTE 3 - COMMON STOCK TRANSACTIONS

During the year ended August 31, 2014 the Company issued 20,000 shares of common stock in satisfaction of a common stock subscription of $3,000. The Company also issued 100,000 shares of common stock for services performed on behalf of the Company valued at $15,000. The Company also converted $90,000 of the secured promissory note into 600,000 shares of common stock. In addition, the Company issued 118,000 shares of common stock for cash of $17,700.

During the year ended August 31, 2013, The Company issued 33,334 shares of common stock for cash of $5,000.  The Company also issued 8,000 shares of common stock in exchange for services valued at $2,000.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has had net losses and minimal revenue since inception.  These factors, among others, may indicate that there is substantial doubt that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability.  The Company intends to seek additional funding through equity offerings to fund its business plan.  There is no assurance that the Company will be successful in raising additional funds.

NOTE 5 -SUBSEQUENT EVENT

  Subsequent to year end, the Company issued 100,000 shares of common stock for cash.  The Company has evaluated all other subsequent events from the balance sheet date through the date the financials were issued, and has determined there are no events that would require disclosure herein.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of August 31, 2014 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as August 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as of August 31, 2014.

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

None.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

NAME	POSITION	AGE

James B. Wiegand	President, Chief Financial Officer, Secretary and Director	68

BUSINESS EXPERIENCE

James B. Wiegand is a promoter of the company.

Following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

MR. JAMES B. WIEGAND is our President and Sole Director since August 9, 2002. He was previously president and director of several blank check and development stage companies including Pinel Bay Corporation, Ambermax Corporation and other similar entities. He obtained his Bachelor of Science in Mechanical Engineering at the University of Denver in 1969. Mr. Wiegand's course work at the University of Denver included a minor in business. In 1972 Mr. Wiegand founded Solar Energy Research Corporation and took the company public in 1975, serving as president and director until October 1996. During the period from 1985 until 1992 Mr. Wiegand also held various sales, sales management, banking and investment banking positions with American Solar. Western Federal Savings and Loan, American Remodeling and RAF Financial. In 1992 Mr. Wiegand left employment as a stock broker  to reorganize Solar Energy Research for its 2,200 shareholders. In 1996 Solar Energy Research closed a $50,000,000 reverse acquisition of Telegen Corporation.

Mr. Wiegand has over 50 years of sailing experience including offshore voyaging in the waters of the North Atlantic, Gulf of Mexico, Caribbean, North and South Pacific and Southern Ocean.

Each director and executive officer holds office until the next annual meeting of shareholders or until his successor has been duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table presents all information regarding the compensation awarded to, earned by, or paid to named executive offices for the fiscal year ended August 31, 2014 and during the last two fiscal years.
SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation	All Other Compensation ($)
				Awards	Securities
Name and				Restricted Stock	Underlying
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Options (#)

James B. Wiegand	2014	0	0	0	0
President, Secretary and Director	2013	0	0	0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table lists, as of August 31, 2014, the number of shares of our common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,735,402 shares of common stock which are issued and outstanding. Unless otherwise indicated, the business address of each such person is c/o Rosewind Corporation, 16200 WCR 18E, Loveland, Colorado 80537.

OFFICERS, DIRECTORS	NUMBER	BENEFICIAL
AND 5% SHAREHOLDERS	OF SHARES	OWNERSHIP (%)

James B. Wiegand	2,340,659(1)*	40.8%

Katherine Gould	566,000(2)	9.8%

Michael Wiegand	1,046,000(3)	18.2%

All directors and executive officers as a group (1 person)	2,340,659*	40.8%

___________________

(1) James B. Wiegand, our President received 100,000 shares of our common stock in consideration for his services and an additional 1,150,000 shares in consideration for our sailing vessel. On December 10, 2010 we issued  James B. Wiegand 490,654 shares of our common stock in consideration of cancelation of notes totaling $49,065.  On March 19, 2014 we issued  James B. Wiegand 600,000 shares of our common stock in consideration of cancelation of notes totaling $90,000.

(2) Katherine Gould received 600,000 shares of our common stock from the estate of her husband, Max Gould. The shares were originally issued to Max Gould in consideration for his services rendered.

(3) Michael Wiegand, son of our President, received 700,000 shares of our common stock as compensation for his initial services rendered as Captain. On August 3, 2011 we issued Michael Wiegand an additional 250,000 shares of our common stock in consideration of services valued at $37,500.  On March 20, 2014 we issued Michael Wiegand an additional 100,000 shares of our common stock in consideration of services valued at $15,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of August 31, 2014, the Company has a secured promissory note to the sole officer and director for $30,985 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $17,607 as of August 31, 2014.

For the years ended August 31, 2014 and 2013 the sole officer of the Company contributed services valued at $3,690 and $4,980, respectively. This amount has been booked to additional paid in capital.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal year ended August 31, 2014, we incurred approximately $14,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements.

For the fiscal year ended August 31, 2013, we incurred approximately $14,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended August 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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

ROSEWIND CORPORATION (Registrant)

DATE: November 26, 2014	By:	/s/ James B. Wiegand
James B. Wiegand President, Sole Director and Chief Financial Officer