Form 10-Q
period 2014-11-30
Rosewind CORP
filed 2015-01-12
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: November 30, 2014	Commission File Number 000-53121

ROSEWIND CORPORATION
(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of January 12, 2015, there were outstanding 5,835,402 shares of common stock, no par value.

ROSEWIND CORPORATION
Balance Sheets

	November 30,	August 31,
	2014	2014
Assets	(unaudited)

Current Assets:
Cash	$8,996	$2,315
Prepaid asset	323	171

Total current assets	9,319	2,486

Property and equipment, net	1,543	2,739

Other Assets:
Security deposits	288	288

Total assets	$11,150	$5,513

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,580	$310
Accrued liabilities	1,600	1,600
Accrued interest payable, related party	18,070	17,607
Loans payable to related party	31,993	30,985

Total current liabilities	55,243	50,502

Shareholders’ equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
5,835,402 and 5,735,402 shares issued and outstanding, respectively	554,727	539,727
Additional paid-in capital	47,361	45,711
Accumulated deficit	(646,181)	(630,427)
Total shareholders' equity (deficit)	(44,093)	(44,989)

Total liabilities and shareholders' equity (deficit)	$11,150	$5,513

See accompanying notes to financial statements

ROSEWIND CORPORATION
Statements of Operations
(Unaudited)

	For the Three Months Ended
	November 30,
	2014	2013

Revenue	$—	$—

Operating expenses:
Professional fees	8,367	7,246
Contributed services, related party (Note 3)	1,650	1,140
General and administrative	5,274	6,621

Total operating expenses	15,291	15,007

Loss from operations	(15,291)	(15,007)

Other Income (Expense)
Other income	—	—
Interest expense	(463)	(1,500)

Total other expenses	(463)	(1,500)

Net loss	$(15,754)	$(16,507)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	5,754,083	4,916,735

See accompanying notes to financial statements

ROSEWIND CORPORATION
Statements of Changes in Shareholders' Equity (Deficit)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Total
	Shares	Amount	Capital	Subscription	Deficit	Equity

Balance at September 1, 2013	4,897,402	$414,027	$40,821	$3,000	$(568,204)	$(110,856)

Issuance of common stock subscription on September 3, 2013	20,000	3,000	—	(3,000)	—	—

Office space contributed by
an officer	—	—	1,200	—	—	1,200

Services contributed by an officer	—	—	3.690	—	—	3,690

Common stock issuance for cash on March 17, 2014 at $0.15 per share	18,000	2,700	—	—	—	2,700

Common stock issued in exchange for services March 20, 2014 valued at $0.15 per share	100,000	15,000	—	—	—	15,000

Common stock issuance for cash on May 8, 2014 at $0.15 per share	100,000	15,000	—	—	—	15,000

Conversion of $90,000 secured note into common stock March 19, 2014 valued at $0.15 per share	600,000	90,000	—	—	—	90,000

Net Loss year ended August 31, 2014	—	—	—	—	(61,723)	(61,723)

Balance at August 31, 2014	5,735,402	539,727	45,711	—	(630,427)	(44,989)

Common stock issuance for cash on September 19, 2014 (unaudited)	100,000	15,000	—	—	—	15,000

Office space contributed by
an officer (unaudited)	—	—	300	—	—	300

Services contributed by an officer (unaudited)	—	—	1,350	—	—	1,350

Net Loss quarter ended November 30, 2014 (unaudited)	—	—	—	—	(15,754)	(15,754)

Balance at November 30, 2014 (unaudited)	5,835,402	$554,727	$47,361	$—	$(646,181)	$(44,093)

See accompanying notes to financial statements

ROSEWIND CORPORATION
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	November 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,754)	$(16,507)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	1,196	1,195
Contributed capital to fund expenses	1,650	1,140
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(152)	(107)
Increase (decrease) in accounts payable
and accrued liabilities	3,733	7,421
Net cash used in
operating activities	(9,327)	(6,858)

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash used in
investing activities	—	—

Cash flows from financing activities:
Proceeds from the sale of common stock	15,000	—
Proceeds from related party loans	1,008	5,441
Payments on related party loans	—	—
Net cash provided by
financing activities	16,008	5,441

Net change in cash	6,681	(1,417)

Cash, beginning of period	2,315	1,862

Cash, end of period	$8,996	$445

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:

See accompanying notes to financial statements

ROSEWIND CORPORATION

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the three months ended November 30, 2014 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has had losses since inception, has an accumulated deficit and has a limited operating history.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3:  Related Party Transactions

As of November 30, 2014, the Company has a secured promissory note to the sole officer and director for $31,993 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel.  During the year ended August 31, 2014, the Company converted $90,000 of the secured promissory note into 600,000 shares of common stock.  Accrued interest payable on the loan totaled $18,070 as of November 30, 2014.

For the three month period ended November 30, 2014 the sole officer of the Company contributed services a (nd rent valued at $1,650. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the three months ended November 30, 2014 the Company issued 100,000 shares of common stock for cash of $15,000.

ROSEWIND CORPORATION

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

Our net loss decreased by $753 or 5% to $15,754 from $16,507 for the three month period ended November 30, 2014 compared with the prior year three month period ended November 30, 2013. This was primarily attributed to boat repair and maintenance and docking fees decreasing offset by professional fees and management expense increasing.  Interest expense also decreased over the prior year as a result of the decrease in the balance on the note payable.

Liquidity and Capital Resources

At November 30, 2014, we had $8,996 in cash and a working capital deficit of $(45,924).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

Part II.    Other Information

Item 1 -  Legal Proceedings.

No response required.

Item 1A.  Risk Factors

WE UTILIZE OUR U.S.COAST GUARD DOCUMENTED VESSELL TO TRAIN STUDENT S OF OUR SAILING SCHOOL. WE HAVE IDENTIFIED AND WE BELIEVE WE ARE IN COMPLIANCE WITH THE APPLICABLE DOCUMENTATION AND REGISTRATION REQUIREMENTS OF THE U.S. COAST GUARD AND THE FEDERAL TRANSPORTATION AND COMMUNICATIONS COMMISSIONS.

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

As of November 30, 2014, we have an accumulated deficit of $646,181. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

As of November 30, 2014 and the date of this report no decision in this regard has been reached. However, if such a plan is adopted,  it may involve new management, and/or operations in a business unrelated to the Company's sailing school. The Company is considering various options and may ultimately elect to become involved with a "start up" or other business opportunity which is unproven, generates little or no cash revenues, projects significant negative cash flow and whose sole source of operating capital is the potential sale to investors of the Company's common stock.

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

ROSEWIND CORPORATION
                                                                                                              (Registrant)

DATE:    January 12, 2015                                                                         BY:  /s/ James B. Wiegand
              James B. Wiegand
              President