Form 10-Q
period 2015-02-28
Rosewind CORP
filed 2015-04-15
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended: February 28, 2015	Commission File Number 000-53121

ROSEWIND CORPORATION

(Exact name of registrant as specified in its charter)

COLORADO	47-0883144
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

16200 WCR 18 E, Loveland, Colorado	80537
(Address of principal executive offices)	(Zip code)

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

As of April1 15, 2015, there were 19,435,402 shares of common stock, no par value of registrant outstanding.

ROSEWIND CORPORATION

Balance Sheets

	February 28,	August 31,
	2015	2014
Assets	(unaudited)

Current Assets:
Cash	$100	$2,315
Prepaid asset	7,029	171

Total current assets	7,129	2,486

Property and equipment, net	375	2,739

Other assets:
Security deposits	481	288

Total assets	$7,985	$5,513

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$4,266	$310
Accrued liabilities	1,600	1,600
Accrued interest payable, related party	18,544	17,607
Loans payable to related party	36,493	30,985

Total current liabilities	60,903	50,502

Shareholders' equity (deficit):
Preferred stock, no par value; 5,000,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, no par value; 300,000,000 shares authorized,
5,835,402 and 5,735,402 shares issued and outstanding, respectively	554,727	539,727
Additional paid-in capital	48,411	45,711
Accumulated deficit	(656,056)	(630,427)
Total shareholders' equity (deficit)	(52,918)	(44,989)

Total liabilities and shareholders' equity (deficit)	$7,985	$5,513

See accompanying notes to financial statements

ROSEWIND CORPORATION

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,		February 28,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Operating expenses:
Professional fees	3,364	15,086	11,731	22,332
Contributed services, related party (Note 3)	1,050	600	2,700	1,740
General and administrative	4,987	4,873	10,261	11,494

Total operating expenses	9,401	20,559	24,692	35,566

Loss from operations	(9,401)	(20,559)	(24,692)	(35,566)

Other Income (Expense)
Other income	—	—	—	—
Interest expense	(474)	(1,637)	(937)	(3,137)

Total other expenses	(474)	(1,637)	(937)	(3,137)

Net loss	$(9,875)	$(22,196)	$(25,629)	$(38,703)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted average
common shares outstanding	5,835,402	4,917,402	5,824,905	4,917,071

See accompanying notes to financial statements

ROSEWIND CORPORATION

Statements of Changes in Shareholders' Equity (Deficit)

			Additional	Common
	Common Stock		Paid-in	Stock	Accumulated	Total
	Shares	Amount	Capital	Subscription	Deficit	Equity

Balance at September 1, 2013	4,897,402	$414,027	$40,821	$3,000	$(568,204)	$(110,856)

Issuance of common stock subscription on September 3, 2013	20,000	3,000	—	(3,000)	—	—

Office space contributed by
an officer	—	—	1,200	—	—	1,200

Services contributed by an officer	—	—	3,690	—	—	3,690

Common stock issuance for cash on March 17, 2014 at $0.15 per share	18,000	2,700	—	—	—	2,700

Common stock issued in exchange for services March 20, 2014 valued at $0.15 per share	100,000	15,000	—	—	—	15,000

Common stock issuance for cash on May 8, 2014 at $0.15 per share	100,000	15,000	—	—	—	15,000

Conversion of $90,000 secured note into common stock March 19, 2014 valued at $0.15 per share	600,000	90,000	—	—	—	90,000

Net Loss year ended August 31, 2014	—	—	—	—	(61,723)	(61,723)

Balance at August 31, 2014	5,735,402	539,727	45,711	—	(629,927)	(44,989)

Common stock issuance for cash on September 19, 2014 (unaudited)	100,000	15,000	—	—	—	15,000

Office space contributed by
an officer (unaudited)	—	—	600	—	—	600

Services contributed by an officer (unaudited)	—	—	2,100	—	—	2,100

Net loss six months ended February 28, 2015 (unaudited)	—	—	—	—	(25,629)	(25,629)

Balance at February 28, 2015	5,835,402	$554,727	$48,411	$—	$(655,556)	$(52,918)

See accompanying notes to financial statements

ROSEWIND CORPORATION

Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	February 28,
	2015	2014
Cash flows from operating activities:
Net loss	$(25,629)	$(38,703)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation expense	2,364	2,390
Contributed capital for operating expenses	2,700	1,740
Changes in operating assets and liabilities:
(Increase) decrease in prepaid services	(6,858)	(29)
(Increase) decrease in security deposits	(193)	—
Increase (decrease) in accounts payable
and accrued liabilities	4,893	19,408
Net cash used in
operating activities	(22,723)	(15,194)

Cash flows from investing activities:
Cash paid for fixed assets	—	—
Net cash used in
investing activities	—	—

Cash flows from financing activities:
Proceeds from the sale of common stock	15,000	—
Proceeds from related party loans	5,508	13,516
Payments on related party loans	—	—
Net cash provided by
financing activities	20,508	13,516

Net change in cash	(2,215)	(1,678)

Cash, beginning of period	2,315	1,862

Cash, end of period	$100	$184

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for services	$—	$—

See accompanying notes to financial statements

ROSEWIND CORPORATION

Notes to Unaudited Financial Statements

Note 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its Form 10-K.  Operating results for the six months ended February 28, 2015 are not necessarily indicative of the results that may be expected for the year ending August 31, 2015.

Note 2:  Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company has had losses since inception, has an accumulated deficit and has a limited operating history.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 3:  Related Party Transactions

As of February 28, 2015, the Company has a secured promissory note to the sole officer and director for $36,493 for working capital.  The loan carries a 6% interest rate, matures on demand and is secured by the sailing vessel. Accrued interest payable on the loan totaled $18,544 as of February 28, 2015.

For the six month period ended February 28, 2015 the sole officer of the Company contributed services and rent valued at $2,700. This amount has been booked to additional paid in capital.

Note 4:  Equity Stock Transactions

During the six months ended February 28, 2015 the Company issued 100,000 shares of common stock for cash of $15,000.

ROSEWIND CORPORATION

Notes to Unaudited Financial Statements

Note 5:  Subsequent Events

On March 3, 2015, in connection with a potential reverse merger, the Company issued 13,600,000 restricted shares of Common stock to two accredited investors for total cash consideration of $25,000.

The Company has evaluated all other subsequent events through the date that the financial statements were issued, per the requirements of ASC Topic 855, and has determined that there are no additional events to report.

ROSEWIND CORPORATION

Part I. Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward-looking statements

The following discussion should be read in conjunction with the financial statements of Rosewind Corporation (the "Company"), which are included elsewhere in this Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking information. Forward-looking information includes statements relating to future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other such matters of the Company. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report on Form 10-Q or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the "SEC") by the Company. You can find many of these statements by looking for words including, for example, "believes", "expects", "anticipates", "estimates" or similar expressions in this Quarterly Report on Form 10-Q or in documents incorporated by reference in this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

Our net loss decreased by $13,074 or 34% to $25,629 from $38,703 for the six month period ended February 28, 2015 compared with the prior year six month period ended February 28, 2014. This was primarily attributed to boat repair and maintenance expense and management expense decreasing by 28% over the prior year and professional fees increasing by 47% and interest expense decreasing by 70% over the prior year.  We attribute these changes to the yacht being at sea or docked for the majority of the year, a decrease in the loan balance resulting in a decrease in interest charged on the loan payable, and a decrease in consulting expenses.

Liquidity and Capital Resources

At February 28, 2015, we had $100 in cash and a working capital deficit of $(53,774).  As of the date of this report our liquidity and capital resources continue to decline and our ability to generate student revenue remains unproven.

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

Part II.    Other Information

Item 1 -  Legal Proceedings.

No response required.

Item 1A.  Risk Factors

WE UTILIZE OUR U.S. COAST GUARD DOCUMENTED VESSEL TO TRAIN STUDENTS OF OUR SAILING SCHOOL. WE HAVE IDENTIFIED AND WE BELIEVE WE ARE IN COMPLIANCE WITH THE APPLICABLE DOCUMENTATION AND REGISTRATION REQUIREMENTS OF THE U.S. COAST GUARD AND THE FEDERAL TRANSPORTATION AND COMMUNICATINS COMMISSIONS.

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

As of February 28, 2015, we have an accumulated deficit of $654,806. Since inception we have earned no significant revenues. We expect expenses and losses to increase in the near term as we fund yacht maintenance, yacht upgrades and incur general and administrative and marketing expenses. We expect to continue to incur substantial operating losses unless and until sailing school operations generate sufficient revenues to fund continuing operations. As a result, investors might never recoup their investment or profit from their investment in our shares.

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

Possible Change of Business Plan.

Management may elect to augment, supplement or otherwise change its business plan. This may happen in the near future, and if undertaken, will likely proceed without shareholder vote or approval.

As of February 28, 2015 the Company has entered into discussions which management believes have been fruitful and in the best interest of shareholders.

On March 3, 2015, the Company accepted a cash investment from two irrevocable trusts for estate planning of which members of management of a potential merger partner are beneficiaries. None of such persons have or share investment control over our shares held by such trusts. None of such persons, nor members of their respective immediate families, are trustees of such trusts. None of such persons have or share power to revoke such trusts. Accordingly, under Rule 16a8( b) and related rules, none of such persons has beneficial ownership over our shares purchased and held by such trusts.

If the plan under consideration is consummated, it will involve both new management and operations in a business unrelated to the Company's sailing school. Further, the business opportunity under study is unproven, presently generates little or no cash revenues, projects significant negative cash flow and has limited available cash. While prospective new management is seasoned, their business plan anticipates generating significant revenue from certain unique and proprietary products and their success in the proposed venture may rely upon the future sale to investors of additional shares of the Company's common stock.

There is significant risk of continued and escalating losses. Unless the proprietary products are rapidly introduced and experience strong market acceptance, the Company could become insolvent and cease operations. Until and unless these uncertainties are resolved, there can be no assurance of a favorable outcome.  Therefore anyone unable or unwilling to risk a complete loss of all money invested should not purchase our shares.

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

ROSEWIND CORPORATION (Registrant)

DATE: April 15, 2015	BY:	/s/ James B. Wiegand
James B. Wiegand
President