Form 10-Q
period 2015-03-31
Rosewind CORP
filed 2015-05-19
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-53121

ROSEWIND CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	47-0883144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

373 Inverness Parkway, Suite 200

Englewood, Colorado 80112

(Address of principal executive offices, including zip code)

(720) 437-6500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2015, there were 173,597,365 shares outstanding of Common Stock, par value $0.0001, of the registrant.

ROSEWIND CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2015

INDEX

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets as of March 31, 2015 (unaudited) and June 30, 2014 (unaudited)	4

	Statements of Operations for the three months ended and nine months ended March 31, 2015 (unaudited) and the three and nine months ended March 31, 2014 (unaudited)	5

	Statement of Stockholders’ Equity (unaudited)	6

	Statements of Cash Flows for the nine months ended March 31, 2015 (unaudited) and the nine months ended March 31, 2014 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

	PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment of the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “may,” “should,” “plan,” “project” and other words of similar meaning. In particular, these include, but are not limited to, statements relating to the following:

•	projected operating or financial results, including anticipated cash flows used in operations;

•	expectations regarding clinical trials for our product candidates, capital expenditures, research and development expense and other payments;

•	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing;

•	our ability to obtain regulatory approvals for our pharmaceutical drugs and diagnostics;

•	our future dependence on third party manufacturers or strategic partners to manufacture any of our pharmaceutical drugs and diagnostics that receive regulatory approval, and our ability to identify strategic partners and enter into beneficial license, co-development, collaboration or similar arrangements; and

•	progress of our manufacturing facility/clean room.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

•	the loss of key management personnel or sponsored research partners on whom we depend;

•	the progress and results of clinical trials for our product candidates;

•	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals for our product candidates;

•	commercial developments for products that compete with our product candidates;

•	the actual and perceived effectiveness of our product candidates, and how those product candidates compare to competitive products;

•	the strength of our intellectual property protection, and our success in avoiding infringing the intellectual property rights of others;

•	adverse developments in our research and development activities;

•	potential liability if our product candidates cause illness, injury or death, or adverse publicity from any such events;

•	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and

•	our expectations with respect to our acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement can be guaranteed. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

This Quarterly Report on Form 10-Q includes trademarks, such as Zertane, RedoxSYS, Luoxis, Vyrix, Rosewind and Ampio, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

ROSEWIND CORPORATION

Balance Sheets

	March 31,	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,491,202	$2,639,650
Accounts receivable	1,036	—
Inventory	11,233	—
Prepaid expenses	25,000	521,322
Prepaid research and development—related party (Note 9)	121,983	121,983
Deferred tax asset	—	31,762

Total current assets	1,650,454	3,314,717

Fixed assets, net (Note 2)	36,591	57,246
In-process research and development	7,500,000	7,500,000
Patents, net	646,472	699,563
Long-term portion of prepaid research and development—related party (Note 9)	365,950	457,438
Deposits	1,998	—

	8,551,011	8,714,247

Total assets	$10,201,465	$12,028,964

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$546,346	$649,504
Accrued liabilities—related party (Note 9)	—	150,000
Accrued compensation	98,949	—
Deferred revenue	85,714	85,714
Payable to Ampio	468,550	861,059
Notes to Ampio	8,000,000	4,300,000
Accrued interest to Ampio	3,329	46,002

Total current liabilities	9,202,888	6,092,279
Long-term deferred revenue	447,321	511,607
Noncurrent deferred tax liability	—	55,672

Total liabilities	9,650,209	6,659,558

Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock	4,465	4,465
Additional paid-in capital	13,156,590	12,406,780
Accumulated deficit	(12,609,799)	(7,041,839)

Total stockholders’ equity	551,256	5,369,406

Total liabilities and stockholders’ equity	$10,201,465	$12,028,964

The accompanying notes are an integral part of these financial statements.

ROSEWIND CORPORATION

Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
License revenue	$21,429	$12,500	$64,286	$37,500
Product and service revenue	2,400	—	15,460	—

Total revenue	23,829	12,500	79,746	37,500

Expenses
Research and development	694,180	1,237,854	2,418,125	2,640,525
Research and development—related party (Note 9)	47,998	28,585	155,994	71,589
General and administrative	1,087,788	737,027	2,986,597	1,715,001

Total operating expenses	1,829,966	2,003,466	5,560,716	4,427,115

Other expense
Interest expense	(36,052)	(11,980)	(110,900)	(11,662)

Total other expense	(36,052)	(11,980)	(110,900)	(11,662)

Net loss, before income tax	(1,842,189)	(2,002,946)	(5,591,870)	(4,401,277)
Deferred income tax benefit	—	322,569	23,910	549,158

Net loss	$(1,842,189)	$(1,680,377)	$(5,567,960)	$(3,852,119)

Weighted average number of common shares outstanding	44,652,500	44,652,500	44,652,500	34,360,529

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.13)	$(0.11)

The accompanying notes are an integral part of these financial statements.

ROSEWIND CORPORATION

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—June 30, 2014 (unaudited)	44,652,500	$4,465	$12,406,780	$(7,041,839)	$5,369,406
Stock-based compensation (unaudited)	—	—	749,810	—	749,810
Net loss (unaudited)	—	—	—	(5,567,960)	(5,567,960)

Balance—March 31, 2015 (unaudited)	44,652,500	$4,465	$13,156,590	$(12,609,799)	$551,256

The accompanying notes are an integral part of these financial statements.

ROSEWIND CORPORATION

Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(5,567,960)	$(3,852,119)
Stock-based compensation expense	749,810	385,342
Depreciation and amortization	73,746	63,596
Amortization of prepaid research and development—related party (Note 9)	91,488	5,083
Deferred taxes	(23,910)	(549,159)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in accounts receivable	(1,036)	24,000
(Increase) in inventory	(11,233)	—
Decrease (increase) in prepaid expenses	496,322	(348,510)
(Increase) in prepaid research and development—related party (Note 9)	(150,000)	(315,000)
(Decrease) increase in accounts payable	(103,158)	582,899
(Decrease) increase in related party payable	(392,509)	299,469
(Decrease) in deferred revenue	(64,286)	(37,500)
Increase in accrued compensation	98,949	—
(Decrease) increase in accrued interest payable	(42,673)	12,033

Net cash used in operating activities	(4,846,450)	(3,729,866)

Cash flows used in investing activities:
Deposits	(1,998)	—

Net cash used in investing activities	(1,998)	—

Cash flows from financing activities:
Proceeds from convertible note to Ampio	3,700,000	4,300,000
Contribution of Ampio	—	637,209

Net cash provided by financing activities	3,700,000	4,937,209

Net change in cash and cash equivalents	(1,148,448)	1,207,343
Cash and cash equivalents at beginning of period	2,639,650	2,913,701

Cash and cash equivalents at end of period	$1,491,202	$4,121,044

Non-cash transactions:
Issuance of common stock in exchange for Vyrix acquired assets	$—	$6,803,356
Related party—prepaid research and development and accrued liability not paid at March 31, 2014	$—	$300,000

The accompanying notes are an integral part of these financial statements.

ROSEWIND CORPORATION

Notes to Financial Statements

(unaudited)

Note 1 – Basis of Presentation and Business

Basis of Presentation

These unaudited financial statements represent the financial statements of Rosewind Corporation (“Rosewind” or “the Company”). Rosewind purchased Luoxis Diagnostics, Inc. (“Luoxis”) and Vyrix Pharmaceuticals, Inc. (“Vyrix”) on April 16, 2015 in a reverse triangular merger. Thus, the Rosewind financial statements presented in this form 10-Q are actually the combined financials of Luoxis and Vyrix for any periods prior to April 16, 2015. These unaudited financial statements should be read in conjunction with Rosewind’s Form 8-K filed April 22, 2015, which included all disclosures required by generally accepted accounting principles, see Note 10 for further details. In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Rosewind and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2015 are not necessarily indicative of expected operating results for the full year. The information presented throughout the document as of and for the period ended March 31, 2015 is unaudited. Rosewind’s activities have not generated significant revenue to date.

Liquidity Disclosure—Company Discusses Liquidity Issues but Believes Actions It Has Taken Will Enable It to Continue as a Going Concern over the Next Year

At March 31, 2015, Rosewind had cash and cash equivalents of $1,491,000, a working capital deficit of $7,522,000 and an accumulated deficit of $12,610,000. Additionally, we have not generated any material revenue to date and are not profitable, and have incurred losses in each year since our inception.

Management has taken several actions to ensure that the Company will continue as a going concern through June 30, 2016, including, obtaining a $4.0 million cash infusion from Ampio Pharmaceuticals, Inc. (“Ampio”) during April of 2015 and an additional $10 million commitment from Ampio which will be funded prior to April 15, 2016. As of April 16, 2015, the funding from Ampio was converted into equity of the Company. We intend to seek additional capital within the next 12 months to expand our clinical development activities for Zertane and RedoxSYS. In addition, we intend to evaluate the capital markets from time to time to determine when to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we will seek to raise additional capital during the next 12 months, if at all, at such time as we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders. Lastly, we have entered into numerous distribution agreements and we expect to generate revenue during 2015 and 2016 from sales of our RedoxSYS system. Management believes that these actions will enable Rosewind to continue as a going concern through June 30, 2016.

Newly Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The purpose of this amendment is to eliminate the concept of extraordinary items. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods with early application permitted. Management is currently assessing the impact the adoption of ASU 2015-01 will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

Business

Rosewind is a specialty healthcare company concentrating on developing and commercializing products for redox-modulated conditions with an initial focus on urological indications and related conditions. The Company is focused primarily on the urological disorders market, specifically sexual dysfunction and male infertility, and expects to seek expansion opportunities in other urological indications such as urological cancers. The Company maintains a focus on the RedoxSYS oxidation-reduction potential (“ORP”) system as we are focused on commercializing the RedoxSYS system into the global research market while developing numerous clinical applications for this potential first-in-class diagnostic device.

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated Useful Lives in years	As of March 31, 2015	As of June 30, 2014
Lab equipment	3 - 5	$90,000	$90,000
Less accumulated depreciation		(53,000)	(33,000)

Fixed assets, net		$37,000	$57,000

Note 3 – In-Process Research and Development

In-process research and development (“IPRD”) relates to the Zertane product candidate. The $7,500,000 recorded was based on an independent, third party appraisal of the fair value of the assets acquired. IPRD is considered an indefinite-lived intangible asset and its fair value will be assessed annually and written down if impaired. If the Zertane product candidate obtains regulatory approval and commercial production begins, IPRD will be reclassified to an intangible that will be amortized over its estimated useful life. If the Company decides to abandon the Zertane product, the IPRD would be expensed.

Note 4 – Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent, third party appraisal to be $500,000 is being amortized over the remaining U.S. patent lives of approximately 11 years. The cost of the ORP related patents was $380,000 when they were acquired and is being amortized over the remaining U.S. patent lives of approximately 15 years. Patents consist of the following:

	As of March 31, 2015	As of June 30, 2014
Patents	$880,000	$880,000
Less accumulated amortization	(234,000)	(180,000)

Patents, net	$646,000	$700,000

Note 5 – License Agreement/Revenue Recognition

We have not generated material revenue in our operating history. The license revenue recognized in the 2015 periods and 2014 periods, respectively, represents the amortization of the upfront payments received on our license agreements. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement of Zertane with a Canadian-based supplier was deferred and is being recognized over seven years.

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table:

	Total	2015	2016	2017	2018	2019	Therafter
Manufacturing	$68,000	$68,000	$—	$—	$—	$—	$—
Clinical research and trial obligations	388,000	388,000	—	—	—	—	—
Sponsored research agreement with related party	298,000	18,000	70,000	70,000	70,000	70,000	—
Management fee	1,122,000	66,000	264,000	264,000	264,000	264,000	—

	$1,876,000	$540,000	$334,000	$334,000	$334,000	$334,000	$—

Manufacturing

Rosewind entered into an agreement with a local manufacturing company to build their RedoxSYS system, the current remaining commitment is $68,000.

Clinical Research and Trial Obligations

In connection with upcoming clinical trials, Rosewind has a remaining commitment of $189,000 on contracts related to the Zertane drug and has entered into research agreements with a remaining commitment of $199,000 related to the RedoxSYS system.

Sponsored Research Agreement with Related Party

Rosewind entered into a Sponsored Research Agreement with TRLLC, a related party, in June 2013. Under the terms of the Sponsored Research Agreement, TRLLC agreed to work collaboratively in advancing the ORP diagnostic platform through research and development efforts. The Sponsored Research Agreement may be terminated without cause by either party on 30 days’ notice (see Note 9—Related Party Transactions).

Management Fee

In January 2014 and January 2013, Rosewind entered into agreements with Ampio whereby Rosewind agreed to pay Ampio $22,000 per month for shared overhead which includes costs related to the shared facility, corporate staff, and other miscellaneous overhead expenses. These agreements will be in effect until they are terminated in writing by both parties.

Note 7 – Common Stock

Capital Stock

At March 31, 2015 and June 30, 2014, Rosewind had 120 million shares of common stock authorized with a par value of $0.0001 per share and 20 million shares of preferred stock authorized with a par value of $0.0001 per share.

Private Placement

In 2013, the Company completed a private placement. A total of 4,652,500 shares of common stock were issued at $1.00 per share resulting in $4,653,000 of gross proceeds. Net proceeds were $3,980,000 after placement agent and legal fees. The placement agent also received 465,250 warrants to purchase common stock valued at $313,000 in connection with the closing.

Note 8 – Equity Instruments

Rosewind has two approved stock option plans (Luoxis 2013 Stock Option Plan and Vyrix 2013 Stock Option Plan) which we have reserved a total of 10.0 million shares of common stock.

Pursuant to the Luoxis 2013 Stock Option Plan, 5.0 million shares of its common stock were reserved for issuance. Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding June 30, 2014	1,950,000	$1.00	9.01	$1,374,000
Granted	885,000	$1.60
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding March 31, 2015	2,835,000	$1.19	8.61	$2,541,000

Exercisable at March 31, 2015	937,500	$1.00	8.26	$687,000

Available for grant at March 31, 2015	2,165,000

Pursuant to the Vyrix 2013 Stock Option Plan, 5.0 million shares of its common stock were reserved for issuance. Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Fair Value
Outstanding June 30, 2014	950,000	$0.70	9.54	$417,000
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding March 31, 2015	950,000	$0.70	8.79	$417,000

Exercisable at March 31, 2015	475,000	$0.70	8.79	$208,000

Available for grant at March 31, 2015	4,050,000

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and general and administrative expenses as set forth in the table below. Rosewind determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Research and development expenses Stock options
Luoxis option plan	$107,000	$52,000	$297,000	$155,000
Vyrix option plan	8,000	29,000	26,000	29,000
General and administrative expenses Stock options
Luoxis option plan	138,000	58,000	371,000	116,000
Vyrix option plan	19,000	(55,000)	56,000	85,000

	$272,000	$84,000	$750,000	$385,000

Unrecognized expense at March 31, 2015
Luoxis option plan	$1,129,000
Vyrix option plan	$194,000
Weighted average remaining years to vest
Luoxis option plan	2.23
Vyrix option plan	1.79

Warrants

Rosewind issued warrants in conjunction with the closing of its 2013 private placement. A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding June 30, 2014	465,250	$1.00	3.92
Warrants exercised - Private/Registered Direct Placements	—

Outstanding March 31, 2015	465,250	$1.00	3.17

These warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the closing price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The offering costs and the additional paid-in capital for the warrants associated with the common stock offering was valued at $313,000 using the Black-Scholes valuation methodology.

Note 9 – Related Party Transactions

Sales and Purchases of Securities

In November 2013, pursuant to a subscription agreement, Ampio purchased 20 million shares of Rosewind common stock at a purchase price of $0.0001 per share plus the transfer of certain intellectual property described below.

Ampio Loan Agreements

In November 2013 and March 2014, Rosewind entered into loan agreements with Ampio. Pursuant to the loan agreements, which were amended in 2015, Ampio agreed to lend Rosewind up to an aggregate amount of $12 million. Unpaid principal amounts under the loan agreement bear simple interest at the “Applicable Federal Rate” for long-term obligations prescribed under Section 1274(d) of the Internal Revenue Code of 1986, as amended (or any successor provision with similar applicability). The initial term of this loan agreement was for one year, subject to automatic extension of successive one-year terms. Rosewind may repay any outstanding balance at any time without penalty. Ampio has an option of converting any balance outstanding under the loan agreement into shares of Rosewind common stock at the fair market value per share of Rosewind common stock. See Note 10 for further details. As of March 31, 2015 the amount advanced was $8 million with interest rates from 2.17% - 3.32%.

Assignment and Assumption Agreement

In December 2013, Rosewind entered into an assignment and assumption agreement with Ampio. Pursuant to the assignment and assumption agreement, Ampio assigned to Rosewind all its rights under a certain manufacturing and supply agreement, license agreement, distribution agreement, services agreement and other agreements related to Rosewind’s product candidates in exchange for 20 million shares of Rosewind stock. Ampio is the majority owner of Rosewind.

Transfer of Intellectual Property

In January 2013, Ampio transferred to Rosewind certain intellectual property, including registered and unregistered patents, related to the ORP technology.

In December 2013, Ampio transferred to Rosewind certain intellectual property, including registered and unregistered patents, related to Zertane product candidates in exchange for stock as described above in the assignment and assumptions agreement.

Services Agreement

The Company has service agreements with Ampio which are described in Note 6.

Sponsored Research Agreement

In June 2013, Rosewind entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. Bar-Or. The agreement, which was amended in January 2015 and provides for Rosewind to pay $6,000 per month to TRLLC in consideration for services related to research and development of the Oxidation Reduction Potential platform. In March 2014, Rosewind also agreed to pay a sum of $615,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet; this amount has been paid in full. This agreement is set to expire March 2019 and cannot be terminated prior to March 2017.

Note 10 – Subsequent Events

From April 1, 2015 through May 19, 2015, the Company received $4.0 million in equity from Ampio.

On April 16, 2015, Luoxis and Vyrix, each previously a subsidiary of Ampio, entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Rosewind Corporation, a Colorado corporation and public company (“Rosewind”), Luoxis, Vyrix, two major stockholders of Rosewind and two subsidiaries of Rosewind created solely for the purposes of the Merger (as defined below), and which did not survive the Merger.

In the first stage of the transaction, each of Luoxis and Vyrix merged with and into one of Rosewind’s merger subsidiaries. Luoxis and Vyrix survived these mergers. The outstanding shares of stock of Luoxis and the outstanding shares of stock of Vyrix were converted into the right to receive shares of common stock in Rosewind. The Luoxis stock and the Vyrix stock were each converted at an exchange factor. The exchange factor for each of them was determined upon the basis of a relative independent value opinion obtained by Ampio prior to the Merger. The outstanding shares of Rosewind’s merger subsidiary that merged with Luoxis were converted into shares of Luoxis as the surviving corporation. The outstanding shares of Rosewind’s merger subsidiary that merged with Vyrix were converted into shares of Vyrix as the surviving corporation. After completion of the first stage of the transaction, Luoxis and Vyrix were wholly-owned subsidiaries of Rosewind.

In the second stage of the transaction, which occurred on the same day as the first stage of the transaction, each of Luoxis and Vyrix was merged with and into Rosewind, with Rosewind surviving. The first and second stage mergers are referred to collectively as the Merger. Following the consummation of the Merger, Ampio became the holder of 81.5% of the common stock of Rosewind. Accordingly, the combined business of Luoxis and Vyrix was deemed to be the accounting acquirer and these financial statements reflect the historical results of those businesses.

Included in Ampio’s ownership is 57,970,000 shares of common stock of Rosewind for (i) issuance to Rosewind of a promissory note from Ampio in the principal amount of $10,000,000, maturing on the first anniversary of the Merger; (ii) cancellation of indebtedness of Luoxis to Ampio in the amount of $8,000,000; and (iii) cancellation of indebtedness of Vyrix to Ampio in the amount of $4,000,000.

As of April 16, the 44,652,500 of outstanding shares of common stock were converted to Rosewind common stock totaling 96,191,193. Prior to the merger, the Rosewind shareholders held 19,435,402 shares of common stock. As a result of the merger, Rosewind’s outstanding shares of common stock is 173,597,365. On June 1, 2015, the Rosewind shareholders will vote on a reverse stock split of the Company’s common stock at a ratio of one new share for every 12.174 shares outstanding.

Pursuant to the Merger, the outstanding options in the Luoxis and Vyrix 2013 Option Plans were accelerated and cancelled with the Merger. Option holders received either a cash payment per option share equal to the difference between the consideration payable per share of common stock pursuant to the Merger and the exercise price of the option or, if the consideration paid to holders of common stock was less than the exercise price of such options, no amount was paid to the option holder in connection with the cancellation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Rosewind Corporation’s Form 8-K filed on April 22, 2015. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors,” and the risk factors included in Rosewind’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2015.

Overview

We are a specialty healthcare company concentrating on developing and commercializing products for redox-modulated conditions with an initial focus on urological indications and related conditions. We are focused primarily on the urological disorders market, specifically sexual dysfunction and male infertility, and expect to seek expansion opportunities in other urological indications such as urological cancers. We maintain a focus on the RedoxSYS oxidation-reduction potential system and we are focused on commercializing the RedoxSYS system into the global research market while developing numerous clinical applications for this potential first-in-class diagnostic device.

To date, we have financed operations through a combination of funding from Ampio and equity financings, including the net proceeds from our private placement. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months. See “—Liquidity and Capital Resources.”

We have not received any material revenues from the commercialization of our product candidates and do not expect to receive significant revenues from the commercialization of our product candidates in the near term. We have incurred accumulated net losses since our inception, and as of March 31, 2015, we had a deficit accumulated of $12.6 million.

Product Update

We continue to execute our business plan and continue to progress forward on our device development and our main drug candidate.

REDOXSYS

RedoxSYS is a novel, diagnostic platform comprised of a first-in-class, point-of-care device and disposable testing strips that together measure the presence of oxidative stress and antioxidant reserves. We believe this device could also be used as a key indicator in male reproductive health. Currently, the device is being studied in over 60 research collaborations that will continue through 2015. To date, the revenue related to the device and the test strips is not material.

ZERTANE

Zertane is an oral drug in late stage development as treatment for premature ejaculation (“PE”). The FDA agreed to review a draft study protocol in advance of us submitting our Investigational New Drug application, or IND. Upon completion of the program, if successful, we plan to submit a New Drug Application, or NDA, and, if approved, subsequently market Zertane in the United States, during the second half of 2016.

New Merger

On April 16, 2015, we entered into a merger agreement with Luoxis Diagnostics, Inc. (“Luoxis”) and Vyrix Pharmaceuticals Inc. (“Vyrix”), each previously a subsidiary of Ampio Pharmaceuticals Inc. (“Ampio”), two major stockholders of Rosewind and two subsidiaries of Rosewind we created solely for the purposes of effecting the Merger. As a result of the multi-step merger, Luoxis and Vyrix merged into Rosewind, with Rosewind remaining as the surviving corporation. Following the consummation of the merger, Ampio became the holder of 81.5% of the common stock of Rosewind.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our Form 8-K, filed with the SEC on April 22, 2015.

Newly Issued Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The purpose of this amendment is to eliminate the concept of extraordinary items. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods with early application permitted. Management is currently assessing the impact the adoption of ASU 2015-01 will have on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management is currently assessing the impact the adoption of ASU 2014-15 will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.

RESULTS OF OPERATIONS

Results of Operations – March 31, 2015 Compared to March 31, 2014

Results of operations for the three months ended March 31, 2015 (the “2015 quarter”) and the three months ended March 31, 2014 (the “2014 quarter”) reflected losses of approximately $1,842,000 and $1,680,000, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation and amortization and amortization of prepaid research and development – related party, collectively in the amount of $273,000 in the 2015 quarter and $113,000 in the 2014 quarter. The non-cash charges increased in the 2015 quarter primarily due to the increase in stock-based compensation.

Results of operations for the nine months ended March 31, 2015 (the “2015 period”) and the nine months ended March 31, 2014 (the “2014 period”) reflected losses of approximately $5,568,000 and $3,852,000, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation and amortization and amortization of prepaid research and development – related party, collectively in the amount of $891,000 in the 2015 period and $95,000 in the 2014 period. The non-cash charges increased in the 2015 period primarily due to the increase in stock-based compensation and the amortization of prepaid research and development-related party.

Revenue

We have not generated material revenue in our operating history. The $21,000 and $13,000 license revenue we recognized for the three months ended 2015 and 2014, respectively, and $64,000 and $38,000 for the 2015 and 2014 periods, respectively, represent the amortization of the upfront payments received on our license agreements. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement of Zertane with a Canadian-based supplier was deferred and is being recognized over seven years. For the three and nine months ended March 31, 2015, we also recognized $2,000 and $15,000 respectively, related to the RedoxSYS product and service sales. No revenue was recognized in fiscal year 2014 for the RedoxSYS product and service sales.

Expenses

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Clinical trials and sponsored research	$455,000	$1,065,000	$1,756,000	$2,230,000
Labor	117,000	75,000	300,000	153,000
Stock-based compensation	115,000	81,000	323,000	184,000
Sponsored research—related party	48,000	29,000	156,000	72,000
Consultants and Other	7,000	16,000	39,000	73,000

	$742,000	$1,266,000	$2,574,000	$2,712,000

Research and development costs consist of drug development and clinical trials, labor, as well as stock-based compensation. Costs of research and development decreased $524,000, or 41.4%, for the 2015 quarter compared to the 2014 quarter. The decrease is primarily due to clinical trials and sponsored research.

For the nine month period ended March 31, 2015 compared to the same period in 2014, costs of research and development decreased $138,000, or 5.1%. The decrease is primarily due to the decrease in clinical trials and sponsored research offset by the increase in labor and stock-based compensation due to additional staffing needs and an increase to sponsored research – related party.

General and Administrative

General and administrative costs are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Labor	$204,000	$236,000	$530,000	$403,000
Stock-based compensation	157,000	3,000	427,000	201,000
Patent costs	146,000	181,000	383,000	469,000
Professional fees	334,000	84,000	772,000	150,000
Occupancy, travel and other	247,000	233,000	875,000	492,000

	$1,088,000	$737,000	$2,987,000	$1,715,000

General and administrative costs increased $351,000, or 47.6% for the 2015 quarter compared to the 2014 quarter. The increase is primarily due to stock-based compensation and professional fees related to additional legal expense associated with SEC filings. Professional fees include legal and accounting fees.

For the nine month period ended March 31, 2015 general and administrative costs increased $1,272,000, or 74.2%, compared to the same period in 2014 primarily as a result of stock-based compensation and professional fees related to additional legal expense associated with SEC filings.

Net Cash Used in Operating Activities

During the nine month period ended March 31, 2015, our operating activities used $4.8 million in cash which was less than the net loss of $5.6 million primarily as a result of the non-cash stock-based compensation offset by the related party payable, prepaid research and development – related party and accounts payable.

In the same period of 2014, the use of cash was $3.7 million which was less than the net loss of $3.9 million principally as a result of non-cash stock-based compensation offset by prepaid research and development – related party and deferred tax liability.

Net Cash Used in Investing Activities

During the nine month period ended March 31, 2015, cash of $2,000 was used as security deposit.

Net Cash from Financing Activities

Net cash provided by financing activities in the nine month period ended March 31, 2015 reflects gross proceeds from the convertible note to Ampio of $3.7 million. In the same period during 2014, net cash provided by financing activities of $4.9 million reflects net proceeds from the convertible note to Ampio as well as equity contributions from Ampio.

Liquidity and Capital Resources

We have not generated significant revenue as our primary activities are focused on research and development, advancing our primary product candidates, and raising capital. As of March 31, 2015, we had cash and cash equivalents totaling $1.5 million available to fund our operations and $546,000 in accounts payable. Based upon the $4.0 million of cash we received from April 1, 2015 to April 15, 2015 from Ampio plus the Ampio commitment to fund the Company with another $10.0 million, we believe we have adequate capital to continue operations into the second half of 2016. As of April 16, 2015, the funding from Ampio was converted into equity of Rosewind. This projection is based on a number of assumptions that may prove to be wrong, and we could exhaust our available cash and cash equivalents earlier than presently anticipated. We intend to seek additional capital within the next 12 months to expand our clinical development activities for Zertane and RedoxSYS. In addition, we intend to evaluate the capital markets from time to time to determine when to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we will seek to raise additional capital during the next 12 months, if at all, at such time as we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

We have prepared a budget for 2015 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $400,000 to $500,000 per month. We plan to expend additional funds for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through Ampio’s contributions to us and private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, volatility in the financial markets has adversely affected the market capitalizations of many bioscience companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

If we cannot raise adequate additional capital in the future when we require it, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is not currently exposed to material market risk arising from financial instruments, changes in interest rates or commodity prices, or fluctuations in foreign currencies. The Company has not identified a need to hedge against any of the foregoing risks and therefore currently engages in no hedging activities.

Item 4.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files or furnishes under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

Changes in Internal Control over Financial Reporting

The internal controls over financial reporting changed due to the merger on April 16, 2015. The financial reporting team of Rosewind is the same as the Ampio financial reporting team, thus, operating under the same controls as are in place for Ampio.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is currently not party to any material pending legal proceedings, whether routine or non-routine.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” on Form 8-K, as filed with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Form 8-K filed on April 22, 2015.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROSEWIND CORPORATION

By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
Date: May 19, 2015

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
Date: May 19, 2015