Form 10-Q
period 2015-09-30
AYTU BIOSCIENCE, INC
filed 2015-11-06
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-53121

AYTU BIOSCIENCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0883144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

373 Inverness Parkway, Suite 206

Englewood, Colorado 80112

(Address of principal executive offices, including zip code)

(720) 437-6580

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

As of November 1, 2015, there were 14,259,693 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AYTU BIOSCIENCE, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials, the anticipated designs of our future clinical trials, anticipated future regulatory submissions and events, the potential future commercialization of our product candidates, our anticipated future cash position and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K . These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Zertane, Vyrix, RedoxSYS, MiOXSYS, ProstaScint, Primsol and Luoxis, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AYTU BIOSCIENCE, INC.

Balance Sheets

	September 30, 2015	June 30, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,069,025	$7,353,061
Accounts receivable	167,930	157,058
Inventory	494,080	39,442
Prepaid expenses, other	360,531	370,888
Prepaid research and development – related party (Note 11)	121,983	121,983
Deferred tax asset	94,211	41,427

Total current assets	11,307,760	8,083,859

Fixed assets, net (Note 2)	26,374	29,706
Developed technology, net	760,375	780,125
Customer contracts, net	693,000	711,000
Trade names, net	77,000	79,000
Goodwill	74,000	74,000
In-process research and development	7,500,000	7,500,000
Patents, net	611,079	628,776
Long-term portion of prepaid research and development – related party (Note 11)	304,958	335,454
Deposits	4,886	4,886

	10,051,672	10,142,947

Total assets	$21,359,432	$18,226,806

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,075,133	$1,196,817
Accrued compensation	617,041	196,503
Deferred revenue	85,714	85,714

Total current liabilities	1,777,888	1,479,034

Convertible promissory notes, net of amortization discount of $349,690 (Note 8)	4,825,310	—
Contingent consideration	677,153	664,000
Long-term deferred revenue	404,465	425,893
Interest payable	57,637	—
Deferred rent	11,379	—
Non-current deferred tax liability	94,211	41,427
Warrant derivative liability	102,803	—

Total liabilities	7,950,846	2,610,354

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; none issued	—	—
Common Stock, par value $.0001; 300,000,000 shares authorized; shares issued and outstanding 14,259,681 as of September 30, 2015 and June 30, 2015	1,426	1,426
Additional paid-in capital	39,064,689	38,996,367
Ampio stock subscription	(5,000,000)	(5,000,000)
Accumulated deficit	(20,657,529)	(18,381,341)

Total stockholders’ equity	13,408,586	15,616,452

Total liabilities and stockholders’ equity	$21,359,432	$18,226,806

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2015	2014
Product and service revenue	$465,956	$6,154
License revenue	21,429	21,429

Total revenue	487,385	27,583

Expenses
Cost of sales	37,325	225
Research and development	855,874	933,753
Research and development – related party (Note 11)	47,998	53,998
Sales, general and administrative	1,709,251	1,131,276

Loss from operations	(2,163,063)	(2,091,669)

Other (expense) income
Interest and other (expense)	(113,125)	(37,302)

Total other (expense) income	(113,125)	(37,302)

Net loss, before income tax	(2,276,188)	(2,128,971)
Deferred income tax benefit	—	23,910

Net loss	$(2,276,188)	$(2,105,061)

Weighted average number of Aytu common shares outstanding	14,259,681	7,901,426

Basic and diluted Aytu net loss per common share	$(0.16)	$(0.27)

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statement of Stockholders’ Equity

	Common Stock		Parent’s Equity	Additional paid-in capital	Ampio Stock Subscription	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – June 30, 2015	14,259,681	$1,426	$—	$38,996,367	$(5,000,000)	$(18,381,341)	$15,616,452
Stock-based compensation (unaudited)	—	—	—	68,322	—	—	68,322
Net loss (unaudited)	—	—	—	—	—	(2,276,188)	(2,276,188)

Balance – September 30, 2015 (unaudited)	14,259,681	$1,426	$—	$39,064,689	$(5,000,000)	$(20,657,529)	$13,408,586

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(2,276,188)	$(2,105,061)
Stock-based compensation expense	68,322	202,011
Depreciation, amortization and accretion	128,921	24,582
Amortization of prepaid research and development – related party (Note 11)	30,496	30,496
Deferred taxes	—	(23,909)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in accounts receivable	(10,872)	—
(Increase) in inventory	(454,638)	—
Decrease in prepaid expenses, other	10,357	515,107
(Increase) in prepaid research and development – related party (Note 11)	—	(150,000)
(Decrease) in accounts payable and accrued liabilities	(121,684)	(136,188)
Increase in interest payable to Ampio	—	37,375
Increase in accrued compensation	420,538	—
(Decrease) in payable to Ampio	—	(561,059)
Increase in interest payable	57,637	—
Increase in deferred rent	11,379	—
(Decrease) in deferred revenue	(21,428)	(21,429)

Net cash used in operating activities	(2,157,160)	(2,188,075)

Cash flows used in investing activities
Purchases of property and equipment	(3,554)	—

Net cash used in investing activities	(3,554)	—

Cash flows from financing activities
Proceeds from convertible promissory notes (Note 8)	5,175,000	—
Debt issuance costs (Note 8)	(298,322)	—
Contribution from Ampio	—	600,000

Net cash provided by financing activities	4,876,678	600,000

Net change in cash and cash equivalents	2,715,964	(1,588,075)
Cash and cash equivalents at beginning of period	7,353,061	2,639,650

Cash and cash equivalents at end of period	$10,069,025	$1,051,575

Non-cash transactions:
Warrant derivative liability (Note 8)	$102,931	$—

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Notes to Financial Statements

(unaudited)

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

Basis of Presentation

These unaudited financial statements represent the financial statements of Aytu BioScience, Inc. (“Aytu” or “the Company”). These unaudited financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2015, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2015 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended September 30, 2015 is unaudited.

Aytu’s current business was formed through a reverse triangular merger (the “Merger”) in which Luoxis Diagnostics, Inc. (“Luoxis”) and Vyrix Pharmaceuticals, Inc. (“Vyrix”) merged into Rosewind Corporation in a multi-step merger on April 16, 2015. These historical financial statements prior to April 16, 2015 include the combined financial statements of Vyrix from its inception in November 2013, combined with the carve-out financial statements related to Vyrix assets acquired in the Merger (the “Vyrix Acquired Assets”) from March 23, 2011, the date its parent company, Ampio Pharmaceuticals, Inc. (“Ampio”), originally acquired the Vyrix Acquired Assets through its merger with DMI BioSciences, Inc. (“BioSciences”) and the financial statements of Luoxis from its inception in January 2013, combined with the carve-out financial statements related to Luoxis.

The carve-out financial statements present the statements of financial position of Vyrix and Luoxis and the Vyrix Acquired Assets and the statements of operations and cash flows for purposes of presenting complete comparative stand-alone financial statements in accordance with Regulation S-X, Article 3, General Instructions to Financial Statements, and Staff Accounting Bulletin Topic 1-B1, Costs Reflected in Historical Financial Statements. Historically, financial statements have not been prepared for Vyrix and Luoxis, as they were not held in a separate legal entity. Although Vyrix and Luoxis have not been segregated as a separate legal entity, related revenues, direct costs and expenses, assets and liabilities have historically been segregated on Ampio’s books. In addition, the Company allocated corporate overhead costs based on a review of specific labor and other overhead expenses and a reasonable estimate of activities related to Vyrix and Luoxis. Allocated labor and other overhead totaled $264,000 in 2015 and $253,000 in 2014. The Company also prepared a calculation of income tax expense and deferred income tax assets and liabilities on a “separate return” basis. These financial statements do not include a carve-out for cash as the operations have historically been funded by Ampio. The historical carve-out financial statements may not be indicative of the future results of Vyrix and Luoxis as a stand-alone entity.

The “Company” as referred to in the notes to these financial statements includes Vyrix and Luoxis, collectively.

As of September 30, 2015, Ampio is the majority shareholder of 81.5% of Aytu’s outstanding common stock.

On June 8, 2015, in connection with the reincorporation as a Delaware corporation, the Company effected a reverse stock split in which each common stock holder received one share of common stock for each every 12.174 shares then outstanding (the “Reverse Stock Split”). All share and per share amounts in this Report have been adjusted to reflect the effect of the Reverse Stock Split.

Business Combination – ProstaScint

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

The purchase price consisted of the upfront payment of $1.0 million. Aytu also agreed to pay an additional $500,000 payable within five days after transfer for the ProstaScint-related product inventory and $227,000 that was paid subsequent to September 30, 2015 (which represents a portion of certain FDA fees). Aytu also will pay 8% as contingent consideration on its net sales made after October 31, 2017, payable up to a maximum aggregate payment of an additional $2.5 million. The contingent consideration was valued at $664,000 using a discounted cash flow estimate as of the acquisition date. The total fair value consideration for the purchase was $2.4 million.

The Company’s allocation on consideration transferred for ProstaScint as of the purchase date of May 20, 2015 is as follows:

Estimated Fair Value
Tangible assets	$727,000
Intangible assets	1,590,000
Goodwill	74,000

Total assets acquired	$2,391,000

Included in the intangible assets is Developed technology of $790,000, Customer contracts of $720,000 and Trade names of $80,000, each of which will be amortized over a ten-year period.

As of September 30, 2015 the contingent consideration had increased to $677,000 due to accretion.

Newly Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015 and early adoption is permitted. As of September 30, 2015, the Company early adopted this standard.

In July 2015, the FASB issued ASU 2015-12, “Plan Accounting: Defined Benefits Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965): I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; and III. Measurement Date Practical Expedient.” This three-part ASU simplifies current benefit plan accounting and requires (i) fully benefit-responsive investment contracts to be measured, presented, and disclosed only at contract value and accordingly removes the requirement to reconcile their contract value to fair value; (ii) benefit plans to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes to the financial statements; (iii) the net appreciation or depreciation in investments for the period to be presented in the aggregate rather than by general type, and removes certain disclosure requirements relevant to individual investments that represent five percent or more of net assets available for benefits. Further, the amendments in this ASU eliminate the requirement to disclose the investment strategy for certain investments that are measured using Net Asset Value (“NAV”) per share using the practical expedient in the FASB ASC Topic 820. Part III of the ASU provides a practical expedient to permit employee benefit plans to measure investments and investment-related accounts as of the month-end that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end, while requiring certain additional disclosures. The amendments in Parts I and II of this standard are effective retrospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. The amendments in Part III of this standard are effective prospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 is required to be applied prospectively and early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements”. The amendments represent changes to clarify the codification, correct unintended application of guidance, or make minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost. In addition, some of the amendments will make the codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the codification. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. The Company is evaluating the impact of ASU 2015-10 on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. As of September 30, 2015, the Company early adopted this standard and recorded debt issuance costs as a debt discount. There was no impact related to this adoption as the Company did not have any debt issuance costs previously.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the impact the adoption of ASU 2014-15 will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. The Company is currently evaluating the effect that the updated standard will have on its financial statements.

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated Useful Lives in years	As of September 30, 2015	As of June 30, 2015
Leasehold improvements	3	3,000	—
Lab equipment	3 – 5	90,000	90,000
Less accumulated depreciation and amortization		(67,000)	(60,000)

Fixed assets, net		$26,000	$30,000

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

	As of September 30, 2015	As of June 30, 2015
Patents	$880,000	$880,000
Less accumulated armortization	(269,000)	(251,000)

Patents, net	$611,000	$629,000

Note 5 – Revenue Recognition

The $466,000 and $6,000 product and service revenue recognized during the three months ended September 30, 2015 and 2014, respectively, represents sales of our ProstaScint product and the RedoxSYS System.

The license revenue recognized in the three months ended 2015 and 2014, respectively, represents the amortization of the upfront payments received from our license agreements. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement of Zertane with a Canadian-based supplier was deferred and is being recognized over seven years.

Note 6 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, convertible promissory notes and warrant derivative liability. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The fair value of the convertible notes is approximately the face value of the notes, $5,175,000 based upon the valuation that the Company had completed of all components of the convertible notes at inception and as of September 30, 2015. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors as deemed appropriate.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of Aytu. Unobservable inputs are inputs that reflect Aytu’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

Level 1:	Inputs that reflect unadjusted quoted prices in active markets that are accessible to Aytu for identical assets or liabilities;

Level 2:	Inputs include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs that are supported by little or no market activity.

Aytu’s assets and liabilities which are measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Aytu’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. Aytu has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2015, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2015
LIABILITIES
Warrant derivative liability	$—	$—	$103,000	$103,000

The warrant derivative liability for the warrants was valued using the Monte Carlo valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of our common stock and various factors regarding the warrants, were as follows as of September 30, 2015 and at issuance:

	September 30, 2015	At Issuance
Warrants:
Exercise price	$1.51 – $1.95	$1.51 – $1.95
Volatility	75.0%	75.0%
Equivalent term (years)	4.92	5.0 – 5.11
Risk-free interest rate	1.35%	1.54% – 1.74%
Potential number of shares	141,000 – 189,000	139,000 – 224,000

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments
Balance as of June 30, 2015	$—
Warrant issuances	102,931
Included in earnings	(128)

Balance as of September 30, 2015	$102,803

Note 7 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table for the designated fiscal years ending June 30, as of September 30:

	Total	Remaining 2016	2017	2018	2019	2020	Thereafter
Management fee	1,710,000	270,000	360,000	360,000	360,000	360,000	—
Office Lease	419,000	102,000	142,000	145,000	30,000	—	—
Clinical research and trial obligations	266,000	266,000	—	—	—	—	—
Sponsored research agreement with related party	333,000	53,000	70,000	70,000	70,000	70,000	—

	$2,728,000	$691,000	$572,000	$575,000	$460,000	$430,000	$—

Management Fee

In July 2015, Aytu entered into agreements with Ampio whereby Aytu agreed to pay Ampio $30,000 per month for shared overhead which includes costs related to the shared facility, corporate staff, and other miscellaneous overhead expenses. These agreements will be in effect until they are terminated in writing by both parties.

Office Lease

In June 2015, Aytu entered into a 37 month operating lease for a space in Raleigh, North Carolina. This lease has initial base rent of $2,900 a month, with total base rent over the term of the lease of approximately $112,000. In September 2015, the Company entered into a 37 month operating lease in Englewood, Colorado. This lease has an initial base rent of $8,500 a month with a total base rent over the term of the lease of approximately $318,000. The Company recognizes rental expense of the facilities on a straight-line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent. Rent expense for the respective periods is as follows:

	Three Months Ended September 30,
	2015	2014
Rent expense	$18,000	$19,000

Clinical Research and Trial Obligations

In connection with the Zertane clinical trials and RedoxSYS research studies, the remaining commitment is $266,000.

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

Note 8 – Convertible Promissory Notes

Convertible Promissory Notes

During July and August 2015, Aytu closed on note purchase agreements with institutional and high net worth individual investors for the purchase and sale of convertible promissory notes (“Notes”) with an aggregate principal amount of $5.2 million. The sale of the Notes was pursuant to a private placement. Debt issuance costs totaled $401,000 which includes $103,000 fair value of the warrants.

The Notes are an unsecured obligation. Unless earlier converted, the Notes will mature 18 months from their respective dates of issuance which will be on January 22, February 11 and February 28, 2017, with an option to extend the maturity date up to six months at Aytu’s discretion (provided that in the event Aytu exercises such extension option, the then applicable interest rate shall increase by 2% for such extension period). Aytu does not have the right to prepay the Notes prior to the maturity date. Interest will accrue on the Notes in the following amounts: (i) 8% simple interest per annum for the first six months and (ii) 12% simple interest per annum thereafter if not converted during the first six months. If there has not been a registration statement on Form S-1 filed with the SEC for the registration of the shares of common stock underlying the Notes by the expiration of the first six-month period then (a) the interest rate will increase to 14% for the remainder of the period in which the Notes remain outstanding and (b) any Notes held by officers and directors of the Company will be subordinated to the remaining Notes. Interest will accrue, is payable with the principal upon maturity, conversion or acceleration of the Notes and may be paid in kind or in cash, in Aytu’s sole discretion.

The 4% increase in the interest rate is triggered automatically with the passage of time and is not a contingent feature, thus, there is no initial accounting for this feature. However, the periodic interest cost will be calculated using a constant effective interest over the life of the Notes. As management does not intend to utilize the extension option, the expected life of the Notes is 18 months.

The Company did not give recognition to the registration rights arrangement as management did not believe at issuance that probable payment under the contingent escalation clause would be required, thus there was no impact on the initial measurement of the Notes. The Company satisfied the registration rights arrangement in October 2015 upon the effectiveness of a registration statement on Form S-1.

The Notes are convertible at any time at the noteholder’s discretion into that number of shares of Aytu common stock equal in an amount equal to 120% of the number of shares of common stock calculated by dividing the then outstanding principal and accrued interest by $4.63. A holder of Notes will be obligated to convert on the terms of Aytu’s next public offering of its stock resulting in gross proceeds of at least $5,000,000 (excluding indebtedness converted in such financing) prior to the maturity date of the Notes (a “Qualified Financing”). The principal and accrued interest under the Notes will automatically convert into a number of shares of such equity securities of the Company sold in the Qualified Financing equal to 120% of the principal and accrued interest under such Note divided by the lesser of (i) the lowest price paid by an investor in the Qualified Financing or (ii) $4.63. In the event that Aytu sells equity securities to investors at any time while the Notes are outstanding in a financing transaction that is not a Qualified Financing, then the noteholders will have the option to convert in whole the outstanding principal and accrued interest as of the closing of such financing into a number of shares of Aytu capital stock in an amount equal to 120% of the number of such shares calculated by dividing the outstanding principal and accrued interest by the lesser of (i) the lowest cash price per share paid by purchasers of shares in such financing, or (ii) $4.63.

The Company determined that the conversion option is not required to be bifurcated and accounted for as an embedded derivative liability. There was no intrinsic value to the beneficial conversion feature as it was determined that the effective conversion price exceeded the commitment date valuation price.

The Notes contained a purchase premium option in the event of a sale transaction as defined in the Notes. A holder of the Notes will be entitled to receive, at the holder’s option, (i) repayment of the Note balance plus the amount equal to 25% of the original purchase amount or (ii) the consideration the holder would have received on an as-converted basis. Given that the payment under the purchase premium is contingent upon a sale transaction and involves a substantial premium of 25%, the purchase premium is an embedded derivative that must be bifurcated and accounted for as an embedded derivative. No value was recorded related to this derivative at issuance and September 30, 2015.

Newbridge Securities Corporation, a FINRA/SIPC member, through LifeTech Capital, acted as sole placement agent for the institutional portion of the offering of the Notes. Aytu sold the balance of the Notes to individuals and entities with whom Aytu has an established relationship. For Notes sold by the placement agent, Aytu paid the placement agent 8% of the gross proceeds of Notes sold by the placement agent and is obligated to issue warrants for an amount of shares to be equal to 8% of the gross number of shares of the Company stock issuable upon conversion of the Notes issued to investors introduced to the Company by the private placement agents in the private placement, in addition to a previously paid non-refundable retainer fee of $20,000. The placement agent warrant has a term of five years, will have an exercise price equal to the lowest conversion price per share at which the Notes are converted into common stock. Change in fair value is recorded in earnings. Fair value at the grant date was recorded as a debt discount and amortized over the term of the debt.

The warrants were recorded at fair value as long-term liabilities on the Balance Sheet. See Note 4.

Per our adoption of ASU 2015-3, the costs associated with the Notes were recorded as a long–term liability and are presented in the Balance Sheet as a direct reduction of the carrying amount of the Notes on their inception date.

As of September 30, 2015, the carrying value of the Notes was $4.8 million inclusive of an unamortized debt discount of $350,000.

Note 9 – Common Stock

Capital Stock

At September 30, 2015 and June 30, 2015, Aytu had 300 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

Note 10 – Equity Instruments

Options

Prior to the Merger, Aytu had two approved stock option plans (Luoxis 2013 Stock Option Plan and Vyrix 2013 Stock Option Plan), pursuant to which Aytu had reserved a total of 1,718,828 million shares of common stock, both of which were terminated on April 16, 2015 upon the closing of the Merger.

The Luoxis options that were in the money and all outstanding Vyrix options issued under the respective 2013 Option Plans were accelerated and cancelled in connection with the Merger. Option holders received a cash payment per option share equal to the difference between the consideration payable per share of common stock pursuant to the Merger and the exercise price of the option; if the consideration paid to holders of common stock was less than the exercise price of such options, no amount was paid to the option holder in connection with the cancellation. The cash payment during the period ended June 30, 2015 was $27,000. The Company recognized compensation of $422,000 and $189,000 related to the Luoxis and Vyrix options that had accelerated vesting as of the Merger date during the period ended June 30, 2015.

The Luoxis options that were not paid out were terminated pursuant to the terms of the 2013 Luoxis Option Plan. The Company treated these options as pre-vesting forfeitures and $433,000 of previously recognized compensation was reversed.

On June 1, 2015, Aytu’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 10,000,000 shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. The fair value of the options are calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Aytu has computed the fair value of all options granted during the three months ended September 30, 2015 using the following assumptions:

Expected volatility	75.00%
Risk free interest rate	1.08% – 1.59%
Expected term (years)	3.0 – 4.5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Expected Life in Years
Outstanding June 30, 2015	—	$—
Granted	50,000	$4.63
Exercised	—	$—
Forfeited/Cancelled	—	$—

Outstanding September 30, 2015	50,000	$4.63	4.86

Exercisable at September 30, 2015	—	$—

Available for grant at September 30, 2015	9,950,000

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the three months ended September 30, 2015 and for the stock-based compensation expense related to the Luoxis and Vyrix options for the three months ended September 30, 2014:

	Three Months Ended September 30,
	2015	2014
Research and development expenses
Stock options	$5,000	$90,000
Selling, general and administrative expenses
Stock options	63,000	112,000

	$68,000	$202,000

Unrecognized expense at September 30, 2015	$10,000

Weighted average remaining years to vest	3.55

Warrants

Aytu issued warrants in conjunction with its 2013 private placement. A summary of these warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2015	102,613	$4.53	2.92
Outstanding September 30, 2015 (unaudited)	102,613	$4.53	2.92

Warrant Obligation related to the Convertible Promissory Notes

Aytu has the obligation to issue warrants to the private placement agents as part of their fees for the convertible note financing. These warrants are classified as a derivative warrant liability due to the fact that the number of shares and exercise price have not been set as of September 30, 2015. The number of shares of Company stock that these warrants will convert into is equal to 8% of the gross number of shares of the Company stock issuable upon conversion of the Notes issued to investors introduced to the Company by the private placement agents pursuant to the private placement memorandum. The exercise price will be the lowest conversion price per share at which the Notes are converted into Company common stock. The warrants have a term of five years from August 31, 2015.

Note 11 – Related Party Transactions

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

In March 2014, Luoxis entered into a loan agreement with Ampio. Pursuant to the loan agreement, Ampio agreed to lend Luoxis $3,000,000. Unpaid principal amounts under the loan agreement bear simple interest at the “Applicable Federal Rate” for long-term obligations prescribed under Section 1274(d) of the Internal Revenue Code of 1986, as amended (or any successor provision with similar applicability). The initial term of this loan agreement is for one year, subject to automatic extension of successive one-year terms. Luoxis may repay any outstanding balance at any time without penalty. Ampio has an option of converting any balance outstanding under the loan agreement into shares of Luoxis common stock at the fair market value per share of Luoxis common stock, as determined by the Ampio board of directors, as of such conversion date. As of June 30, 2014, the amount advanced was $3,000,000 with interest rates from 3.11% – 3.32%. On April 16, 2015, in connection with the closing of the Merger, Ampio released Luoxis from its then outstanding obligation of $8,000,000 under the loan agreement as consideration of its share purchase, and the loan agreement was terminated.

On April 16, 2015, Ampio received 4,761,787 shares of common stock of Aytu for (i) issuance to Aytu of a promissory note from Ampio in the principal amount of $10,000,000, maturing on the first anniversary of the Merger, (ii) cancellation of indebtedness of Luoxis to Ampio in the amount of $8,000,000; and (iii) cancellation of indebtedness of Vyrix to Ampio in the amount of $4,000,000.

Services Agreement

The Company has entered into a service agreement with Ampio which is described in Note 7.

Sponsored Research Agreement

In June 2013, Luoxis entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. Bar-Or. The agreement, which was amended in January 2015 and provides for Luoxis (now Aytu) to pay $6,000 per month to TRLLC in consideration for services related to research and development of the RedoxSYS platform. In March 2014, Luoxis also agreed to pay $615,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet; this amount has been paid in full. This agreement is set to expire March 2019 and cannot be terminated prior to March 2017.

Convertible Promissory Notes

The convertible promissory notes (see Note 8) include $275,000 invested by relatives of senior management of the Company.

Note 12 – Subsequent Events

On October 5, 2015, Aytu entered into and closed on an Asset Purchase Agreement with FSC Laboratories, Inc. (the “Seller”). Pursuant to the agreement, Aytu purchased assets related to the Seller’s product known as Primsol® (trimethoprim solution), including certain intellectual property and contracts, inventory, work in progress and all marketing and sales assets and materials related solely to Primsol (together, the “Primsol Business”), and assumed certain of the Seller’s liabilities, including those related to the sale and marketing of Primsol arising after the closing.

Aytu paid $500,000 at closing for the Primsol Business and also agreed to pay an additional $142,000 payable within five days after transfer of the Primsol-related product inventory. Aytu also agreed to pay an additional (a) $500,000 payable no later than March 31, 2016, (b) $500,000 payable no later than June 30, 2016, and (c) $250,000 payable no later than September 30, 2016 (together, the “Installment Payments”).

On October 8, 2015, Aytu entered into a Master Services Agreement with Biovest International, Inc. (“Biovest”). The agreement provides that Aytu may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders. Aytu expects to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of its products.

The agreement provides customary terms and conditions, including those for performance of services by Biovest in compliance with project addendums, industry standards, regulatory standards and all applicable laws. Biovest will be responsible for obtaining and maintaining all governmental approvals, at our expense, during the term of the agreement.

The agreement has a term of four years, provided that either party may terminate the agreement or any project addendum under the agreement on 30 days written notice of a material breach under the agreement. In addition, Aytu may terminate the agreement or any project addendum under the agreement upon 180 days written notice for any reason.

In conjunction with entering into the agreement, Aytu submitted a work order to Biovest to provide Aytu with active pharmaceutical ingredient for ProstaScint over a four-year period at a total cost of $5,000,000, of which we paid $1,000,000 upon submission of the work order and anticipate paying the remaining balance as follows in fiscal:

2016	$1,500,000
2017	1,500,000
2018	500,000
2019	500,000

$4,000,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Aytu BioScience, Inc.’s Form 10-K filed on September 28, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Form 10-Q, “Risk Factors” and the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2015.

Overview

We are a specialty healthcare company concentrating on developing and commercializing products with an initial focus on urological indications and related conditions. We are focused primarily on the urological disorders market and specifically sexual dysfunction, urological cancers and male infertility.

On April 16, 2015, we completed the multi-step reverse triangular merger of Vyrix Pharmaceuticals, Inc. (“Vyrix”) and Luoxis Diagnostics, Inc. (“Luoxis”) into our Company (the “Merger”) and we abandoned our pre-merger business plans to solely pursue the specialty healthcare market, including the business of Vyrix and Luoxis. In May 2015, we closed on an asset purchase agreement with Jazz Pharmaceuticals, Inc., pursuant to which we purchased assets related to Jazz Pharmaceuticals’ product known as ProstaScint® (capromab pendetide) (the “ProstaScint Business”), and assumed certain of Jazz Pharmaceuticals’ liabilities related to the ProstaScint Business.

During July and August 2015, Aytu issued in a private placement unsecured convertible promissory notes (“Notes”) with an aggregate principal amount of $5.2 million. We are also obligated to issue to the placement agents in the private placement, warrants for an amount of shares to be equal to 8% of the gross number of shares of our stock issuable upon conversion of the Notes issued to investors introduced to us by the private placement agents in the private placement. The placement agent warrants have a term of five years and will have an exercise price equal to the lowest conversion price per share at which the Notes are converted into our common stock.

In October 2015, we entered into and closed on an Asset Purchase Agreement with FSC Laboratories, Inc. (the “Seller”). Pursuant to the agreement, we purchased assets related to the Seller’s product known as Primsol® (trimethoprim solution), including certain intellectual property and contracts, inventory, work in progress and all marketing and sales assets and materials related solely to Primsol (together, the “Primsol Business”), and assumed certain of the Seller’s liabilities, including those related to the sale and marketing of Primsol arising after the closing. We paid $500,000 at closing for the Primsol Business and we agreed to pay an additional $142,000 payable within five days after transfer of the Primsol-related product inventory. We also agreed to pay an additional (a) $500,000 payable no later than March 31, 2016, (b) $500,000 payable no later than June 30, 2016, and (c) $250,000 payable no later than September 30, 2016 (together, the “Installment Payments”). The accounting for this business combination is not yet complete and the amount assigned to the assets acquired is provisional because the final appraisal report has not been received at the time of this filing.

To date, we have financed operations through a combination of private and public debt and equity financings including the net proceeds from the private placement of stock as well as convertible notes. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months. See “Liquidity and Capital Resources.”

We have only begun to generate revenues from the commercialization of our product candidates in the last few quarters. However, we have recognized limited revenue from ProstaScint sales. We have incurred accumulated net losses since our inception, and as of September 30, 2015, we had a deficit accumulated of $20.7 million. Our net loss was $2.3 million for the three months ended September 30, 2015 and $2.1 million for the three months ended September 30, 2014.

Product Update

We continue to execute our business plan and continue to progress forward on the development of our novel diagnostic device, acquire marketed pharmaceutical products and assess options for advancing our drug development candidate.

PROSTASCINT

In May 2015, we acquired ProstaScint from Jazz Pharmaceuticals. ProstaScint is the only commercially available diagnostic imaging agent approved by the U.S. Food and Drug Administration (“FDA”) that specifically targets prostate cancer cells that have spread to tissue outside of the prostate gland. ProstaScint was approved by the FDA in October 1996 and was initially commercialized by Cytogen which was acquired by EUSA Pharma and Jazz Pharmaceuticals acquired EUSA Pharma and its product portfolio including ProstaScint in 2012.

PRIMSOL

In October 2015 we acquired Primsol (trimethoprim hydrochloride) from FSC Laboratories, Inc. Primsol is the only FDA-approved trimethoprim-only oral solution and is standard therapy for urinary tract infections. Primsol is a sulfa-free, pleasant tasting liquid that is appropriate for patients that are sulfa allergic and individuals that have difficulty swallowing pills. Primsol was approved by the FDA in 2000 and was originally marketed by Ascent Pediatrics. FSC Laboratories acquired Primsol from Taro Pharmaceutical.

REDOXSYS

RedoxSYS is a novel, diagnostic platform comprised of a first-in-class, point-of-care device and disposable testing strips that together measure the presence of oxidative stress and antioxidant reserves. We believe this device could also be used as a key indicator in male reproductive health as a stand-alone application. Currently, the device is being studied in over 60 research collaborations that will continue through 2015. To date, the revenue related to the device and the test strips is not material.

MIOXSYS

We intend to leverage our RedoxSYS research tool to develop a clinical application – known as MiOXSYS – to assess oxidative stress levels in infertile males. Proof of concept studies in male infertility have been conducted with a leading center in the United States and determined that oxidation-reduction potential effectively measures oxidative stress levels in semen and seminal fluid. Semen analysis studies are routinely conducted to assess causes of infertility, so we expect clinicians and oxidative stress researchers to readily integrate MiOXSYS into routine use. Additional studies are now underway that will determine the MiOXSYS system’s performance in semen analysis as it relates to infertility.

ZERTANE

Zertane is an oral drug subject to an open Investigational New Drug Application for a Phase 3 clinical trial for the treatment of premature ejaculation (“PE”). The FDA has accepted our Investigational New Drug application and a Phase 3 clinical study may now begin in the United States although we not have yet determined when this study will start.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability of long-lived assets, stock compensation, valuation of derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our Form 10-K, filed with the SEC on September 28, 2015.

We account for financial instruments (convertible debt with embedded derivative features – conversion options and conversion provisions) and related warrants by recording the fair value of each instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the financial instruments and related warrants was calculated using a Monte Carlo based valuation model. We recorded a derivative expense at the inception of the instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods will be recorded as unrealized gain or loss on fair value of debt instruments for the financial instruments and to derivative income or expense for the warrants.

Newly Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015 and early adoption is permitted. As of September 30, 2015, we have early adopted this standard.

In July 2015, the FASB issued ASU 2015-12, “Plan Accounting: Defined Benefits Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965): I. Fully Benefit-Responsive Investment

Contracts; II. Plan Investment Disclosures; and III. Measurement Date Practical Expedient.” This three-part ASU simplifies current benefit plan accounting and requires (i) fully benefit-responsive investment contracts to be measured, presented, and disclosed only at contract value and accordingly removes the requirement to reconcile their contract value to fair value; (ii) benefit plans to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes to the financial statements; (iii) the net appreciation or depreciation in investments for the period to be presented in the aggregate rather than by general type, and removes certain disclosure requirements relevant to individual investments that represent five percent or more of net assets available for benefits. Further, the amendments in this ASU eliminate the requirement to disclose the investment strategy for certain investments that are measured using Net Asset Value (“NAV”) per share using the practical expedient in the FASB ASC Topic 820. Part III of the ASU provides a practical expedient to permit employee benefit plans to measure investments and investment-related accounts as of the month-end that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end, while requiring certain additional disclosures. The amendments in Parts I and II of this standard are effective retrospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. The amendments in Part III of this standard are effective prospectively for fiscal years beginning after December 15, 2015 and early adoption is permitted. We are currently evaluating the impact of this standard on our financial statements.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value. Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory. ASU 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016. ASU 2015-11 is required to be applied prospectively and early adoption is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on our financial position or results of operations.

In June 2015, the FASB issued ASU 2015-10, “Technical Corrections and Improvements”. The amendments represent changes to clarify the codification, correct unintended application of guidance, or make minor improvements to the codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost. In addition, some of the amendments will make the codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the codification. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. We are evaluating the impact of ASU 2015-10 on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. This standard does not have an impact on our financial statements. As of September 30, 2015, we early adopted this standard and recorded debt issuance costs as a debt discount. There was no impact related to this adoption as we did not have any debt issuance costs previously.

In January 2015, the FASB issued ASU 2015-01, “Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The purpose of this amendment is to eliminate the concept of extraordinary items. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods with early application permitted. We are evaluating the impact the adoption of ASU 2015-01 will have on our financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. We are evaluating the impact the adoption of ASU 2014-15 will have on our financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2016 to December 15, 2017, with early adoption permitted but not earlier than the original effective date. We are currently evaluating the effect that the updated standard will have on our financial statements.

RESULTS OF OPERATIONS

Results of Operations – September 30, 2015 Compared to September 30, 2014

Results of operations for the three months ended September 30, 2015 and the three months ended September 30, 2014 reflected losses of approximately $2.3 million and $2.1 million for each period, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation and amortization, amortization of prepaid research and development – related party and deferred taxes, collectively in the amount of $228,000 for the three months ended September 30, 2015 and $233,000 for the three months ended September 30, 2014. The non-cash charges decreased in the three months ended 2015 primarily due to the decrease in stock-based compensation.

Revenue

We recognized $466,000 and $6,000 for the three months ended 2015 and 2014 respectively, related to the sale of RedoxSYS and ProstaScint products.

The $21,000 license revenue we recognized for each of the three months ended 2015 and 2014, respectively, represent the amortization of the upfront payments received on our license agreements. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement of Zertane with a Canadian-based supplier was deferred and is being recognized over seven years.

Expenses

Cost of Sales

The cost of sales of $37,000 and $200 recognized for the three months ended September 30, 2015 and 2014, respectively, is related to the ProstaScint product and the RedoxSYS System.

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended September 30,
	2015	2014
Clinical trials and sponsored research	$727,000	$761,000
Labor	115,000	59,000
Stock-based compensation	5,000	91,000
Sponsored research – related party	48,000	54,000
Consultants and other	9,000	23,000

	$904,000	$988,000

Research and development costs consist of drug development and clinical trials, labor, as well as stock-based compensation. Costs of research and development decreased $84,000, or 8.5%, for the three months ended 2015 compared to the three months ended 2014. The decrease is primarily due to a decrease in stock-based compensation as a result of the cancellation of the Luoxis and Vyrix options.

Selling, General and Administrative

Selling, general and administrative costs are summarized as follows:

	Three Months Ended September 30,
	2015	2014
Labor	$818,000	$114,000
Stock-based compensation	63,000	111,000
Patent costs	98,000	82,000
Professional fees	281,000	429,000
Occupancy, travel and other	449,000	395,000

	$1,709,000	$1,131,000

Selling, general and administrative costs increased $578,000, or 51.1% for the three months ended 2015 compared to the three months ended 2014. The increase is primarily due to labor as a result of increased staffing due to our development and commercialization efforts for our products and product candidates offset by a decrease in professional fees and stock-based compensation.

Net Cash Used in Operating Activities

During the three month period ended September 30, 2015, our operating activities used $2.2 million in cash which was slightly less than the net loss of $2.3 million primarily as a result of the non-cash depreciation, amortization and accretion and the increase in accrued compensation offset by inventory and accounts payable.

During the three month period ended September 30, 2014, our operating activities used $2.2 million in cash which was slightly more than the net loss of $2.1 million primarily as a result of a decrease in the payable to Ampio, accounts payable and increase in prepaid research and development offset by the decrease in prepaid expenses and the non-cash depreciation, amortization and accretion.

Net Cash Used in Investing Activities

During the three month period ended September 30, 2015, cash of $4,000 was used to purchase fixed assets. There were no cash flows from investing activities in the three months ended September 30, 2014.

Net Cash from Financing Activities

Net cash provided by financing activities in the three month period ended September 30, 2015 of $4.9 million was primarily related to the convertible promissory notes which reflects gross proceeds of $5.2 million offset by the cash portion of the debt issuance costs related to the Notes of $298,000.

During the three months ended September 30, 2015, the only proceeds in financing activities was a $600,000 contribution from Ampio.

Liquidity and Capital Resources

As we are a fairly young company, so we have not yet generated significant revenue as our primary activities are focused on commercializing our primary product candidates, and raising capital. As of September 30, 2015, we had cash and cash equivalents totaling $10.1 million available to fund our operations and $1.1 million in accounts payable. Based upon these figures plus the Ampio commitment to fund our Company with another $5.0 million, we believe we have adequate capital to continue operations into the first half of 2017. We intend to seek additional capital within the next 12 months help acquire new products as well as general corporate purposes. In addition, we intend to evaluate the capital markets from time to time to determine when to raise additional capital in the form of equity, convertible debt or otherwise, depending on market conditions relative to our need for funds at such time, and we will seek to raise additional capital during the next 12 months, if at all, at such time as we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

We have prepared a budget for calendar year 2015 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $500,000 per month. We plan to expend additional funds for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through Ampio’s contributions to us and private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, volatility in the financial markets has adversely affected the market capitalizations of many bioscience companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

If we cannot raise adequate additional capital in the future when we require it, we will be required to delay, reduce the scope of, or eliminate one or more of our research or development programs or our commercialization efforts. We also may be required to relinquish greater or all rights to product candidates at less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities”.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are not currently exposed to material market risk arising from financial instruments, changes in interest rates or commodity prices, or fluctuations in foreign currencies. We have not identified a need to hedge against any of the foregoing risks and therefore currently engages in no hedging activities.

Item 4.	Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of our fiscal year 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not party to any material pending legal proceedings, whether routine or non-routine.

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 28, 2015, which could materially affect our business, financial condition or future results. During the quarterly period covered by this Quarterly Report on Form 10-Q, there were no material changes to the risk factors described in our Form 10-K filed on September 28, 2015, except as set forth below.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

        We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline. Any future grants of options, warrants or other securities exercisable or convertible into our common stock (and the amount and pricing of such securities), or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

In addition, there is not now, nor has there been since our inception, any substantial trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. Given the illiquid nature of our common stock, the value of our common stock cannot necessarily be based on the price of our common stock as quoted on the OTCQB. Investors in future financings may be able to negotiate a price for our common stock or derivatives that is significantly less than the price quoted on the OTCQB. Such an event could have an adverse effect on the market price of our common stock

Further, the stock market in general, and the stocks of small-cap healthcare, biotechnology and pharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of, or other events reported by, these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance or public announcements, and could have a dramatic and material adverse impact on the market price of our common stock.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Employment Agreement, dated September 16, 2015, between Aytu BioScience, Inc. and Jonathan McGrael.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Stockholders’ Equity (Deficit), (iv) the Statement of Cash Flows, and (v) the Notes to the Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYTU BIOSCIENCE, INC.

By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
Date: November 6, 2015

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
Date: November 6, 2015