Form 10-Q
period 2015-12-31
AYTU BIOSCIENCE, INC
filed 2016-02-11
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2015

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

As of February 1, 2016, there were 14,567,385 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AYTU BIOSCIENCE, INC.

FOR THE QUARTER ENDED DECEMBER 31, 2015

INDEX

		Page

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Balance Sheets as of December 31, 2015 (unaudited) and June 30, 2015	4

	Statements of Operations for the three and six months ended December 31, 2015 (unaudited) and the three and six months ended December 31, 2014 (unaudited)	5

	Statement of Stockholders’ Equity (unaudited)	6

	Statements of Cash Flows for the six months ended December 31, 2015 (unaudited) and the six months ended December 31, 2014 (unaudited)	7

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation, statements regarding the assimilation into our operations of acquired assets and entities; our plan to acquire additional assets; the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials; the anticipated designs of our future clinical trials; anticipated future regulatory submissions and events; the planned expanded commercialization of our products and the potential future commercialization of our product candidates, our anticipated future cash position; and future events under our current and potential future collaborations; These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K . These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Zertane, RedoxSYS, MiOXSYS, ProstaScint, Primsol and Luoxis, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AYTU BIOSCIENCE, INC.

Balance Sheets

	December 31,	June 30,
	2015	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,959,546	$7,353,061
Accounts receivable	288,466	157,058
Inventory	653,115	39,442
Prepaid expenses, other	741,544	370,888
Prepaid research and development - related party (Note 11)	121,983	121,983
Total current assets	12,764,654	8,042,432

Fixed assets, net (Note 2)	143,826	29,706
Developed technology, net	1,242,569	780,125
Customer contracts, net	1,456,875	711,000
Trade names, net	210,139	79,000
Goodwill	221,000	74,000
In-process research and development	7,500,000	7,500,000
Patents, net	593,382	628,776
Long-term portion of prepaid research and development - related party (Note 11)	274,463	335,454
Deposits	2,888	4,886
	11,645,142	10,142,947

Total assets	$24,409,796	$18,185,379

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,076,295	$1,195,368
Primsol payable	1,111,057	-
Accrued compensation	492,584	196,503
Deferred revenue	85,714	85,714
Related party payable	38,451	-
Total current liabilities	2,804,101	1,477,585

Convertible promissory notes, net of amortization discount of $253,448 (Note 8)	4,921,552	-
Contingent consideration	687,685	664,000
Long-term deferred revenue	383,036	425,893
Interest payable	161,988	-
Deferred rent	11,694	1,449
Warrant derivative liability	180,969	-
Total liabilities	9,151,025	2,568,927

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 300,000,000 shares authorized; shares issued and outstanding 14,259,693 and 14,259,681, respectively as of December 31, 2015 and June 30, 2015	1,426	1,426
Additional paid-in capital	39,247,254	38,996,367
Ampio stock subscription	-	(5,000,000)
Accumulated deficit	(23,989,909)	(18,381,341)
Total stockholders' equity	15,258,771	15,616,452

Total liabilities and stockholders' equity	$24,409,796	$18,185,379

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Product and service revenue	$447,786	$6,906	$913,742	$13,060
License revenue	21,428	21,429	42,857	42,858
Total revenue	469,214	28,335	956,599	55,918

Operating expenses
Cost of sales	244,100	-	281,425	225
Research and development	1,308,460	789,967	2,164,334	1,723,720
Research and development - related party (Note 11)	47,998	53,998	95,996	107,996
Sales, general and administrative	1,774,167	749,837	3,425,971	1,863,416
Amortization of finite-lived intangible assets	108,489	17,697	165,936	35,394
Total operating expenses	3,483,214	1,611,499	6,133,662	3,730,751

Loss from operations	(3,014,000)	(1,583,164)	(5,177,063)	(3,674,833)

Other (expense) income
Interest (expense)	(240,214)	(37,547)	(353,467)	(74,849)
Derivative (expense)	(78,166)	-	(78,038)	-
Total other (expense) income	(318,380)	(37,547)	(431,505)	(74,849)

Net loss, before income tax	(3,332,380)	(1,620,711)	(5,608,568)	(3,749,682)
Deferred income tax benefit	-	-	-	23,910
Net loss	$(3,332,380)	$(1,620,711)	$(5,608,568)	$(3,725,772)

Weighted average number of Aytu common shares outstanding	14,259,693	7,901,426	14,259,687	7,901,426

Basic and diluted Aytu net loss per common share	$(0.23)	$(0.21)	$(0.39)	$(0.47)

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statement of Stockholders’ Equity

	Common Stock		Additional paid-in	Ampio	Accumulated	Total Stockholders'
	Shares	Amount	capital	Stock Subscription	Deficit	Equity

Balance - June 30, 2015	14,259,681	$1,426	$38,996,367	$(5,000,000)	$(18,381,341)	$15,616,452

Adjustment for rounding of shares due to conversion (unaudited)	12	-	-	-	-	-
Ampio stock subscription (unaudited)	-	-	-	5,000,000	-	5,000,000
Stock-based compensation (unaudited)	-	-	250,887	-	-	250,887
Net loss (unaudited)	-	-	-	-	(5,608,568)	(5,608,568)

Balance - December 31, 2015 (unaudited)	14,259,693	$1,426	$39,247,254	$-	$(23,989,909)	$15,258,771

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2015	2014

Cash flows from operating activities
Net loss	$(5,608,568)	$(3,725,772)
Stock-based compensation expense	250,887	477,660
Depreciation, amortization and accretion	242,427	49,164
Amoritzation of debt issuance costs	147,805	-
Derivative expense	78,038	-
Amortization of prepaid research and development - related party (Note 11)	60,991	60,992
Deferred taxes	-	(23,910)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in accounts receivable	(131,408)	(6,906)
(Increase) in inventory	(613,673)	(10,453)
(Increase) decrease in prepaid expenses, other	(370,656)	485,889
(Increase) in prepaid research and development - related party (Note 11)	-	(150,000)
(Decrease) in accounts payable and accrued liabilities	(126,781)	(298,677)
Increase (decrease) in related party payable	38,451	(561,059)
Increase in accrued compensation	296,081	94,247
Increase in interest payable	161,988	74,936
Increase in deferred rent	10,245	-
(Decrease) in deferred revenue	(42,857)	(42,858)
Net cash used in operating activities	(5,607,030)	(3,576,747)

Cash flows used in investing activities
Deposits	1,998	(1,998)
Purchases of fixed assets	(125,161)	-
Purchase of Primsol business	(540,000)	-
Net cash used in investing activities	(663,163)	(1,998)

Cash flows from financing activities
Proceeds from convertible promissory notes, net (Note 8)	5,175,000	-
Debt issuance costs (Note 8)	(298,322)
Ampio stock subscription payment	5,000,000	-
Contribution from Ampio	-	1,100,000
Net cash provided by financing activities	9,876,678	1,100,000

Net change in cash and cash equivalents	3,606,485	(2,478,745)
Cash and cash equivalents at beginning of period	7,353,061	2,639,650

Cash and cash equivalents at end of period	$10,959,546	$160,905

Non-cash transactions:

Warrant derivative liability related to the issuance of the convertible promissory notes (Note 8)	$102,931	$-
Primsol business purchase included in primsol payable, $1,250,000 less future accretion of $173,000	$1,077,000	$-
Fixed asset purchases included in accounts payable	$7,708	$-

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Notes to Financial Statements

(unaudited)

Note 1 – Business, Acquisition of Assets and Basis of Presentation

Business/Acquisition of Assets

Aytu BioScience, Inc. (“Aytu” or the “Company”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a specialty healthcare company concentrating on acquiring, developing and commercializing products focused primarily on the urological disorders market, specifically sexual dysfunction, urological cancer, urinary tract infections and male infertility.

Basis of Presentation

These unaudited financial statements represent the financial statements of Aytu BioScience, Inc. (“Aytu” or “the Company”). These unaudited financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2015, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended December 31, 2015 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended December 31, 2015 is unaudited.

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

As of December 31, 2015, Ampio is the majority shareholder of 81.5% of Aytu’s outstanding common stock.

On June 8, 2015, in connection with the reincorporation as a Delaware corporation, the Company effected a reverse stock split in which each common stock holder received one share of common stock for every 12.174 shares then outstanding (the “Reverse Stock Split”). All share and per share amounts in this Report have been adjusted to reflect the effect of the Reverse Stock Split.

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

The purchase price consisted of the upfront payment of $1.0 million. Aytu also paid an additional $500,000 for the ProstaScint-related product inventory and $227,000 that was paid prior to December 31, 2015 (which represents a portion of certain FDA fees). Aytu also will pay 8% as contingent consideration on its net sales made after October 31, 2017, payable up to a maximum aggregate payment of an additional $2.5 million. The contingent consideration was valued at $664,000 using a discounted cash flow estimate as of the acquisition date. The total fair value consideration for the purchase was $2.4 million.

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

As of December 31, 2015 the contingent consideration had increased to $688,000 due to accretion.

Business Combination—Primsol

In October 2015, Aytu entered into and closed on an Asset Purchase Agreement with FSC Laboratories, Inc. (the “Seller”). Pursuant to the agreement, Aytu purchased assets related to the Seller’s product known as Primsol® (trimethoprim solution), including certain intellectual property and contracts, inventory, work in progress and all marketing and sales assets and materials related solely to Primsol (together, the “Primsol Business”), and assumed certain of the Seller’s liabilities, including those related to the sale and marketing of Primsol arising after the closing.

Aytu paid $500,000 at closing for the purchase of the Primsol Business and paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also agreed to pay an additional (a) $500,000 payable no later than March 31, 2016, (b) $500,000 payable no later than June 30, 2016, and (c) $250,000 payable no later than September 30, 2016 (together, the “Installment Payments”).

The Company’s allocation on consideration transferred for Primsol as of the purchase date of October 5, 2015 is as follows:

Fair Value

Tangible assets	$182,000

Intangible assets	1,470,000

Goodwill	147,000

Total assets acquired	$1,799,000

Included in tangible assets is $102,000 of inventory and $80,000 of work-in-process inventory. Included in the intangible assets is developed technology of $520,000, customer contracts of $810,000 and trade names of $140,000, each of which will be amortized over a six-year period.

Adoption of Newly Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015 and early adoption is permitted. As of December 31, 2015, the Company has early adopted this standard.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. As of December 31, 2015, the Company early adopted this standard and will record any debt issuance costs as a debt discount. There was no impact related to this adoption as the Company did not have any debt issuance costs previously.

In November 2015, the FASB issued ASU No. 2015-17 regarding ASC Topic 470 "Income Taxes: Balance Sheet Classification of Deferred Taxes." The amendments in ASU 2015-17 eliminate the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. Aytu early adopted ASU 2015-17 and there was no material impact on its financial statements.

Recently Issued Accounting Pronouncements, Not Adopted as of December 31, 2015

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and measurement of Financial Assets and Financial Liabilities,” which requires that all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this standard on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements.

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated	As of December 31,	As of June 30,
	Useful Lives in years	2015	2015

Office equipment and furniture	3 - 5	$108,000	$-
Lab equipment	3 - 5	90,000	90,000
Leasehold improvements	3	18,000	-
Manufacturing equipment	5	7,000	-
Less accumulated depreciation and amortization		(79,000)	(60,000)

Fixed assets, net		$144,000	$30,000

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

Note 4 – Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent, third party appraisal to be $500,000, is being amortized over the remaining U.S. patent life since Aytu’s acquisition of approximately 11 years. The cost of the ORP related patents was $380,000 when they were acquired and is being amortized over the remaining U.S. patent life since Aytu’s acquisition of approximately 15 years. Patents consist of the following:

	As of December 31,	As of June 30,
	2015	2015

Patents	$880,000	$880,000
Less accumulated armortization	(287,000)	(251,000)

Patents, net	$593,000	$629,000

Note 5 – Revenue Recognition

The $448,000 and $7,000 product and service revenue recognized during the three months ended December 31, 2015 and 2014, respectively, represents sales of the Company’s ProstaScint and Primsol products and the RedoxSYS System. The $914,000 and $13,000 product and service revenue recognized during the six months ended December 31, 2015 and 2014, respectively, represents sales of the Company’s ProstaScint and Primsol products and the RedoxSYS System.

The license revenue of $21,000 and $43,000 recognized in the three and six months ended 2015 and 2014 respectively, represents the amortization of the upfront payments received from the Company’s license agreements. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement of Zertane with a Canadian-based supplier was deferred and is being recognized over seven years.

Note 6 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, convertible promissory notes and warrant derivative liability. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The fair value of the convertible notes is approximately the face value of the notes, $5,175,000 based upon the valuation that the Company had completed of all components of the convertible notes at inception and as of December 31, 2015.  The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors. Subsequent to December 31, 2015, the majority of the Company’s convertible notes converted into common stock (see Note 12 for more information).

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2015

LIABILITIES
Warrant derivative liability	$-	$-	$181,000	$181,000

The warrant derivative liability for the warrants was valued using the Monte Carlo valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of December 31, 2015 and at issuance:

	December 31, 2015	At Issuance
Warrants:
Exercise price	$0.98	$1.51 - $1.95
Volatility	75.0%	75.0%
Equivalent term (years)	4.67	5.0 - 5.11
Risk-free interest rate	1.57% - 1.60%	1.54% - 1.74%
Potential number of shares	126,000 - 215,000	139,000 - 224,000

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of June 30, 2015	$-
Warrant issuances	103,000
Included in earnings	78,000
Balance as of December 31, 2015	$181,000

Note 7 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table for the designated fiscal years ending June 30, as of December 31, 2015:

	Total	Remaining 2016	2017	2018	2019	2020	Thereafter

Management fee	$1,620,000	$180,000	$360,000	$360,000	$360,000	$360,000	$-
Primsol business	1,250,000	1,000,000	250,000	-	-	-	-
Manufacturing agreement	1,000,000	1,000,000	-	-	-	-	-
Office Lease	385,000	68,000	142,000	145,000	30,000	-	-
Sponsored research agreement with related party	315,000	35,000	70,000	70,000	70,000	70,000	-
	$4,570,000	$2,283,000	$822,000	$575,000	$460,000	$430,000	$-

Management Fee

In July 2015, Aytu entered into an agreement with Ampio whereby Aytu agreed to pay Ampio $30,000 per month for shared overhead which includes costs related to the shared facility, corporate staff, and other miscellaneous overhead expenses. These agreements will be in effect until they are terminated in writing by both parties.

Primsol Business

In October 2015, Aytu entered into an agreement with FSC Laboratories, Inc. for the purchase of Primsol (see Note 1).

Manufacturing Agreement

In October 2015, Aytu entered into a Master Services Agreement with Biovest International, Inc. (“Biovest”). The agreement provides that Aytu may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders. Aytu expects to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of its products for the ProstaScint product. Aytu is obligated to pay Biovest $1.0 million for time and materials as they develop a plan to reproduce the manufacturing process.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Rent expense	$34,000	$22,000	$51,000	$40,000

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

Note 8 – Convertible Promissory Notes

Convertible Promissory Notes

During July and August 2015, Aytu closed on note purchase agreements with institutional and high net worth individual investors for the purchase and sale of convertible promissory notes (“Notes”) with an aggregate principal amount of $5.2 million. The sale of the Notes was pursuant to a private placement. Debt issuance costs totaled $401,000 which included the $103,000 fair value of the warrants.

The Notes are an unsecured obligation. Unless earlier converted, the Notes will mature 18 months from their respective dates of issuance which will be on January 22, February 11 and February 28, 2017, with an option to extend the maturity date up to six months at Aytu’s discretion (provided that in the event Aytu exercises such extension option, the then applicable interest rate shall increase by 2% for such extension period). Aytu does not have the right to prepay the Notes prior to the maturity date. Interest will accrue on the Notes in the following amounts: (i) 8% simple interest per annum for the first six months and (ii) 12% simple interest per annum thereafter if not converted during the first six months. If there had not been a registration statement on Form S-1 filed with the SEC for the registration of the shares of common stock underlying the Notes by the expiration of the first six-month period then (a) the interest rate would have increased to 14% for the remainder of the period in which the Notes remain outstanding and (b) any Notes held by officers and directors of the Company would have been subordinated to the remaining Notes. Interest will accrue, is payable with the principal upon maturity, conversion or acceleration of the Notes and may be paid in kind or in cash, in Aytu’s sole discretion.

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

The Notes are convertible at any time at the noteholder’s discretion into that number of shares of Aytu common stock equal to 120% of the number of shares of common stock calculated by dividing the then outstanding principal and accrued interest by $4.63. A holder of Notes will be obligated to convert on the terms of Aytu’s next public offering of its stock resulting in gross proceeds of at least $5,000,000 (excluding indebtedness converted in such financing) prior to the maturity date of the Notes (a “Qualified Financing”). The principal and accrued interest under the Notes will automatically convert into a number of shares of such equity securities of the Company sold in the Qualified Financing equal to 120% of the principal and accrued interest under such Note divided by the lesser of (i) the lowest price paid by an investor in the Qualified Financing or (ii) $4.63. In the event that Aytu sells equity securities to investors at any time while the Notes are outstanding in a financing transaction that is not a Qualified Financing, then the noteholders will have the option to convert in whole the outstanding principal and accrued interest as of the closing of such financing into a number of shares of Aytu capital stock in an amount equal to 120% of the number of such shares calculated by dividing the outstanding principal and accrued interest by the lesser of (i) the lowest cash price per share paid by purchasers of shares in such financing, or (ii) $4.63.

The Company determined that the conversion option is not required to be bifurcated and accounted for as an embedded derivative liability. There was no intrinsic value to the beneficial conversion feature as it was determined that the effective conversion price exceeded the commitment date valuation price.

The Notes contain a purchase premium option in the event of a sale transaction by the Company as defined in the Notes. A holder of the Notes will be entitled to receive, at the holder’s option, (i) repayment of the Note balance plus the amount equal to 25% of the original purchase amount or (ii) the consideration the holder would have received on an as-converted basis. Given that the payment under the purchase premium is contingent upon a sale transaction and involves a substantial premium of 25%, the purchase premium is an embedded derivative that must be bifurcated and accounted for as an embedded derivative. No value was recorded related to this derivative at issuance and December 31, 2015.

Placement agents for the offerings sold the institutional portion of the offering of the Notes. Aytu sold the balance of the Notes to individuals and entities with whom Aytu has an established relationship. For Notes sold by the placement agent, Aytu paid the placement agent 8% of the gross proceeds of Notes sold by the placement agents and is obligated to issue warrants for an amount of shares to be equal to 8% of the gross number of shares of the Company stock issuable upon conversion of the Notes issued to investors introduced to the Company by the private placement agents in the private placement, in addition to a previously paid non-refundable retainer fee of $20,000. The placement agent warrants have a term of five years, will have an exercise price equal to the lowest conversion price per share at which the Notes are converted into common stock. Change in fair value is recorded in earnings. Fair value at the grant date was recorded as a debt discount and amortized over the term of the debt.

The warrants were recorded at fair value as long-term liabilities on the Balance Sheet (see Note 6).

Upon Aytu’s adoption of ASU 2015-3, the costs associated with the Notes were recorded as a long–term liability and are presented in the Balance Sheet as a direct reduction of the carrying amount of the Notes on their inception date.

As of December 31, 2015, the carrying value of the Notes was $4.9 million inclusive of an unamortized debt discount of $253,000.

Note 9 – Common Stock

Capital Stock

At December 31, 2015 and June 30, 2015, Aytu had 300 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

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

On June 1, 2015, Aytu’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 10,000,000 shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. The fair value of the options are calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Aytu has computed the fair value of all options granted during the six months ended December 31, 2015 using the following assumptions:

Expected volatility	75.00%
Risk free interest rate	1.08% - 2.08%
Expected term (years)	3.0 - 7.0
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2015	-	$-
Granted	3,695,000	$1.55
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding December 31, 2015	3,695,000	$1.55	9.80
Exercisable at December 31, 2015	1,120,000	$1.51	9.87
Available for grant at December 31, 2015	6,305,000

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2015 and for the stock-based compensation expense related to the Luoxis and Vyrix options for the three and six months ended December 31, 2014:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Research and development expenses
Stock options	$20,000	$117,000	$25,000	$207,000
Selling, general and administrative expenses
Stock options	$163,000	$159,000	226,000	271,000
	$183,000	$276,000	$251,000	$478,000

Unrecognized expense at December 31, 2015	$1,890,000

Weighted average remaining years to vest	3.16

Of the options that Aytu issued during the six months ended December 31, 2015, 1,440,000 were to Ampio board members and employees. This was recorded as a return of capital to Ampio and Ampio will take a stock-based compensation expense equal to $1.3 million on their financial statements related to these option grants.

Warrants

Aytu issued warrants in conjunction with its 2013 private placement. A summary of these warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Outstanding June 30, 2015	102,613	$4.53	2.92
Outstanding December 31, 2015 (unaudited)	102,613	$4.53	2.41

Warrant Obligation related to the Convertible Promissory Notes

Aytu has the obligation to issue warrants to the private placement agents for the 2015 convertible note financing as part of their fees for the financing. These warrants are classified as a derivative warrant liability due to the fact that the number of shares and exercise price have not been set as of December 31, 2015. The number of shares of Company stock that these warrants will convert into is equal to 8% of the gross number of shares of the Company stock issuable upon conversion of the Notes issued to investors introduced to the Company by the private placement agents pursuant to the private placement memorandum. The exercise price will be the lower of the lowest conversion price per share at which the Notes are converted into Company common stock or $4.63. The warrants have a term of five years from August 31, 2015 (see Note 6).

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

Sponsored Research Agreement

In June 2013, Luoxis entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. Bar-Or. The agreement, which was amended in January 2015 and provides for Luoxis (now Aytu) to pay $6,000 per month to TRLLC in consideration for services related to research and development of the RedoxSYS platform. In March 2014, Luoxis also agreed to pay $615,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term assets on the balance sheet; this amount has been paid in full. This agreement is set to expire March 2019 and cannot be terminated prior to March 2017.

Convertible Promissory Notes

The convertible promissory notes (see Note 8) include $275,000 invested by relatives of senior management of the Company.

Note 12 – Subsequent Events

On January, 4, 2016, Ampio distributed a portion of its shares of common stock of Aytu to the Ampio shareholders on a pro rata basis. This transaction changed Ampio’s ownership from 81.5% down to 8.6% of Aytu’s outstanding shares on that date.

On January 5, 2016, Aytu accelerated the vesting of 335,000 options to employees of Ampio and Ampio will recognize the expense related to this modification.

On January 20, 2016, Aytu entered into subscription agreements with Joshua R. Disbrow, Aytu’s Chief Executive Officer, and Jarrett T. Disbrow, Aytu’s Chief Operating Officer, pursuant to which each officer agreed to purchase 153,846 shares of Aytu common stock at a price of $0.65 per share. The stock sales were consummated the same day resulting in gross proceeds to the Company of $200,000.

Per the convertible promissory note agreements, if Aytu sells equity securities at any time while the notes are outstanding in a financing transaction that is not a Qualified Financing, the holders of the convertible promissory notes have the option, but not the obligation, to convert the outstanding principal and accrued interest as of the as of the closing of such financings into a number of shares of Aytu capital stock in an amount equal to 120% of the number of such shares calculated by dividing the outstanding principal and accrued interest by the lesser of (a) the lowest cash price per share paid by purchasers of shares in such financing, or (b) $4.63. As a result of Aytu’s sale of common stock on January 20, 2016, the Company was obligated to provide notice to the above-referenced noteholders of such stock sales. In accordance with the convertible note terms, for a period of ten business days (which was extended to 15 business days by the Company, or February 11, 2016) following receipt of the notice, noteholders have the option to convert their entire balance (inclusive of accrued but unpaid interest) into a number of shares of Aytu common stock equal to 120% of the number of shares calculated by dividing such note balance by $0.65, which was the per share purchase price paid in the equity financing described above. The final results of the optional conversion were not available at the time of this report, but as of February 5, 2016, an aggregate of $4.1 million of principal of the convertible notes had elected to convert.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Aytu BioScience, Inc.’s Form 10-K filed on September 28, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2015.

Overview

We are a specialty healthcare company concentrating on acquiring, developing and commercializing products with an initial focus on urological indications and related conditions. We are focused primarily on the urological disorders market and specifically sexual dysfunction, urological cancers, urinary tract infections, and male infertility.

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

During July and August 2015, we issued in a private placement unsecured convertible promissory notes (“Notes”) with an aggregate principal amount of $5.2 million. We are also obligated to issue to the placement agents in the private placement, warrants for an amount of shares to be equal to 8% of the gross number of shares of our stock issuable upon conversion of the Notes issued to investors introduced to us by the private placement agents in the private placement. The placement agent warrants have a term of five years and will have an exercise price equal to the lowest conversion price per share at which the Notes are converted into our common stock or $4.63, whichever is lower.

In October 2015, we entered into and closed on an Asset Purchase Agreement with FSC Laboratories, Inc. (the “Seller”). Pursuant to the agreement, we purchased assets related to the Seller’s product known as Primsol® (trimethoprim solution), including certain intellectual property and contracts, inventory, work in progress and all marketing and sales assets and materials related solely to Primsol (together, the “Primsol Business”), and assumed certain of the Seller’s liabilities, including those related to the sale and marketing of Primsol arising after the closing. We paid $500,000 at closing for the purchase of the Primsol Business and we paid an additional $142,000, $102,000 related to inventory and $40,000 for the purchase of the business, for the transfer of the Primsol-related product inventory. We also agreed to pay an additional (a) $500,000 payable no later than March 31, 2016, (b) $500,000 payable no later than June 30, 2016, and (c) $250,000 payable no later than September 30, 2016 (together, the “Installment Payments”).

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

We have only begun to generate revenues from the commercialization of our product candidates in the last few quarters. We have recognized approximately $914,000 in revenue from ProstaScint, Primsol and RedoxSYS sales as of December 31, 2015. We have incurred accumulated net losses since our inception, and as of December 31, 2015, we had an accumulated deficit of $24.0 million. Our net loss was $5.6 million for the six months ended December 31, 2015 and $3.7 million for the six months ended December 31, 2014.

Product Update

We continue to execute our business plan and continue to progress forward on the commercialization and development of our products and product candidates and are actively exploring acquisitions of other assets.

PROSTASCINT

In May 2015, we acquired ProstaScint from Jazz Pharmaceuticals. ProstaScint is the only commercially available diagnostic imaging agent approved by the U.S. Food and Drug Administration (“FDA”) that specifically targets prostate cancer cells that have spread to tissue outside of the prostate gland. ProstaScint was approved by the FDA in October 1996 and was initially commercialized by Cytogen which was acquired by EUSA Pharma. Jazz Pharmaceuticals acquired EUSA Pharma and its product portfolio including ProstaScint in 2012.

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

REDOXSYS

RedoxSYS is a novel, diagnostic platform comprised of a first-in-class, point-of-care device and disposable testing strips that together measure the presence of oxidative stress and antioxidant reserves. We believe this device could also be used as a key indicator in male reproductive health as a stand-alone application. Currently, the device is being studied in over 60 research collaborations that will continue through 2016.

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

ZERTANE

Zertane is an oral drug subject to an open Investigational New Drug Application for a Phase 3 clinical trial for the treatment of premature ejaculation (“PE”). The FDA has accepted our Investigational New Drug application and a Phase 3 clinical study may now begin in the United States. However, depending on our success in raising additional funds, we may decide to focus our capital resources on other strategies and not pursue clinical testing of Zertane in the U.S. If we decide not to pursue clinical testing of Zertane, we will seek strategic options to maximize the value of Zertane, inclusive of divestiture, out-licensing, and strategic commercial collaborations.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our Form 10-K, filed with the SEC on September 28, 2015.

We account for financial instruments (convertible debt with embedded derivative features – conversion options and conversion provisions) and related warrants by recording the fair value of each instrument in its entirety and recording the fair value of the warrant derivative liability. The warrants related to the convertible promissory notes were calculated using a Monte Carlo based valuation model. We recorded a derivative expense at the inception of the instrument reflecting the difference between the fair value at issuance compared to the fair value as of December 31, 2015. Changes in the fair value in subsequent periods will be recorded as unrealized gain or loss on fair value of debt instruments for the financial instruments and to derivative income or expense for the warrants.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of December 31, 2015) is combined in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – December 31, 2015 Compared to December 31, 2014

Results of operations for the three months ended December 31, 2015 and the three months ended December 31, 2014 reflected losses of approximately $3.3 million and $1.6 million for each period, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation, amortization and accretion, amortization of debt issuance costs, amortization of prepaid research and development – related party and derivative expense collectively in the amount of $552,000 for the three months ended December 31, 2015 and $331,000 for the three months ended December 31, 2014. The non-cash charges increased in the three months ended 2015 primarily due to the increase in amortization of intangible assets and derivative expense.

Results of operations for the six months ended December 31, 2015 and the three months ended December 31, 2014 reflected losses of approximately $5.6 million and $3.7 million for each period, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation, amortization and accretion, amortization of debt issuance costs, amortization of prepaid research and development – related party and derivative expense offset by deferred taxes collectively in the amount of $780,000 for the six months ended December 31, 2015 and $564,000 for the six months ended December 31, 2014. The non-cash charges increased in the six months ended 2015 primarily due to the increase in amortization of intangible assets, derivative expense, depreciation, amortization and accretion offset by a decrease in stock-based compensation.

Revenue

Product and service revenue

We recognized $448,000 and $7,000 for the three months ended December 31, 2015 and 2014 respectively, related to the sale of our products ProstaScint and Primsol, as well as the RedoxSYS System.

We recognized $914,000 and $13,000 for the six months ended December 31, 2015 and 2014 respectively, related to the sale of our products ProstaScint and Primsol, as well as the RedoxSYS System.

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. Provisions for these deductions are recorded concurrently with the recognition of gross product sales revenue and include discounts, chargebacks, distributor fees, processing fees, as well as allowances for returns and Medicaid rebates. Provision balances relating to estimated amounts payable to direct customers are netted against accounts receivable and balances relating to indirect customers are included in accounts payable and accrued liabilities. The provisions recorded to reduce gross product sales and net product sales are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Gross product and service revenue	$693,000	$7,000	$1,164,000	$13,000
Provisions to reduce gross product sales to net product and service sales	(245,000)	-	(250,000)	-
Net product and service revenue	$448,000	$7,000	$914,000	$13,000

Percentage of provisions to gross sales	-35.4%	0.0%	-21.5%	0.0%

License revenue

The $21,000 license revenue recognized in each of the three months periods ended December 31, 2015 and 2014, and the $43,000 license revenue recognized in each of the six month periods ended December, 2015 and 2014, respectively, represents the amortization of the upfront payments received on our license agreements. The initial payment of $500,000 from the license agreement for Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement for Zertane with a Canadian-based supplier was deferred and is being recognized over seven years.

Expenses

Cost of Sales

The cost of sales of $244,000 and $281,000 recognized for the three and six months ended December 31, 2015, respectively, are related to the ProstaScint and Primsol products and the RedoxSYS System. Our cost of sales for the three and six months ended December 31, 2014 were nominal.

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Clinical trials and sponsored research	$1,179,000	$540,000	$1,906,000	$1,301,000
Labor	96,000	124,000	211,000	183,000
Stock-based compensation	20,000	117,000	25,000	207,000
Sponsored research - related party	48,000	54,000	96,000	108,000
Consultants and other	13,000	9,000	22,000	33,000
	$1,356,000	$844,000	$2,260,000	$1,832,000

Research and development costs consist of drug and device development and clinical trials, labor, as well as stock-based compensation. Costs of research and development increased $512,000, or 60.7%, for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Costs of research and development increased $428,000, or 23.4%, for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The increase in both periods is primarily due to an increase in clinical trials and sponsored research primarily related to attempting to reproduce our manufacturing process with a new manufacturer for our ProstaScint product. During the fiscal year of 2016, we anticipate our clinical trials and sponsored research to be more than the previous fiscal year.

Selling, General and Administrative

Selling, general and administrative costs are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Labor	$493,000	$212,000	$1,312,000	$325,000
Stock-based compensation	163,000	159,000	226,000	271,000
Patent costs	84,000	138,000	165,000	201,000
Professional fees	294,000	8,000	574,000	438,000
Occupancy, travel and other	740,000	233,000	1,149,000	628,000
	$1,774,000	$750,000	$3,426,000	$1,863,000

Selling, general and administrative costs increased $1,024,000, or 136.5% for the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Selling, general and administrative costs increased $1,563,000, or 83.9% for the six months ended December 31, 2015 compared to the six months ended December 31, 2014. The increase in both periods is primarily due to labor as a result of increased staffing due to our commercialization efforts for our ProstaScint and Primsol products, an increase in professional fees related to the additional expenses to meet the requirements of being a public company as well as increased occupancy, travel and other. We anticipate our selling, general and administrative costs for the remainder of our fiscal year 2016 to follow closely to the first six months of the fiscal year.

Amortization of Finite-Lived Intangible Assets

Amortization of finite-lived intangible assets increased $91,000 or 513% for the three months ended December 31, 2015 and $131,000 or 369% for the six months ended December 31, 2015. This expense increased in both the three month and six month periods ended December 31, 2015 due to the acquisition of the ProstaScint and Primsol businesses and the corresponding amortization of their finite-lived intangible assets.

Net Cash Used in Operating Activities

During the six month period ended December 31, 2015, our operating activities used $5.6 million in cash which was approximately equal to the net loss of $5.6 million primarily as a result of the increases to non-cash stock-based compensation, depreciation, amortization and accretion and the increase in accrued compensation offset by increases in inventory and prepaid expenses and other.

During the corresponding 2014 period, our operating activities used $3.6 million in cash which was slightly less than the net loss of $3.7 million primarily as a result of a decrease in accounts payable and related party payable offset by non-cash stock-based compensation.

Net Cash Used in Investing Activities

During the six month period ended December 31, 2015, cash of $125,000 was used to purchase fixed assets and $540,000 was used to acquire the Primsol business. We also received a security deposit back of $2,000 during the period. During the six month period ended December 31, 2014, we used cash of $2,000 for a security deposit.

Net Cash from Financing Activities

Net cash provided by financing activities in the six month period ended December 31, 2015 of $9.9 million was primarily related to the issuance of convertible promissory notes which reflects gross proceeds of $5.2 million offset by the cash portion of the debt issuance costs related to the convertible notes of $298,000, as well as the $5.0 million stock subscription payment from Ampio.

During the corresponding 2014 period, the only proceeds in financing activities was a $1,100,000 contribution from Ampio.

Liquidity and Capital Resources

We are a relatively young company and we have not yet generated significant revenue as our primary activities are focused on acquiring, developing and commercializing our primary product candidates, and raising capital. As of December 31, 2015, we had cash and cash equivalents totaling $11.0 million available to fund our operations as well as $300,000 of accounts receivable offset by $2.2 million in accounts payable and the Primsol payable. Based upon these figures we believe we have adequate capital to continue operations into the first half of calendar 2017. We also intend to seek additional capital within the next 12 months to help acquire new products as well as to support general operations. We will evaluate the capital markets from time to time to determine when to raise additional capital in the form of equity, convertible debt or other financing instruments, depending on market conditions relative to our need for funds at such time. We will seek to raise additional capital at such time as we conclude that such capital is available on terms that we consider to be in the best interests of us and our stockholders.

We have prepared a budget for calendar year 2016 which reflects cash requirements for fixed, on-going expenses such as payroll, legal and accounting, patents and overhead at an average cash burn rate of approximately $500,000 per month. We plan to expend additional funds for regulatory approvals, clinical trials, outsourced research and development and commercialization consulting. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, including recently, volatility in the financial markets has adversely affected the market capitalizations of many bioscience companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

If we cannot raise adequate additional capital in the future when we require it, we will be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts or our research or development programs. We also may be required to relinquish greater or all rights to product candidates at less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or furnish under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not party to any material pending legal proceedings, whether routine or non-routine.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

We intend to hold our annual shareholders meeting on Tuesday May 24, 2016.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101

XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Stockholders’ Equity (Deficit), (iv) the Statement of Cash Flows, and (v) the Notes to the Financial Statements.

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

AYTU BIOSCIENCE, INC.

By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
Date: February 11, 2016

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
Date: February 11, 2016

