Form 10-Q
period 2016-03-31
AYTU BIOSCIENCE, INC
filed 2016-05-11
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

As of May 6, 2016, there were 44,856,459 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AYTU BIOSCIENCE, INC.

FOR THE QUARTER ENDED MARCH 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: statements regarding the assimilation into our operations of acquired assets and entities; our plan to acquire additional assets; the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials; the anticipated designs of our future clinical trials; anticipated future regulatory submissions and events; the planned expanded commercialization of our products and the potential future commercialization of our product candidates, our anticipated future cash position; and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K . These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto, ProstaScint, Primsol, MiOXSYS, RedoxSYS, Zertane, and Luoxis, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AYTU BIOSCIENCE, INC.

Balance Sheets

	March 31,	June 30,
	2016	2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,665,835	$7,353,061
Accounts receivable, net	84,274	157,058
Inventory	621,352	39,442
Prepaid expenses and other	943,126	370,888
Prepaid research and development - related party (Note 11)	121,983	121,983
Total current assets	10,436,570	8,042,432

Fixed assets, net	196,885	29,706
Developed technology, net	1,201,153	780,125
Customer contracts, net	1,405,125	711,000
Trade names, net	202,306	79,000
Goodwill	221,000	74,000
In-process research and development	7,500,000	7,500,000
Patents, net	575,686	628,776
Long-term portion of prepaid research and development - related party (Note 11)	243,967	335,454
Deposits	2,888	4,886
	11,549,010	10,142,947

Total assets	$21,985,580	$18,185,379

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$1,177,049	$1,195,368
Primsol payable	1,154,616	-
Accrued compensation	787,954	196,503
Deferred revenue	85,714	85,714
Total current liabilities	3,205,333	1,477,585

Convertible promissory notes, net of amortization discount of $1,040,203 (Note 8)	9,797	-
Contingent consideration	698,826	664,000
Long-term deferred revenue	361,607	425,893
Interest payable	66,131	-
Deferred rent	12,009	1,449
Warrant derivative liability	66,204	-
Total liabilities	4,419,907	2,568,927

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 300,000,000 shares authorized; shares issued and outstanding 22,446,481 (unaudited) and 14,259,681, respectively as of March 31, 2016 and June 30, 2015	2,245	1,426
Additional paid-in capital	48,827,395	38,996,367
Ampio stock subscription	-	(5,000,000)
Accumulated deficit	(31,263,967)	(18,381,341)
Total stockholders' equity	17,565,673	15,616,452

Total liabilities and stockholders' equity	$21,985,580	$18,185,379

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Product and service revenue	$647,112	$2,400	$1,560,854	$15,460
License revenue	21,429	21,429	64,286	64,286
Total revenue	668,541	23,829	1,625,140	79,746

Operating expenses
Cost of sales	340,796	-	622,222	-
Research and development	1,143,676	694,180	3,308,009	2,418,125
Research and development - related party (Note 11)	47,998	47,998	143,994	155,994
Sales, general and administrative	2,244,747	1,070,091	5,670,718	2,933,506
Amortization of finite-lived intangible assets	118,697	17,697	284,633	53,091
Total operating expenses	3,895,914	1,829,966	10,029,576	5,560,716

Loss from operations	(3,227,373)	(1,806,137)	(8,404,436)	(5,480,970)

Other (expense) income
Interest (expense)	(4,074,668)	(36,052)	(4,428,136)	(110,900)
Derivative income (expense)	27,983	-	(50,054)	-
Total other (expense)	(4,046,685)	(36,052)	(4,478,190)	(110,900)

Net loss, before income tax	(7,274,058)	(1,842,189)	(12,882,626)	(5,591,870)
Deferred income tax benefit	-	-	-	23,910
Net loss	$(7,274,058)	$(1,842,189)	$(12,882,626)	$(5,567,960)

Weighted average number of Aytu common shares outstanding	18,828,934	7,901,426	15,771,692	7,901,426

Basic and diluted Aytu net loss per common share	$(0.39)	$(0.23)	$(0.82)	$(0.70)

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statement of Stockholders’ Equity

	Common Stock		Additional paid-in	Ampio	Accumulated	Total Stockholders'
	Shares	Amount	capital	Stock Subscription	Deficit	Equity

Balance - June 30, 2015	14,259,681	1,426	38,996,367	$(5,000,000)	$(18,381,341)	$15,616,452

Adjustment for rounding of shares due to conversion (unaudited)	12	-	-	-	-	-
Ampio stock subscription (unaudited)	-	-	-	5,000,000	-	5,000,000
Stock subscription (unaudited)	307,692	31	199,969	-	-	200,000
Conversion of convertible promissory notes to common stock, net of $29,754 conversion costs (unaudited)	7,879,096	788	8,997,169	-	-	8,997,957
Issuance of warrants related to the convertible promissory notes (unaudited)	-	-	86,781	-	-	86,781
Stock-based compensation (unaudited)	-	-	547,109	-	-	547,109
Net loss (unaudited)	-	-	-	-	(12,882,626)	(12,882,626)

Balance - March 31, 2016 (unaudited)	22,446,481	$2,245	$48,827,395	$-	$(31,263,967)	$17,565,673

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(12,882,626)	$(5,567,960)
Stock-based compensation expense	547,109	749,810
Depreciation, amortization and accretion	433,471	73,746
Amortization of debt issuance costs	178,338	-
Amortization of beneficial conversion feature	3,942,613	-
Derivative expense	50,054	-
Amortization of prepaid research and development - related party (Note 11)	91,487	91,488
Deferred taxes	-	(23,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in accounts receivable	72,784	(1,036)
(Increase) in inventory	(581,910)	(11,233)
(Increase) decrease in prepaid expenses and other	(572,238)	496,322
(Increase) in prepaid research and development - related party (Note 11)	-	(150,000)
(Decrease) in accounts payable and accrued liabilities	(18,319)	(103,158)
(Decrease) in related party payable	-	(392,509)
Increase in accrued compensation	591,451	98,949
Increase (decrease) in interest payable	208,941	(42,673)
Increase in deferred rent	10,560	-
(Decrease) in deferred revenue	(64,286)	(64,286)
Net cash used in operating activities	(7,992,571)	(4,846,450)

Cash flows used in investing activities
Deposits	1,998	(1,998)
Purchases of fixed assets	(203,577)	-
Purchase of Primsol business	(540,000)	-
Net cash used in investing activities	(741,579)	(1,998)

Cash flows from financing activities
Proceeds from convertible note from Ampio converted to stock	-	3,700,000
Proceeds from convertible promissory notes, net (Note 8)	5,175,000	-
Debt issuance costs (Note 8)	(298,322)	-
Ampio stock subscription payment	5,000,000	-
Sale of stock subscription	200,000	-
Costs related to the conversion of the convertible promissory notes to equity	(29,754)	-
Net cash provided by financing activities	10,046,924	3,700,000

Net change in cash and cash equivalents	1,312,774	(1,148,448)
Cash and cash equivalents at beginning of period	7,353,061	2,639,650
Cash and cash equivalents at end of period	$8,665,835	$1,491,202

Non-cash transactions:

Warrant derivative liability related to the issuance of the convertible promissory notes (Note 8)	$102,931	$-
Primsol business purchase included in primsol payable, $1,250,000 less future accretion of $173,000	$1,077,000	$-
Conversion of convertible promissory notes and interest of $143,000 to common stock	$4,268,000	$-
Reclassification of liability based warrants to equity presentation related to the convertible promissory notes	$87,000	$-
Beneficial conversion feature of $4,943,073 less $3,942,613 of accretion related to unconverted convertible promissory notes	$1,001,000	$-
Debt issuance costs related to notes that converted to equity	$(183,000)	$-

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

Basis of Presentation

These unaudited financial statements represent the financial statements of Aytu. These unaudited financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2015, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2016 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended March 31, 2016 is unaudited.

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

The purchase price consisted of the upfront payment of $1.0 million. Aytu also paid an additional $500,000 for the ProstaScint-related product inventory and $227,000 (which represents a portion of certain FDA fees). Aytu also will pay 8% as contingent consideration on its net sales made after October 31, 2017, payable up to a maximum aggregate payment of an additional $2.5 million. The contingent consideration was valued at $664,000 using a discounted cash flow estimate as of the acquisition date. The total fair value consideration for the purchase was $2.4 million.

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

As of March 31, 2016 the contingent consideration had increased to $699,000 due to accretion.

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

Aytu paid $500,000 at closing for the purchase of the Primsol Business and paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also agreed to pay an additional (a) $500,000 which was paid on April 1, 2016, (b) $500,000 payable no later than June 30, 2016, and (c) $250,000 payable no later than September 30, 2016 (together, the “Installment Payments”).

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

As of March 31, 2016, the accrued payable adjusted for the present value was $1,155,000.

Adoption of Newly Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2015 and early adoption is permitted. As of March 31, 2016, the Company has early adopted this standard.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” to simplify the presentation of debt issuance costs. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction of the carrying amount of the debt. Recognition and measurement of debt issuance costs were not affected by this amendment. In August 2015, FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. During the quarter ended September 30, 2016, the Company early adopted this standard and recorded debt issuance costs as a debt discount. There was no impact related to this adoption as the Company did not have any debt issuance costs prior to adoption.

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

Recently Issued Accounting Pronouncements, Not Adopted as of March 31, 2016

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation –Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting”. The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to significantly impact net income, EPS, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this standard on its financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its pending adoption of this standard on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this standard on its financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016, with early adoption permitted. The Company is evaluating the impact the adoption of ASU 2014-15 will have on its financial statements.

In May 2014, the FASB issued ASU 2014-09 regarding ASC Topic 606, “Revenue from Contracts with Customers”. The standard provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date of the new revenue standard for periods beginning after December 15, 2017, with early adoption permitted. In March 2016, the FASB issued ASU 2016-08, which addresses principal versus agent considerations. The Company is currently evaluating the effect that the updated standard will have on its financial statements.

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated	As of March 31,	As of June 30,
	Useful Lives in years	2016	2015

Office equipment and furniture	3 - 5	$154,000	$-
Lab equipment	3 - 5	90,000	90,000
Leasehold improvements	3	43,000	-
Manufacturing equipment	5	7,000	-
Less accumulated depreciation and amortization		(97,000)	(60,000)

Fixed assets, net		$197,000	$30,000

Note 3 – In-Process Research and Development

In-process research and development (“IPRD”) relates to the Zertane product candidate. The $7.5 million recorded was based on an independent, third party appraisal of the fair value of the assets acquired. IPRD is considered an indefinite-lived intangible asset and its fair value will be assessed annually and written down if impaired. If the Zertane product candidate obtains regulatory approval and commercial production begins, IPRD will be reclassified to an intangible that will be amortized over its estimated useful life. If the Company decides to abandon the Zertane product, the IPRD would be expensed.

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

	As of March 31,	As of June 30,
	2016	2015

Patents	$880,000	$880,000
Less accumulated amortization	(304,000)	(251,000)

Patents, net	$576,000	$629,000

Note 5 – Revenue Recognition

The $647,000 and $2,000 product and service revenue recognized during the three months ended March 31, 2016 and 2015, respectively, represents sales of the Company’s ProstaScint and Primsol products and the RedoxSYS System. The $1,561,000 and $15,000 product and service revenue recognized during the nine months ended March 31, 2016 and 2015, respectively, represents sales of the Company’s ProstaScint and Primsol products and the RedoxSYS System.

The license revenue of $21,000 and $64,000 recognized in the three and nine months ended March 31, 2016 and 2015 respectively, represents the amortization of the upfront payments received from the Company’s license agreements. The initial payment of $500,000 from the license agreement of Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement of Zertane with a Canadian-based supplier was deferred and is being recognized over seven years.

Note 6 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, convertible promissory notes and warrant derivative liability. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The fair value of the convertible notes was approximately the face value of the notes (see Note 8 for more information). The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2016

LIABILITIES
Warrant derivative liability	$-	$-	$66,000	$66,000

The warrant derivative liability for the warrants was valued using the Monte Carlo valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of March 31, 2016 and at issuance:

	March 31, 2016	At Issuance
Warrants:
Exercise price	$0.64	$1.51 - $1.95
Volatility	75.0%	75.0%
Equivalent term (years)	4.31 - 4.36	5.0 - 5.11
Risk-free interest rate	1.09% - 1.10%	1.54% - 1.74%
Potential number of shares	159,000 - 228,000	139,000 - 224,000

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of June 30, 2015	$-
Warrant issuances	103,000
Reclassification of warrant liability to equity upon note conversion	(87,000)
Change in fair value included in earnings	50,000
Balance as of March 31, 2016	$66,000

Note 7 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table for the designated fiscal years ending June 30, as of March 31, 2016:

	Total	Remaining 2016	2017	2018	2019	2020	Thereafter

Management fee	$901,000	$53,000	$212,000	$212,000	$212,000	$212,000	$-
Primsol business	1,250,000	1,000,000	250,000	-	-	-	-
Manufacturing agreement	1,000,000	1,000,000	-	-	-	-	-
Office Lease	351,000	34,000	142,000	145,000	30,000	-	-
Sponsored research agreement with related party	298,000	18,000	70,000	70,000	70,000	70,000	-
	$3,800,000	$2,105,000	$674,000	$427,000	$312,000	$282,000	$-

Management Fee

In July 2015, Aytu entered into an agreement with Ampio whereby Aytu agreed to pay Ampio a set amount per month for shared overhead which includes costs related to the shared facility, corporate staff, and other miscellaneous overhead expenses. This agreement was amended on November of 2015 and again in April of 2016 resulting in an amount of $18,000 per month. These agreements will be in effect until they are terminated in writing by both parties.

Primsol Business

In October 2015, Aytu entered into an agreement with FSC Laboratories, Inc. for the purchase of Primsol (see Note 1).

Manufacturing Agreement

In October 2015, Aytu entered into a Master Services Agreement with Biovest International, Inc. (“Biovest”). The agreement provides that Aytu may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders. Aytu expects to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of its products for the ProstaScint product. Aytu is obligated to pay Biovest $1.0 million for time and materials as they develop a plan to reproduce the manufacturing process. Of this commitment, $500,000 was paid on April 1, 2016.

Office Lease

In June 2015, Aytu entered into a 37 month operating lease for a space in Raleigh, North Carolina. This lease has initial base rent of $3,000 a month, with total base rent over the term of the lease of approximately $112,000. In September 2015, the Company entered into a 37 month operating lease in Englewood, Colorado. This lease has an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. The Company recognizes rental expense of the facilities on a straight-line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent. Rent expense for the respective periods is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Rent expense	$35,000	$3,000	$86,000	$43,000

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

 The Notes are an unsecured obligation. Unless earlier converted, the Notes will mature 18 months from their respective dates of issuance which will be on January 22, February 11 and February 28, 2017, with an option to extend the maturity date up to six months at Aytu’s discretion (provided that in the event Aytu exercises such extension option, the then applicable interest rate shall increase by 2% for such extension period). Aytu does not have the right to prepay the Notes prior to the maturity date. Interest will accrue on the Notes in the following amounts: (i) 8% simple interest per annum for the first six months and (ii) 12% simple interest per annum thereafter if not converted during the first nine months. Interest will accrue, is payable with the principal upon maturity, conversion or acceleration of the Notes and may be paid in kind or in cash, in Aytu’s sole discretion.

The Notes are convertible at any time at the noteholder’s discretion into that number of shares of Aytu common stock equal to 120% of the number of shares of common stock calculated by dividing the then outstanding principal and accrued interest by $4.63. A holder of Notes will be obligated to convert on the terms of Aytu’s next public offering of its stock resulting in gross proceeds of at least $5.0 million (excluding indebtedness converted in such financing) prior to the maturity date of the Notes (a “Qualified Financing”). The principal and accrued interest under the Notes will automatically convert into a number of shares of such equity securities of the Company sold in the Qualified Financing equal to 120% of the principal and accrued interest under such Note divided by the lesser of (i) the lowest price paid by an investor in the Qualified Financing or (ii) $4.63. In the event that Aytu sells equity securities to investors at any time while the Notes are outstanding in a financing transaction that is not a Qualified Financing, then the noteholders will have the option to convert in whole the outstanding principal and accrued interest as of the closing of such financing into a number of shares of Aytu capital stock in an amount equal to 120% of the number of such shares calculated by dividing the outstanding principal and accrued interest by the lesser of (i) the lowest cash price per share paid by purchasers of shares in such financing, or (ii) $4.63.

Placement agents for the offerings sold the institutional portion of the offering of the Notes. Aytu sold the balance of the Notes to individuals and entities with whom Aytu has an established relationship. For Notes sold by the placement agent, Aytu paid the placement agent 8% of the gross proceeds of Notes sold by the placement agents and is obligated to issue warrants for an amount of shares to be equal to 8% of the gross number of shares of the Company stock issuable upon conversion of the Notes issued to investors introduced to the Company by the private placement agents in the private placement, in addition to a previously paid non-refundable retainer fee of $20,000. The placement agent warrants have a term of five years from the date of issuance of the related notes in July and August 2015, will have an exercise price equal to the conversion price per share at which the Notes are converted into common stock. Change in fair value is recorded in earnings. Fair value at the grant date was recorded as a debt discount and amortized over the term of the debt.

The warrants were recorded at fair value as long-term liabilities on the Balance Sheet (see Note 6).

Upon Aytu’s adoption of ASU 2015-3, the costs associated with the Notes were recorded as a long–term liability and are presented in the Balance Sheet as a direct reduction of the carrying amount of the Notes on their inception date.

Per the convertible promissory note agreements, if Aytu sells equity securities at any time while the notes are outstanding in a financing transaction that is not a Qualified Financing, the holders of the convertible promissory notes have the option, but not the obligation, to convert the outstanding principal and accrued interest as of the as of the closing of such financings into a number of shares of Aytu capital stock in an amount equal to 120% of the number of such shares calculated by dividing the outstanding principal and accrued interest by the lesser of (a) the lowest cash price per share paid by purchasers of shares in such financing, or (b) $4.63. As a result of Aytu’s sale of common stock on January 20, 2016, the Company was obligated to provide notice to the above-referenced noteholders of such stock sales. In accordance with the convertible note terms, for a period of ten business days (which was extended to 15 business days by the Company, or February 10, 2016) following receipt of the notice, noteholders had the option to convert their entire balance (inclusive of accrued but unpaid interest) into a number of shares of Aytu common stock equal to 120% of the number of shares calculated by dividing such note balance by $0.65, which was the per share purchase price paid in the equity financing described above. On February 10, 2015, the date of the conversion, an aggregate of $4,125,000 of principal and $143,000 of accrued interest on the notes converted into an aggregate of 7,879,096 shares of Aytu’s common stock. As of March 31, 2016 the convertible notes had a remaining principal balance of $1,050,000 and interest payable of $66,000.

In connection with the conversion of the Aytu notes, Aytu was obligated to issue to the placement agents for the convertible note offering warrants for an amount of shares equal to 8% of the number of shares of Aytu’s common stock for the notes sold by the placement agents issued upon conversion of the notes. As a result of the optional note conversion, on February 10, 2016, Aytu issued warrants to the placement agents to purchase an aggregate of 267,052 shares of our common stock at an exercise price of $0.65 per share. These warrants are exercisable for five years from the date of issuance of the related notes in July and August 2015. The warrants have a cashless exercise feature.

Also in connection with the conversion of the notes, Aytu recorded a beneficial conversion feature of $3.9 million which was recorded as a debt discount; this amount represents that carry amount of the notes at the date of conversion. The beneficial conversion feature related to the notes that converted was immediately expensed to interest expense and the remaining beneficial conversion feature will be amortized over the remaining life of the notes.

As of March 31, 2016, the carrying value of the notes was $10,000 inclusive of an unamortized debt discount and beneficial conversion feature of $1,040,000. The beneficial conversion feature is amortized over the expected term of the convertible notes (or the conversion date of the note, if sooner) and is charged to interest expense.

A majority of the remaining noteholders have signed lock-up agreements, which prohibit them from selling their stock until July 5, 2016. These noteholders received a 10% premium upon conversion for this agreement.

Note 9 – Common Stock

Capital Stock

At March 31, 2016 and June 30, 2015, Aytu had 22,446,481 and 14,259,681 common shares outstanding, respectively and no preferred shares outstanding at either March 31, 2016 or June 30, 2015. The Company has 300 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

The Board of the Company had proposed the reverse stock split in an effort to decrease the number of shares of common stock outstanding and increase the market price of its shares. The Board is also seeking to reduce certain administrative burdens and costs relating to the large number of shares that are currently issued and outstanding. The Board is asking its stockholders to approve a reverse split of the common stock and grant to the Board the authority to set the ratio for the reverse split in the range of 1-for-4 and 1-for-12 or not to complete the reverse stock split, as determined in the discretion of the Board at any time before November 24, 2016. The Board believes that the reverse stock split will enhance the Company’s ability to obtain an initial listing on a national securities exchange. This proposal will be voted on by the Company’s shareholders at the annual shareholders meeting on May 24, 2016.

The Board of Directors has approved and recommended a proposal to amend the Company’s Certificate of Incorporation, to reduce the authorized shares of common stock from 300,000,000 to 100,000,000 and preferred stock from 50,000,000 to 10,000,000. This decrease will result in a large tax savings for the Company. This proposal will be voted on by the Company’s shareholders at the annual shareholders meeting on May 24, 2016.

Note 10 – Equity Instruments

Options

Prior to the Merger, Aytu had two approved stock option plans (Luoxis 2013 Stock Option Plan and Vyrix 2013 Stock Option Plan), pursuant to which Aytu had reserved a total of 1,718,828 million shares of common stock, both of which were terminated on April 16, 2015 upon the closing of the Merger.

The Luoxis options that were in the money and all outstanding Vyrix options issued under the respective 2013 Option Plans were accelerated and cancelled in connection with the Merger. Option holders received a cash payment per option share equal to the difference between the consideration payable per share of common stock pursuant to the Merger and the exercise price of the option; if the consideration paid to holders of common stock was less than the exercise price of such options, no amount was paid to the option holder in connection with the cancellation. The cash payment during the period ended June 30, 2015 was $27,000. The Company recognized non-cash compensation expense of $422,000 and $189,000 related to the Luoxis and Vyrix options that had accelerated vesting as of the Merger date during the period ended June 30, 2015.

The Luoxis options that were not paid out were terminated pursuant to the terms of the 2013 Luoxis Option Plan. The Company treated these options as pre-vesting forfeitures and $433,000 of previously recognized non-cash compensation expense was reversed.

On June 1, 2015, Aytu’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 10.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. The fair value of the options are calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Aytu has computed the fair value of all options granted during the nine months ended March 31, 2016 using the following assumptions:

Expected volatility	75.00%
Risk free interest rate	1.21% - 1.90%
Expected term (years)	3.75 - 6.25
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2015	-	$-
Granted	3,717,500	$1.55
Exercised	-	$-
Forfeited/Cancelled	(50,000)	$1.51
Outstanding March 31, 2016	3,667,500	$1.55	9.55
Exercisable at March 31, 2016	1,477,500	$1.51	9.62
Available for grant at March 31, 2016	6,332,500

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the three and nine months ended March 31, 2016 and for the stock-based compensation expense related to the Luoxis and Vyrix options for the three and nine months ended March 31, 2015:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Research and development expenses Stock options	$38,000	$115,000	$63,000	$323,000

Selling, general and administrative expenses Stock options	258,000	157,000	484,000	427,000
	$296,000	$272,000	$547,000	$750,000

Unrecognized expense at March 31, 2016	$1,554,000

Weighted average remaining years to vest	2.90

Of the options that Aytu issued during the nine months ended March 31, 2016, 1,447,500 were to Ampio board members and employees. This was recorded as a return of capital to Ampio and Ampio will take a stock-based compensation expense equal to $1.3 million on their financial statements related to these option grants.

Warrants

Aytu issued warrants in conjunction with its 2013 private placement as well as to the placement agents in conjunction with the 2015 convertible promissory note financing that converted to common stock (see Note 8). The 2015 warrants were previously classified as a liability and upon conversion of the notes to common stock the associated warrants were assigned a value and moved to equity. A summary of these warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years

Outstanding June 30, 2015	102,613	$4.53	2.92
Warrants issued to placement agents for convertible promissory notes	267,052	$0.65
Outstanding March 31, 2016 (unaudited)	369,665	$1.73	3.78

Significant assumptions in valuing the warrant liability related to the placement agent warrants issued during the March 31, 2016 quarter were as follows:

Expected volatility	75%
Risk free interest rate	1.36% - 1.37%
Contractual term (years)	4.6
Dividend yield	0%

Warrant Obligation related to the Convertible Promissory Notes

Aytu has the obligation to issue warrants to the private placement agents for the 2015 convertible note financing as part of their fees for the financing. These warrants are classified as a derivative warrant liability due to the fact that the number of shares and exercise price have not been set as of March 31, 2016. The number of shares of Company stock that these warrants will convert into is equal to 8% of the gross number of shares of the Company stock issuable upon conversion of the Notes issued to investors introduced to the Company by the private placement agents pursuant to the private placement memorandum. The exercise price will be the conversion price per share at which the first outstanding Note converts into Company common stock. The warrants have a term of five years from August 31, 2015 due to the conversion setting the price of these warrants (see Note 8). During the quarter ended March 31, 2016, a portion of this warrant obligation converted into 267,052 warrants with an exercise price of $0.65 which were reclassified from liability based warrants to equity presentation (see Note 12). This conversion increased additional paid-in capital by $87,000. The warrants related to the convertible debt that did not convert are still classified as a liability until such time as the conversion price is set.

Note 11 – Related Party Transactions

Ampio Loan Agreement

In November 2013, Vyrix entered into a loan agreement with Ampio. Pursuant to the loan agreement, Ampio agreed to lend Vyrix up to an aggregate amount of $3.0 million through cash advances of up to $500,000 each. Unpaid principal amounts under the loan agreement bear simple interest at the “Applicable Federal Rate” for long-term obligations prescribed under Section 1274(d) of the Internal Revenue Code of 1986, as amended (or any successor provision with similar applicability). The initial term of this loan agreement is for one year, subject to automatic extension of successive one-year terms. Vyrix may repay any outstanding balance at any time without penalty. Ampio had an option of converting any balance outstanding under the loan agreement into shares of Vyrix common stock at the fair market value per share of Vyrix common stock, as determined by the Ampio board of directors, as of such conversion date. As of June 30, 2014, the amount advanced was $1.6 million with interest rates from 3.11%-3.32%. On April 16, 2015, in connection with the closing of the Merger, Ampio released Vyrix from its then outstanding obligation of $4.0 million under the loan agreement as consideration of its share purchase, and the loan agreement was terminated.

In March 2014, Luoxis entered into a loan agreement with Ampio. Pursuant to the loan agreement, Ampio agreed to lend Luoxis $3.0 million Unpaid principal amounts under the loan agreement bear simple interest at the “Applicable Federal Rate” for long-term obligations prescribed under Section 1274(d) of the Internal Revenue Code of 1986, as amended (or any successor provision with similar applicability). The initial term of this loan agreement is for one year, subject to automatic extension of successive one-year terms. Luoxis may repay any outstanding balance at any time without penalty. Ampio had an option of converting any balance outstanding under the loan agreement into shares of Luoxis common stock at the fair market value per share of Luoxis common stock, as determined by the Ampio board of directors, as of such conversion date. As of June 30, 2014, the amount advanced was $3.0 million with interest rates from 3.11%—3.32%. On April 16, 2015, in connection with the closing of the Merger, Ampio released Luoxis from its then outstanding obligation of $8.0 million under the loan agreement as consideration of its share purchase, and the loan agreement was terminated.

On April 16, 2015, Ampio received 4,761,787 shares of common stock of Aytu for (i) issuance to Aytu of a promissory note from Ampio in the principal amount of $10.0 million, maturing on the first anniversary of the Merger, (ii) cancellation of indebtedness of Luoxis to Ampio in the amount of $8.0 million; and (iii) cancellation of indebtedness of Vyrix to Ampio in the amount of $4.0 million.

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

Note 12 – Subsequent Events

In April 2016, the Company added a fourth director. He will hold office until the Company’s next annual meeting of stockholders. In April, the Board granted to each of Aytu’s two non-executive directors, including the new director, options to purchase 100,000 shares of Aytu common stock for board fees in fiscal year 2016. The options vested upon grant and have an exercise price of $0.56 per share, which was the closing price of Aytu common stock on the date of grant.

On April 22, 2016, the Company entered into and closed a license and supply agreement for the exclusive U.S. rights to Natesto™ (testosterone) nasal gel from Acerus Pharmaceuticals Corporation (“Acerus”).

The license’s term runs for the greater of eight years or until the expiry of the latest to expire patent including claims covering Natesto and until the entry on the market of at least one AB-rated generic product.

Aytu paid Acerus an upfront fee of $2.0 million upon execution of the agreement. On September 5, 2016, Aytu will pay an additional $2.0 million (the “Second Upfront”). On January 1, 2017, Aytu will pay an additional $4.0 million (the “Third Upfront”).

In addition to the upfront payments, Aytu must make the following one-time, non-refundable payments to Acerus within 45 days of the occurrence of the following event:

•	$2.5 million if net sales during any four consecutive calendar quarter period equal or exceed $25.0 million (the “First Milestone”);

•	$5.0 million if net sales during any four consecutive calendar quarter period equal or exceed $50.0 million;

•	$7.5 million if net sales during any four consecutive calendar quarter period equal or exceed $75.0 million;

•	$10.0 million if net sales during any four consecutive calendar quarter period equal or exceed $100.0 million; and

•	$12.5 million if net sales during any four consecutive calendar quarter period equal or exceed $125.0 million.

The Company also agreed to purchase on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn.$2,534,800 (approximately US$2.0 million), with a purchase price per share of Cdn.$0.207. We cannot dispose of these shares until August 29, 2016.

During the term of the agreement, Aytu will purchase all of its Natesto product need from Acerus. Each month Aytu will provide Acerus with a two-year forecast of its product needs, the first three months of which will be noncancelable. Pursuant to the agreement, Aytu will pay Acerus a supply price per unit of the greater of 115% of Acerus’ cost of goods sold for Natesto, not to exceed a fixed ceiling price and (ii) 10% of the net selling price for the first year of the agreement that increases to 16% in the second year and 25% in the third year of the agreement and remains constant after that. Upon the expiration or invalidation of the last-to-expire (or be invalidated) Acerus patent covered by the agreement, the supply price will be reduced to an amount equal to the sum of (A) 115% of Acerus’ cost of goods sold (but not to exceed the fixed ceiling price) and (B) 50% of the difference between the supply price and 115% of Acerus’ cost of goods sold (but not to exceed the fixed ceiling price); provided that the supply price will not be reduced to an amount lower than 115% of Acerus’ cost of goods sold (but no to exceed the fixed ceiling price).

In the event of any termination of the agreement prior to the date on which the Second Upfront, Third Upfront and/or First Milestone is otherwise payable, all of those amounts will, unless otherwise paid prior to the effective date of termination, be payable on the effective termination date. Following the termination date, any further milestone amounts will be payable to Acerus in accordance with the agreement, even if the milestone is met after the termination date.

On May 2, 2016, the Company entered into an underwriting agreement with Joseph Gunnar & Co. as representative of the several underwriters named therein, relating to an underwritten public offering of 18,750,000 shares of its common stock, par value $0.0001 per share, and warrants to purchase up to an aggregate of 18,750,000 shares of common stock at a combined public offering price of $0.40 per share and related warrant. Each warrant will be exercisable for five years from issuance and have an exercise price equal to $0.50.

The Company’s net proceeds from the sale of the shares was approximately $6.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. In addition, the Company has granted the underwriters a 45-day option to purchase up to an additional 2,812,500 shares of common stock and/or 2,812,500 additional warrants. The Underwriters have already elected to exercise their over-allotment option to purchase 2,049,250 warrants.

In connection with the public offering, Aytu is obligated to issue to the placement agents’ warrants for an amount of shares equal to 7% of the number of shares of our common stock issued in the offering. We issued warrants to the placement agents to purchase 1,312,500 shares of our common stock at an exercise price of $0.50 per share. These warrants are exercisable for five years from the date of issuance.

Pursuant to the terms of the notes, the notes (inclusive of accrued but unpaid interest) were automatically convertible due to the public offering, into securities of the Company in an amount equal to 120% - 130% of the number of such shares issuable calculated by dividing the outstanding principal and accrued interest by $0.40. On May 5, 2016, the date of the conversion, an aggregate of $1,050,000 of principal and $78,000 of accrued interest on the notes converted into an aggregate of 3,659,978 shares of common stock and warrants to purchase 3,659,978 shares of common stock with an exercise price of $0.50 per share.

In connection with the conversion, we were obligated to issue to the placement agents for the convertible note offering warrants for an amount of shares equal to 8% of the number of shares of our common stock issued upon conversion of the notes. As a result of the note conversion, we will issue warrants to the placement agents to purchase an aggregate of approximately 270,772 shares of our common stock at an exercise price of $0.40 per share. These warrants are exercisable for five years from the date of issuance of the related notes in July and August 2015. The warrants have a cashless exercise feature.

After all of these transactions, the Company has 44,856,459 common shares outstanding and 30,279,665 warrants and options with a weighted average exercise price of $0.64 as of May 6, 2016.

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

Overview

We are a commercial-stage specialty healthcare company concentrating on developing and commercializing products with an initial focus on urological diseases and conditions. We are currently focused on addressing significant medical needs in the areas of urological cancers, hypogonadism, urinary tract infections, male infertility, and sexual dysfunction.

Through a multi-step reverse triangular merger, on April 16, 2015, Vyrix Pharmaceuticals, Inc. (‘‘Vyrix’’) and Luoxis Diagnostics, Inc. (‘‘Luoxis’’) merged with and into our Company (herein referred to as the Merger) and we abandoned our pre-merger business plans to solely pursue the specialty healthcare market, including the business of Vyrix and Luoxis. In the Merger, we acquired the RedoxSYS, MiOXSYS and Zertane products. On June 8, 2015, we reincorporated as a domestic Delaware corporation under Delaware General Corporate Law and changed our name from Rosewind Corporation to Aytu BioScience, Inc., and effected a reverse stock split in which each common stock holder received one share of common stock for each every 12.174 shares outstanding (herein referred to as the Reverse Stock Split). All share and per share amounts in this report have been adjusted to reflect the effect of the Reverse Stock Split.

In May 2015, we entered into an asset purchase agreement with Jazz Pharmaceuticals, Inc., pursuant to which we purchased assets related to Jazz Pharmaceuticals’ product known as ProstaScint (capromab pendetide), including certain intellectual property and contracts, and the product approvals, inventory and work in progress (together, the ‘‘ProstaScint Business’’), and assumed certain of Jazz Pharmaceuticals’ liabilities, including those related to product approvals and the sale and marketing of ProstaScint. The purchase price consists of the upfront payment of $1.0 million. We also agreed to pay an additional $500,000 payable within five days after transfer for the ProstaScint-related product inventory and $227,000 payable on September 30, 2015 (which represents a portion of certain FDA fees). We also will pay 8% on its net sales made after October 31, 2017, payable up to a maximum aggregate payment of an additional $2.5 million.

In October 2015, we entered into an asset purchase agreement with FSC Laboratories, Inc., or FSC. Pursuant to the agreement, we purchased assets related to FSC’s product known as Primsol (trimethoprim solution), including certain intellectual property and contracts, inventory, work in progress and all marketing and sales assets and materials related solely to Primsol (together, the ‘‘Primsol Business’’), and assumed certain of FSC’s liabilities, including those related to the sale and marketing of Primsol arising after the closing. We paid $500,000 at closing for the Primsol Business and we paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also paid $500,000 on April 1, 2016 and agreed to pay an additional (a) $500,000 no later than June 30, 2016, and (b) $250,000 no later than September 30, 2016 (together, the ‘‘Installment Payments’’), for a total purchase price of $1,892,000.

In October 2015, we and Biovest International, Inc., or Biovest, (whose contract manufacturing business is now known as Cell Culture Company, or C3) entered into a Master Services Agreement, pursuant to which Biovest is to provide manufacturing services to us. The agreement provides that we may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders. We expect to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of our products. The agreement provides customary terms and conditions, including those for performance of services by Biovest in compliance with project addendums, industry standards, regulatory standards and all applicable laws. Biovest will be responsible for obtaining and maintaining all governmental approvals, at our expense, during the term of the agreement. The agreement has a term of four years, provided that either party may terminate the agreement or any project addendum under the agreement on 30 days written notice of a material breach under the agreement. In addition, we may terminate the agreement or any project addendum under the agreement upon 180 days written notice for any reason.

In April 2016, we entered into a license and supply agreement to acquire the exclusive U.S. rights to Natesto nasal gel from Acerus Pharmaceuticals Corporation, or Acerus, which rights we will acquire effective upon the expiration of the current licensee’s rights, expected to occur on June 30, 2016. We paid Acerus an upfront fee of $2.0 million upon execution of the agreement. On September 5, 2016 we will pay an additional $2.0 million. On January 1, 2017, we will pay an additional $4.0 million. We also agreed to purchase on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn.$2,534,800 (approximately US$2.0 million), with a purchase price per share equal to Cdn.$0.207 or approximately US$0.16 per share. We cannot dispose of these shares until August 29, 2016. We also agreed to make various payments up to an aggregate of $37.5 million based on net sales of Natesto. During the term of the agreement, we will purchase all of our Natesto product need from Acerus at a designated price.

In May 2016, we entered into an underwriting agreement with Joseph Gunnar & Co. as representative of the several underwriters named therein, relating to an underwritten public offering of 18,750,000 shares of our common stock, par value $0.0001 per share, and warrants to purchase up to an aggregate of 18,750,000 shares of common stock at a combined public offering price of $0.40 per share and related warrant. Each warrant will be exercisable for five years from issuance and have an exercise price equal to $0.50.

Our net proceeds from the sale of the shares was approximately $6.7 million, after deducting underwriting discounts and commissions and estimated offering expenses. In addition, we granted the underwriters a 45-day option to purchase up to an additional 2,812,500 shares of common stock and/or 2,812,500 additional warrants. The Underwriters have already elected to exercise their over-allotment option to purchase 2,049,250 warrants.

To date, we have financed operations through a combination of private and public debt and equity financings including net proceeds from the private placements of stock and convertible notes. We have also just completed a registered offering of $6.7 million net of fees. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe we will have sufficient cash to meet our projected operating requirements for at least the next 12 months. See “Liquidity and Capital Resources.”

After all of these transactions, the Company has 44,856,459 common shares outstanding and 30,279,665 warrants and options with a weighted average exercise price of $0.64 as of May 6, 2016.

We have only begun to generate revenues from the commercialization of our product candidates in the last few quarters. We have recognized approximately $1.6 million in revenue from ProstaScint, Primsol and RedoxSYS sales during the nine month period ended March 31, 2016. We have incurred accumulated net losses since our inception, and for the three and nine month periods ended March 31, 2016, we had an accumulated deficit of $31.3 million. Our net loss was $12.9 million for the nine months ended March 31, 2016 and we had used $8.0 million in cash from operations during the same period.

Product Update

We continue to execute our business plan and progress forward on the commercialization and development of our products and product candidates.

PROSTASCINT

In May 2015, we acquired ProstaScint (capromab pendetide) from Jazz Pharmaceuticals. ProstaScint is the only commercially available diagnostic imaging agent approved by the U.S. Food and Drug Administration (“FDA”) that specifically targets prostate cancer cells that have spread to tissue outside of the prostate gland. ProstaScint consists of a novel murine monoclonal antibody that, when conjugated to a linker-chelator and radiolabeled, binds distinctly to Prostate Specific Membrane Antigen (PSMA). PSMA is a glycoprotein expressed by prostate epithelium, which is up regulated in prostate cancer. ProstaScint was approved by the FDA in October 1996 and was initially commercialized by Cytogen which was acquired by EUSA Pharma. Jazz Pharmaceuticals acquired EUSA Pharma and its product portfolio including ProstaScint in 2012.

PRIMSOL

In October 2015 we acquired Primsol (trimethoprim hydrochloride) from FSC Laboratories, Inc. Primsol is the only FDA-approved trimethoprim-only oral solution and is standard therapy for urinary tract infections. Primsol is a sulfa-free, pleasant tasting liquid that is appropriate for patients that are sulfa allergic and individuals that have difficulty swallowing pills. Trimethoprim alone has been shown to be effective against common strains of urinary tract pathogens including Escherichia coli, Enterobacter species, Klebsiella pneumoniae, Proteus mirabilis, and Staphylococcus saprophyticus. Primsol was approved by the FDA in 2000 and was originally marketed by Ascent Pediatrics. FSC Laboratories acquired Primsol from Taro Pharmaceutical.

NATESTO

In April 2016, we signed an exclusive licensing agreement with Acerus Pharmaceuticals SRL for U.S. rights to Natesto (testosterone) nasal gel. Natesto is the only FDA-approved nasal formulation of testosterone, and it is an androgen indicated for replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone including 1.) primary hypogonadism (congenital or acquired) or 2). hypogonadotropic hypogonadism (congenital or acquired). Natesto has been shown to normalize testosterone in hypogonadal men and does not have a black box warning as other topically applied testosterone products do. By virtue of the fact that Natesto is applied through the nostrils, there is almost no risk of testosterone transference, an issue present with all other topically-applied testosterone products. Acerus Pharmaceuticals previously licensed Natesto to Endo Pharmaceuticals in the U.S. Natesto was approved by the FDA in May 2014.

MIOXSYS

MiOXSYS is our CE Marked clinical diagnostic device used in the assessment of male infertility. MiOXSYS is a small, portable device that is used in conjunction with semen analysis tests (sperm motility, concentration, and morphology) and measures oxidative stress in semen or seminal plasma. MiOXSYS employs the measurement of oxidation-reduction potential (ORP) to detect overall oxidative stress levels. Oxidative stress has repeatedly been shown to be a major causal factor in idiopathic male infertility, which accounts for a significant portion of male infertility cases. Semen analysis studies are routinely conducted to assess causes of infertility, so we expect clinicians and oxidative stress researchers to readily integrate MiOXSYS into routine use. We anticipate initiating U.S. studies in order to gain FDA clearance as a 510k de novo medical device.

REDOXSYS

RedoxSYS is the predecessor to the MiOXSYS System and is a novel, diagnostic platform comprised of a first-in-class, portable device and disposable testing strips that together measure the presence of oxidative stress through its measurement of oxidation-reduction potential (ORP). Currently, the device is being studied in numerous research collaborations that will continue through 2016.

ZERTANE

Zertane is an oral drug subject to an open Investigational New Drug Application for a Phase 3 clinical trial for the treatment of premature ejaculation (“PE”). The FDA has accepted our Investigational New Drug application and a Phase 3 clinical study may now begin in the United States. However, we are focusing our capital resources on other strategies and are not pursuing clinical testing of Zertane in the U.S. As we now have acquired or licensed three FDA-approved therapeutics in the urology field (ProstaScint, Primsol, and Natesto), we are building our internal and commercial infrastructure to effectively launch and grow those products. As such we are considering strategic options to maximize the value of Zertane, inclusive of divestiture, out-licensing, and strategic commercial collaborations.

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

Information regarding our accounting policies and estimates can be found in the Notes to the Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of March 31, 2016) is combined in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – March 31, 2016 Compared to March 31, 2015

Results of operations for the three months ended March 31, 2016 and the three months ended March 31, 2015 reflected losses of approximately $7.3 million and $1.8 million for each period, respectively. These losses include in part non-cash charges related to the amortization of the beneficial conversion feature, stock-based compensation, depreciation, amortization and accretion, amortization of debt issuance costs, amortization of prepaid research and development – related party and derivative expense collectively in the amount of $4.5 million for the three months ended March 31, 2016 and $327,000 for the three months ended March 31, 2015. The non-cash charges increased in the three months ended 2016 primarily due to the increase in amortization of the beneficial conversion feature, amortization of intangible assets and derivative expense.

Results of operations for the nine months ended March 31, 2016 and the nine months ended March 31, 2015 reflected losses of approximately $12.9 million and $5.6 million for each period, respectively. These losses include in part non-cash charges related to the amortization of the beneficial conversion feature, stock-based compensation, depreciation, amortization and accretion, amortization of debt issuance costs, amortization of prepaid research and development – related party and derivative expense offset by deferred taxes collectively in the amount of $5.2 million for the nine months ended March 31, 2016 and $891,000 for the nine months ended March 31, 2015. The non-cash charges increased in the nine months ended 2016 primarily due to the increase in amortization of the beneficial conversion feature, the amortization of intangible assets, derivative expense, depreciation, amortization and accretion offset by a decrease in stock-based compensation.

Revenue

Product and service revenue

We recognized $647,000 and $2,000 for the three months ended March 31, 2016 and 2015, respectively, related to the sale of our products ProstaScint and Primsol, as well as the RedoxSYS and MiOXSYS System due to our acquisitions and expanded marketing of our products.

We recognized $1,561,000 and $15,000 for the nine months ended March 31, 2016 and 2015, respectively, related to the sale of our products ProstaScint and Primsol, as well as the RedoxSYS and MiOXSYS System due to our acquisitions and expanded marketing of our products.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Gross product and service revenue	$929,000	$2,000	$2,093,000	$15,000
Provisions to reduce gross product sales to net product and service sales	(282,000)	-	(532,000)	-
Net product and service revenue	$647,000	$2,000	$1,561,000	$15,000

Percentage of provisions to gross sales	-30.4%	0.0%	-25.4%	0.0%

License revenue

The $21,000 license revenue recognized in each of the three months periods ended March 31, 2016 and 2015, and the $64,000 license revenue recognized in each of the nine month periods ended March 2016 and 2015, respectively, represents the amortization of the upfront payments received on our license agreements. The initial payment of $500,000 from the license agreement for Zertane with a Korean pharmaceutical company was deferred and is being recognized over ten years. The initial payment of $250,000 from the license agreement for Zertane with a Canadian-based supplier was deferred and is being recognized over seven years.

Expenses

Cost of Sales

The cost of sales of $341,000 and $622,000 recognized for the three and nine months ended March 31, 2016, respectively, are related to the ProstaScint and Primsol products and the RedoxSYS System. We did not recognize any cost of sales for the three and nine months ended March 31, 2015, which predated the acquisition of our ProstaScint and Primsol products.

Research and Development

Research and development costs are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Clinical trials and sponsored research	$976,000	$455,000	$2,882,000	$1,756,000
Labor	123,000	117,000	333,000	300,000
Stock-based compensation	38,000	115,000	63,000	323,000
Sponsored research - related party	48,000	48,000	144,000	156,000
Consultants and other	7,000	7,000	30,000	39,000
	$1,192,000	$742,000	$3,452,000	$2,574,000

Research and development costs consist of drug and device development and clinical trials, labor, as well as stock-based compensation. Costs of research and development increased $450,000, or 60.6%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Costs of research and development increased $878,000, or 34.1%, for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The increase in both periods is primarily due to an increase in clinical trials and sponsored research primarily related to attempting to reproduce our manufacturing process with a new manufacturer for our ProstaScint product. During the remainder of fiscal year of 2016, we anticipate our clinical trials and sponsored research to be more than the previous fiscal year.

Selling, General and Administrative

Selling, general and administrative costs are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Labor	$958,000	$204,000	$2,270,000	$530,000
Stock-based compensation	258,000	157,000	484,000	427,000
Patent costs	63,000	128,000	229,000	330,000
Professional fees	121,000	334,000	694,000	772,000
Occupancy, travel and other	845,000	247,000	1,994,000	875,000
	$2,245,000	$1,070,000	$5,671,000	$2,934,000

Selling, general and administrative costs increased $1,175,000, or 109.8% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Selling, general and administrative costs increased $2,737,000, or 93.3% for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015. The increase in both periods is primarily due to labor as a result of increased staffing due to our commercialization efforts for our ProstaScint and Primsol products as well as an increase in occupancy, travel and other. We anticipate our selling, general and administrative costs for the remainder of our fiscal year 2016 to continue to grow.

Amortization of Finite-Lived Intangible Assets

Amortization of finite-lived intangible assets increased $101,000 for the three months ended March 31, 2016 and $232,000 for the nine months ended March 31, 2016. This expense increased in both the three month and nine month periods ended March 31, 2016 due to the acquisition of the ProstaScint and Primsol businesses and the corresponding amortization of their finite-lived intangible assets. As we continue to license and purchase additional assets as part of our business strategy we would expect this non-cash expense to continue to grow.

Net Cash Used in Operating Activities

During the nine month period ended March 31, 2016, our operating activities used $8.0 million in cash which was less than our net loss of $12.9 million primarily as a result of the increases to non-cash amortization of the beneficial conversion feature, stock-based compensation, depreciation, amortization and accretion and the increase in accrued compensation offset by increases in inventory and prepaid expenses and other.

During the corresponding 2015 period, our operating activities used $4.8 million in cash which was less than the net loss of $5.6 million primarily as a result of non-cash stock-based compensation and a decrease prepaid expenses and other offset by a decrease in related party payable.

Net Cash Used in Investing Activities

During the nine month period ended March 31, 2016 we used cash in investing activities of $742,000 to purchase fixed assets of $204,000 and $540,000 was used to acquire the Primsol business. We also received a returned security deposit of $2,000 during the period.

During the nine month period ended March 31, 2015, we used cash of $2,000 for a security deposit.

Net Cash from Financing Activities

Net cash provided by financing activities in the nine month period ended March 31, 2016 of $10.0 million was primarily related to the issuance of convertible promissory notes which reflects gross proceeds of $5.2 million offset by the cash portion of the debt issuance costs of $298,000 related to the convertible notes, as well as the $5.0 million stock subscription payment from Ampio and $200,000 for a sale of stock subscriptions offset by the issuance costs of $30,000 related to the debt conversion.

During the corresponding 2015 period, the only proceeds in financing activities was a $3.7 million contribution from Ampio.

Liquidity and Capital Resources

We are a relatively young company and we have not yet generated significant revenue as our primary activities are focused on acquiring, developing and commercializing our primary product candidates, and raising capital. As of March 31, 2016, we had cash and cash equivalents totaling $8.7 million available to fund our operations offset by $2.3 million in accounts payable and the Primsol payable. In April 2016, we spent $4.0 million for the Natesto licensing agreement and have a remaining commitment of $6.0 million during fiscal year 2017. In May 2016, we completed a registered public offering of common stock and warrants for $6.7 million in proceeds net of expenses. Based upon our resources at March 31, 2016, and after giving affect to the offering proceeds, we believe we have adequate capital to continue operations into the second half of fiscal 2017. We also intend to seek additional capital within the next 12 months to help acquire new products as well as to support general operations. We will evaluate the capital markets from time to time to determine when to raise additional capital in the form of equity, convertible debt or other financing instruments, depending on market conditions relative to our need for funds at such time. We will seek to raise additional capital at such time as we conclude that such capital is available on terms that we consider to be in the best interests of our Company and our stockholders.

We have prepared a budget for the remainder of fiscal year 2016 and fiscal 2017 which reflects cash requirements from operations of approximately $2.0 million per quarter. Depending on the availability of capital we could expend additional funds for purchase of assets and commercialization of products. Accordingly, it will be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, including recently, volatility in the financial markets has adversely affected the market capitalizations of many bioscience companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

Except as set forth below, there have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

We no longer can rely on funding from Ampio to support our operations.

As a part of the Merger, Ampio forgave debt incurred by Luoxis and Vyrix in exchange for shares of our common stock and also committed an additional $10.0 million for additional shares of our common stock, which was due in April 2016 and which Ampio paid in full in December 2015. We have no agreement with Ampio for future funding. Consequently, we will need to support our business with revenue from our operations or from financing from third party sources.

Our investment in Acerus Pharmaceuticals Corporation could decline in value.

We have agreed to purchase approximately $2,000,000 worth of shares of common stock of Acerus Pharmaceutics Corporation as a condition to our licensing of Natesto, and are to close on that purchase on April 28, 2016. Pursuant to Canadian securities laws, we cannot sell that stock until August 29, 2016. During the time that we own those shares, there can be no assurance that the value of that stock will not decline and we could lose our entire investment in that stock.

Natesto may prove to be difficult to effectively commercialize following our exclusive licensing of the product from Acerus Pharmaceuticals.

Various commercial, regulatory, and manufacturing factors may impact our ability to grow revenues from our acquisition of the exclusive U.S. rights to Natesto in April 2016. Specifically, we may encounter difficulty by virtue of:

•	our inability to secure prescribing of Natesto by current or previous prescribers of testosterone replacement therapies; and

•	reimbursement and medical policy changes that may adversely affect the pricing, profitability or commercial appeal of Natesto

Zertane and Natesto contain, and future our other product candidates may contain controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Natesto, which is approved by the FDA, is regulated by the DEA as a Schedule III controlled substance. Before any commercialization of Zertane, and potentially our other product candidates, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Natesto is and Zertane, if approved, will, and our other product candidates may, if approved, be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

Natesto is regulated by the DEA as a Schedule III controlled substance. We expect that Zertane will, and our other product candidates may, be listed by the DEA as Schedule IV controlled substances under the CSA. Consequently, the manufacturing, shipping, storing, selling and using of the products will be subject to a high degree of regulation. Also, distribution, prescribing and dispensing of these drugs are highly regulated.

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

If testosterone replacement therapies are found, or are perceived, to create health risks, our ability to sell Natesto could be materially adversely affected and our business could be harmed.

Recent publications have suggested potential health risks associated with testosterone replacement therapy, such as increased cardiovascular disease risk, including increased risk of heart attack or stroke, fluid retention, sleep apnea, breast tenderness or enlargement, increased red blood cells, development of clinical prostate disease, including prostate cancer, and the suppression of sperm production. Prompted by these events, the FDA held a T-class Advisory Committee meeting on September 17, 2014 to discuss this topic further. The FDA has also asked health care professionals and patients to report side effects involving prescription testosterone products to the agency.

At the T-class Advisory Committee meeting held on September 17, 2014, the Advisory Committee discussed (i) the identification of the appropriate patient population for whom testosterone replacement therapy should be indicated and (ii) the potential risk of major adverse cardiovascular events, defined as non-fatal stroke, non-fatal myocardial infarction and cardiovascular death associated with testosterone replacement therapy. At the meeting, the Advisory Committee voted that the FDA should require sponsors of testosterone products to conduct a post marketing study (e.g. observational study or controlled clinical trial) to further assess the potential cardiovascular risk.

It is possible that the FDA’s evaluation of this topic and further studies on the effects of testosterone replacement therapies could demonstrate the risk of major adverse cardiovascular events or other health risks or could impose requirements that impact the marketing and sale of Natesto, including:

•	mandate that certain warnings or precautions be included in our product labeling;

•	require that our product carry a “black box warning”; and

•	limit use of Natesto to certain populations, such as men without specified conditions.

Demonstrated testosterone replacement therapy safety risks, as well as negative publicity about the risks of hormone replacement therapy, including testosterone replacement, could hurt sales of and impair our ability to successfully relaunch Natesto, which could have a materially adverse impact on our business.

FDA action regarding testosterone replacement therapies could add to the cost of producing and marketing Natesto.

The FDA is requiring post-marketing safety studies for all testosterone replacement therapies approved in the U.S to assess long-term cardiovascular events related to testosterone use. Depending on the total cost and structure of the FDA’s proposed safety studies there may be a substantial cost associated with conducting these studies. Pursuant to our license agreement with Acerus Pharmaceuticals is, Acerus is obligated to reimburse us for the entire cost of any studies required for Natesto by the FDA. However, in the event that Acerus is not able to reimburse us for the cost of any required safety studies, we may be forced to incur this cost, which could have a material adverse impact on our business and results of operations.

We only have one independent director, which could result in a Board of Directors that does not thoroughly represent the interests of minority shareholders and could prevent our common stock from being listed on a securities exchange.

Currently, we have only one independent director, Carl Dockery, who only recently joined our board of directors in April 2016. To have our stock listed on a securities exchange we will be required to have a majority of independent directors, which we may never have. In the absence of a majority of independent directors, we would be prevented from listing our stock on an exchange. In addition, the Board, which includes our Chief Executive Officer and Chief Operating Officer, who are also brothers, could establish policies and enter into transactions over the objections of the sole independent director. This could present the potential for a conflict of interest between us and our shareholders generally and the controlling officers, shareholders or directors. The absence of more independent directors who could provide a more neutral point of view could jeopardize your interests.

We will need to upgrade our enterprise resource planning systems.

As we grow our business, we will need to upgrade our enterprise resource planning, or ERP, system. Our ERP system is critical to our ability to accurately maintain books and records, keep track of product inventory, marketing and sales, and prepare our financial statements. The implementation of a new ERP system will require the investment of significant financial and human resources. In addition, we may not be able to successfully complete the full implementation of the ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to monitor our business and prepare our financial statements on an accurate and timely basis.

If we fail to comply with the continued trading standards of the OTCQX U.S. Premier tier, it may result in our common stock moving tiers in the OTC Markets.

Our common stock is currently quoted for trading on the OTCQX U.S. Premier tier, and the continued quotation of our common stock on the OTCQX U.S. Premier tier is subject to our compliance with a number of standards. These standards include the requirement of our common stock to have a minimum bid price of $1.00 per share as of the close of business for at least one of every thirty consecutive calendar days. On February 10, 2016, the OTC Markets Group, Inc. notified us that we were not in compliance with the above listing standards relating to the trading price of our common stock, and that if in the following 180 calendar days, our common stock did not close at or above $1.00 for ten consecutive trading days, our common stock would be moved from the OTCQX U.S. Premier tier to the OTCQX U.S. tier, which may negatively affect the trading and price of our common stock. There can be no assurance that we will meet this quotation standard of the OTCQX U.S. Premier tier within the 180 day time period allotted.

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

101

XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Stockholders’ Equity (Deficit), (iv) the Statement of Cash Flows, and (v) the Notes to the Financial Statements.

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
Date: May 11, 2016

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
Date: May 11, 2016

