Form 10-Q
period 2016-09-30
AYTU BIOSCIENCE, INC
filed 2016-11-07
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2016

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

As of November 3, 2016, there were 10,845,591 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AYTU BIOSCIENCE, INC.

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto, ProstaScint, Primsol, MiOXSYS, RedoxSYS, and Luoxis, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AYTU BIOSCIENCE, INC.

Balance Sheets

	September 30,	June 30,
	2016	2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,749,213	$8,054,190
Restricted cash	75,031	-
Accounts receivable, net	509,440	162,427
Inventory, net	585,357	524,707
Prepaid expenses and other	553,083	215,558
Prepaid research and development - related party (Note 10)	121,983	121,983
Investment in Acerus	1,769,462	1,041,362
Total current assets	6,363,569	10,120,227

Fixed assets, net	313,185	231,430
Developed technology, net	1,118,319	1,159,736
Customer contracts, net	1,301,625	1,353,375
Trade names, net	186,639	194,472
Natesto asset, net	10,220,116	10,549,797
Goodwill	221,000	221,000
Patents, net	290,278	296,611
Long-term portion of prepaid research and development - related party (Note 10)	182,975	213,471
Deposits	2,888	2,888
	13,837,025	14,222,780

Total assets	$20,200,594	$24,343,007

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$2,507,696	$3,519,711
Natesto payable	5,685,191	5,379,675
Accrued compensation	532,138	1,200,930
Deferred rent	5,944	4,109
Total current liabilities	8,730,969	10,104,425

Contingent consideration	3,929,921	3,869,122
Deferred rent	6,455	8,215
Warrant derivative liability	346,600	275,992
Total liabilities	13,013,945	14,257,754

Commitments and contingencies (Note 6)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 5,110,591 (unaudited) and 3,741,944, respectively as of
September 30, 2016 and June 30, 2016	511	374
Additional paid-in capital	59,471,953	56,646,304
Accumulated deficit	(52,285,815)	(46,561,425)
Total stockholders' equity	7,186,649	10,085,253

Total liabilities and stockholders' equity	$20,200,594	$24,343,007

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2016	2015

Product and service revenue	$697,980	$465,956
License revenue	-	21,429
Total revenue	697,980	487,385

Operating expenses
Cost of sales	191,924	37,325
Research and development	232,022	855,874
Research and development - related party (Note 10)	47,998	47,998
Sales, general and administrative	5,704,750	1,563,179
Sales, general and administrative - related party (Note 10)	50,772	88,625
Amortization of intangible assets	437,014	57,447
Total operating expenses	6,664,480	2,650,448

Loss from operations	(5,966,500)	(2,163,063)

Other income (expense)
Interest (expense)	(415,381)	(113,253)
Derivative (expense) income	(70,609)	128
Unrealized gain on investment	728,100	-
Total other income (expense)	242,110	(113,125)

Net loss	$(5,724,390)	$(2,276,188)
Weighted average number of Aytu
common shares outstanding	4,898,748	1,188,307

Basic and diluted Aytu net loss
per common share	$(1.17)	$(1.92)

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statement of Stockholders’ Equity

	Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	capital	Deficit	Equity

Balance - June 30, 2016	3,741,944	$374	$56,646,304	$(46,561,425)	$10,085,253

Lincoln Park Capital stock issuance, net of issuance costs of $24,247 (unaudited)	226,190	23	607,211	-	607,234
Stock-based compensation (unaudited)	-	-	1,043,713	-	1,043,713
Issuance of restricted stock (unaudited)	1,000,000	100	75,366	-	75,466
Common stock issued to executives (unaudited)	142,457	14	509,982	-	509,996
Issuance of warrants to initial investors (unaudited)	-	-	589,377	-	589,377
Net loss (unaudited)	-	-	-	(5,724,390)	(5,724,390)

Balance - September 30, 2016 (unaudited)	5,110,591	$511	$59,471,953	$(52,285,815)	$7,186,649

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net loss	$(5,724,390)	$(2,276,188)
Stock-based compensation expense	1,043,712	68,322
Issuance of restricted stock	75,466	-
Depreciation, amortization and accretion	822,161	129,049
Derivative expense	70,609	(128)
Amortization of prepaid research and development - related party (Note 10)	30,496	30,496
Unrealized (gain) on investment	(728,100)	-
Compensation through issuance of stock	509,996	-
Issuance of warrants to initial investors	589,377	-
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in accounts receivable	(347,013)	(10,872)
(Increase) in inventory	(60,650)	(454,638)
(Increase) decrease in prepaid expenses and other	(337,525)	10,357
(Decrease) in accounts payable and accrued liabilities	(607,881)	(121,684)
(Decrease) increase in accrued compensation	(668,792)	420,538
Increase (decrease) in interest payable	-	57,637
Increase in deferred rent	75	11,379
(Decrease) in deferred revenue	-	(21,428)
Net cash used in operating activities	(5,332,459)	(2,157,160)

Cash flows used in investing activities
Purchases of property and equipment	(4,721)	(3,554)
Installment payment for Primsol asset	(500,000)	-
Net cash used in investing activities	(504,721)	(3,554)

Cash flows from financing activities
Issuance of common stock to Lincoln Park Capital	631,481	-
Costs related to sale of common stock	(24,247)	-
Proceeds from convertible promissory notes (Note 7)	-	5,175,000
Debt issuance costs (Note 7)	-	(298,322)
Net cash provided by financing activities	607,234	4,876,678

Net change in cash and cash equivalents	(5,229,946)	2,715,964
Cash and cash equivalents at beginning of period	8,054,190	7,353,061
Cash and cash equivalents at end of period	$2,824,244	$10,069,025

Non-cash transactions:

Warrant derivative liability related to the issuance of the convertible promissory notes (Note 7)	$-	$102,931
Primsol accretion included in accounts payable	$49,126	$-
Fixed assets included in accounts payable	$95,866	$-

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Notes to Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation and Business Combinations

Business

Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a commercial-stage specialty pharmaceutical company focused on global commercialization of novel products in the field of urology. Aytu is currently focused on addressing significant medical needs in the areas of hypogonadism, urological cancers, urinary tract infections, and male infertility.

Basis of Presentation

These unaudited financial statements represent the financial statements of Aytu. These unaudited financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2016, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet, the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2016 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended September 30, 2016 is unaudited.

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

The purchase price consisted of the upfront payment of $1.0 million. Aytu also paid an additional $500,000 for the ProstaScint-related product inventory and $227,000 (which represents a portion of certain FDA fees). Aytu also will pay 8% as contingent consideration on its net sales made after October 31, 2017, payable up to a maximum aggregate payment of an additional $2.5 million. The contingent consideration was initially valued at $664,000. The total fair value consideration for the purchase was $2.4 million.

The Company’s allocation of consideration transferred for ProstaScint as of the purchase date of May 20, 2015 is as follows:

Fair Value

Tangible assets	$727,000

Intangible assets	1,590,000

Goodwill	74,000

Total assets acquired	$2,391,000

Included in the intangible assets is developed technology of $790,000, customer contracts of $720,000 and trade names of $80,000, each of which will be amortized over a ten-year period. The amortization expense was $40,000 for each of the three months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, the contingent consideration had increased to $714,000 due to accretion.

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

Aytu paid $500,000 at closing for the purchase of the Primsol Business and paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also agreed to pay an additional (a) $500,000 which was paid in April 2016, (b) $500,000 which was paid in July 2016, and (c) $250,000 which was paid in November 2016.

The Company’s allocation of consideration transferred for Primsol as of the purchase date of October 5, 2015 is as follows:

Fair Value

Tangible assets	$182,000

Intangible assets	1,470,000

Goodwill	147,000

Total assets acquired	$1,799,000

Included in tangible assets is $102,000 of inventory and $80,000 of work-in-process inventory. Included in the intangible assets is developed technology of $520,000, customer contracts of $810,000 and trade names of $140,000, each of which will be amortized over a six-year period. The amortization expense was $61,000 and $0 for the three months ended September 30, 2016 and 2015 respectively.

License and Supply Agreement—Natesto

In April 2016, Aytu entered into and closed a license and supply agreement to acquire the exclusive U.S. rights to Natesto® (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus, which rights we acquired effective upon the expiration of the former licensee’s rights, which occurred on June 30, 2016. The licensee’s term runs for the greater of eight years or until the expiry of the latest to expire patent including claims covering Natesto and until the entry on the market of at least one AB-rated generic product.

Aytu paid Acerus an upfront fee of $2.0 million upon execution of the agreement. In October 2016 we paid an additional $2,000,000 (the “Second Upfront”). On January 1, 2017, we will pay an additional $4,000,000 (the “Third Upfront”). We also purchased, on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2,534,800 (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. These shares are a held for sale trading security and are valued at fair market value. Aytu could not dispose of these shares until after August 29, 2016 and still held these shares as of September 30, 2016.

In addition to the upfront payments, we must make the following one-time, non-refundable payments to Acerus within 45 days of the occurrence of the following event (provided that, the maximum aggregate amount payable under such milestone payments will be $37,500,000):

▪

$2,500,000 if net sales during any four consecutive calendar quarter period equal or exceed $25,000,000 (the “First Milestone”); the First Milestone payment is required to be paid even if the threshold is not met in the event that the agreement is terminated for any reason other than material breach by Acerus, bankruptcy of either party, or termination by Acerus because it believes the amounts payable to Aytu for agreed upon trial work would no longer make the agreement economically viable for Acerus;

▪	$5,000,000 if net sales during any four consecutive calendar quarter period equal or exceed $50,000,000;

▪	$7,500,000 if net sales during any four consecutive calendar quarter period equal or exceed $75,000,000;

▪	$10,000,000 if net sales during any four consecutive calendar quarter period equal or exceed $100,000,000; and

▪	$12,500,000 if net sales during any four consecutive calendar quarter period equal or exceed $125,000,000.

The contingent consideration was valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. The fair values of the net identifiable asset acquired totaled $10.5 million which will be amortized over eight years. The amortization expense for the three months ended September 30, 2016 was $330,000.

As of September 30, 2016, the accretion expense was $306,000, making the accrued payable adjusted for the present value $5.7 million. The contingent consideration accretion expense for the three months ended September 30, 2016 was $46,000, resulting in the contingent consideration value of $3.2 million.

Adoption of Newly Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. During the quarter ended September 30, 2016, the Company early adopted this standard. The primary cash flow categorization that will impact the Company will be contingent consideration payments however, no such payments have been made to date.

Recently Issued Accounting Pronouncements, Not Adopted as of September 30, 2016

In March 2016, the FASB issued ASU 2016-09, “Compensation –Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting”. The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this standard on its financial statements however, the Company believes that the impact will not be material.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its adoption of this standard on its financial statements.

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

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated	As of September 30,	As of June 30,
	Useful Lives in years	2016	2016

Office equipment and furniture	3 - 5	$234,000	$201,000
Lab equipment	3 - 5	90,000	90,000
Leasehold improvements	3	112,000	45,000
Manufacturing equipment	5	7,000	7,000
Less accumulated depreciation and amortization		(130,000)	(112,000)

Fixed assets, net		$313,000	$231,000

The depreciation expense was $19,000 and $7,000 for the three months ended September 30, 2016 and 2015, respectively.

Note 3 – Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent, third party appraisal to be $500,000, was being amortized over the remaining U.S. patent life since Aytu’s acquisition of approximately 11 years. As of June 30, 2016, Aytu determined that this asset had no value because the Company is directing its resources towards its commercial-stage products, and therefore, Aytu does not have the resources to complete the necessary clinical trials and bring Zertane to market before the patents expire. The remaining fair value of the Zertane patents were expensed as of June 30, 2016.

The cost of the ORP related patents was $380,000 when they were acquired and are being amortized over the remaining U.S. patent life since Aytu’s acquisition of approximately 15 years. Patents consist of the following:

	As of September 30,	As of June 30,
	2016	2016

Patents	$880,000	$880,000
Less accumulated amortization	(590,000)	(583,000)

Patents, net	$290,000	$297,000

The amortization expense was $7,000 and $18,000 for the three months ended September 30, 2016 and 2015, respectively.

Note 4 – Revenue Recognition

The $698,000 and $466,000 product and service revenue recognized during the three months ended September 30, 2016 and 2015, respectively, represents sales of the Company’s Natesto, ProstaScint, and Primsol products and the MiOXSYS Systems.

The license revenue of $0 and $21,000 recognized in the three months ended September 30, 2016 and 2015, respectively, represents the amortization of the upfront payments received from the Company’s Zertane licensing agreements. The initial payment of $500,000 from the license agreement for Zertane with a Korean pharmaceutical company was deferred and was being recognized over ten years. The initial payment of $250,000 from the license agreement for Zertane with a Canadian-based supplier was deferred and was being recognized over seven years.

At the end of fiscal 2016, Aytu determined that the Zertane asset had no value as Aytu did not have the resources to complete the necessary clinical trials and bring it to market before the patents expire. The remaining deferred revenue of $426,000 was recognized as of June 30, 2016.

Note 5 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, accounts receivable, investments, accounts payable and accrued liabilities, and warrant derivative liability. The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

The following table presents Aytu’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2016
ASSETS
Investment in Acerus	$1,769,000	$-	$-	$1,769,000

LIABILITIES
Warrant derivative liability	$-	$-	$347,000	$347,000
Contingent consideration	$-	$-	$3,930,000	$3,930,000

June 30, 2016
ASSETS
Investment in Acerus	$1,041,000	$-	$-	$1,041,000

LIABILITIES
Warrant derivative liability	$-	$-	$276,000	$276,000
Contingent consideration	$-	$-	$3,869,000	$3,869,000

The estimated fair value of the Company’s investment, which is classified as Level 1 (quoted price is available), was $1,769,000 as of September 30, 2016. The estimated fair value of the Company’s marketable securities is determined using the quoted price in the active market based on the closing price as of the balance sheet date.

			Unrealized
As of September 30, 2016	Maturity in Years	Value at June 30, 2016	Gains	Losses	Fair Value
Investment in Acerus	Less than 1 year	$1,041,000	$728,000	$	$1,769,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of September 30, 2016 and at issuance:

	September 30, 2016	At Issuance
Warrants:
Volatility	215.1%	75.0%
Equivalent term (years)	4.59	5.00
Risk-free interest rate	1.09%	1.32%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of June 30, 2016	$276,000
Warrant issuances	-
Change in fair value included in earnings	71,000
Balance as of September 30, 2016	$347,000

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table for the designated fiscal years ending June 30, as of September 30, 2016:

		Remaining
	Total	2017	2018	2019	2020	2021	Thereafter
Prescription Database	$1,902,000	$731,000	$598,000	$573,000	$-	$-	$-
Natesto	8,500,000	6,000,000	-	-	2,500,000	-	-
Manufacturing agreement	2,500,000	1,500,000	500,000	500,000	-	-	-
ProstaScint commercial supply agreement	1,673,000	1,569,000	102,000	2,000
Service agreement	153,000	153,000	-	-	-	-	-
Primsol	250,000	250,000	-	-	-	-	-
Office Lease	283,000	108,000	145,000	30,000	-	-	-
Sponsored research agreement with related party	60,000	60,000	-	-	-	-	-
	$15,321,000	$10,371,000	$1,345,000	$1,105,000	$2,500,000	$-	$-

Prescription Database

In May 2016, Aytu entered into an agreement with a company that will provide Aytu with prescription database information, whereby Aytu agreed to pay approximately $1.9 million over three years for access to the database of prescriptions written for Natesto.

Natesto

In April 2016, the Company entered into an agreement with Acerus whereby Aytu agreed to pay $8.0 million for the exclusive U.S. rights to Natesto of which $6.0 million is payable in fiscal year 2017, $2.0 million was paid in October 2016. Additionally, Aytu is required to make the first milestone payment of $2.5 million even if the milestone is not reached.

Manufacturing Agreement

In October 2015, Aytu entered into a Master Services Agreement with Biovest International, Inc. (“Biovest”). The agreement provides that Aytu may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders. Aytu expects to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of its products for the ProstaScint product. Aytu is obligated to pay Biovest $2.5 million for time and materials as they develop a plan to reproduce the manufacturing process. Of this commitment, $2.0 million was paid in fiscal 2016 and $500,000 was paid in July 2016.

ProstaScint Commercial Supply Agreement

In September 2016, Aytu entered into a Commercial Supply Agreement with Grand River Aseptic Manufacturing, Inc. (“GRAM”). The agreement provides that Aytu may engage GRAM from time to time to provide services in accordance with mutually agreed upon work orders. Aytu expects to use the agreement from time to time for the filling, labeling, and packaging of its ProstaScint product. Aytu is obligated to pay GRAM approximately $1.7 million for process development and production services used to fill, package, inspect, label, and test ProstaScint for distribution. As of September 30, 2016, Aytu has not made any payments to GRAM.

Service Agreement

In July 2015, Aytu entered into an agreement with Ampio whereby Aytu agreed to pay Ampio a set amount per month for shared overhead which includes costs related to the shared facility, corporate staff, and other miscellaneous overhead expenses. This agreement was amended on November of 2015, April of 2016 and again in July 2016 resulting in an amount of $17,000 per month. This agreement will be in effect until it is terminated in writing by both parties.

Primsol

In October 2015, Aytu entered into an asset purchase agreement with FSC Laboratories, Inc., or FSC. Pursuant to the agreement, we purchased assets related to FSC’s product known as Primsol (trimethoprim solution), including certain intellectual property and contracts, inventory, work in progress and all marketing and sales assets and materials related solely to Primsol (together, the ‘‘Primsol Business’’), and assumed certain of FSC’s liabilities, including those related to the sale and marketing of Primsol arising after the closing. We paid $500,000 at closing for the Primsol Business and we paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also paid $500,000 in April of 2016 and $500,000 in July of 2016 and paid the remaining $250,000 in November 2016 (together, the ‘‘Installment Payments’’), for a total purchase price of $1.9 million. The amount is included in accounts payable and accrued liabilities on the balance sheet.

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

	Three Months Ended September 30,
	2016	2015

Rent expense	$35,000	$18,000

Sponsored Research Agreement with Related Party

In June 2013, Luoxis entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. Bar-Or. The agreement, which was amended in January 2015, provides for Luoxis (now Aytu) to pay $6,000 per month to TRLLC in consideration for services related to research and development of the Oxidation Reduction Potential platform. In March 2014, Luoxis also agreed to pay a sum of $615,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet; as of September 2014, this amount had been paid in full. This agreement is set to expire in March 2019 but can be terminated earlier but not until after March 2017.

Note 7 – Convertible Promissory Notes

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

Placement agents for the offering sold the institutional portion of the offering of the Notes. Aytu sold the balance of the Notes to individuals and entities with whom Aytu had an established relationship. For Notes sold by the placement agent, Aytu paid the placement agent 8% of the gross proceeds of Notes sold by the placement agents and was obligated to issue warrants for an amount of shares equal to 8% of the gross number of shares of the Company stock issuable upon conversion of the Notes issued to investors introduced to the Company by the private placement agents in the private placement, in addition to a previously paid non-refundable retainer fee of $20,000. The placement agent warrants have a term of five years from the date of issuance of the related notes in July and August 2015, an exercise price equal to the conversion price per share at which the Notes are converted into common stock. Change in fair value is recorded in earnings. Fair value at the grant date was recorded as a debt discount and amortized over the term of the debt.

The warrants were recorded at fair value as long-term liabilities on the Balance Sheet and upon conversion were moved to equity classification.

Upon Aytu’s adoption of ASU 2015-3, the issuance costs associated with the Notes were recorded as a long–term liability and were presented in the Balance Sheet as a direct reduction of the carrying amount of the Notes on their inception date.

Pursuant to the terms of the convertible promissory note agreements, if Aytu sold equity securities at any time while the notes were outstanding in a financing transaction that was not a Qualified Financing (a public offering of Aytu stock resulting in gross proceeds of at least $5.0 million (excluding indebtedness converted in such financing) prior to the maturity date of the Notes), the holders of the convertible promissory notes had the option, but not the obligation, to convert the outstanding principal and accrued interest as of the closing of such financings into a number of shares of Aytu capital stock in an amount equal to 120% of the number of such shares calculated by dividing the outstanding principal and accrued interest by the lesser of (a) the lowest cash price per share paid by purchasers of shares in such financing, or (b) $4.63. As a result of Aytu’s sale of common stock on January 20, 2016, the Company was obligated to provide notice to the above-referenced noteholders of such stock sales. In accordance with the convertible note terms, noteholders had the option to convert their entire balance (inclusive of accrued but unpaid interest) into a number of shares of Aytu common stock equal to 120% of the number of shares calculated by dividing such note balance by $7.80, which was the per share purchase price paid in the equity financing described above. On February 10, 2015, the date of the conversion, an aggregate of $4,125,000 of principal and $143,000 of accrued interest on the notes converted into an aggregate of 656,591 shares of Aytu’s common stock under the original terms of the agreement.

In May 2016, Aytu completed a registered public offering which was considered a Qualified Financing and all outstanding notes were automatically converted on the same terms as in the offering. At the insistence of the underwriters of the offering, all outstanding noteholders had signed lockup agreements which granted them an extra 10% on the conversion, increasing it to 130% of shares calculated by dividing such note balance by $4.80, which was the per share purchase price in the registered offering. On May 6, 2016, the date of conversion, an aggregate of $1,050,000 of principal and $78,000 of accrued interest on the notes converted into an aggregate of 305,559 shares of Aytu’s common stock and 305,559 warrants.

In connection with the conversion of the Aytu notes, Aytu was obligated to issue to the placement agents for the convertible note offering warrants for an amount of shares equal to 8% of the number of shares of Aytu’s common stock for the notes sold by the placement agents issued upon conversion of the notes. As a result of the optional note conversion, on February 10, 2016, Aytu issued warrants to the placement agents to purchase an aggregate of 22,254 shares of common stock at an exercise price of $7.80 per share. As a result of the second note conversion, on May 6, 2016, Aytu issued warrants to the placement agents to purchase an aggregate of 22,564 shares of common stock at an exercise price of $4.80 per share. These warrants are exercisable for five years from the date of issuance of the related notes in July and August 2015. The warrants have a cashless exercise feature.

Also in connection with the conversion of the notes, Aytu recorded a beneficial conversion feature of $4.9 million which was recorded as a debt discount; this amount represents that carrying amount of the notes at the date of conversion. The beneficial conversion feature was expensed upon conversion of the notes to interest expense.

Note 8 – Common Stock

Capital Stock

At September 30, 2016 and June 30, 2016, Aytu had 5,110,591 and 3,741,944 common shares outstanding, respectively, and no preferred shares outstanding at either September 30, 2016 or June 30, 2016. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

In May 2016, we raised gross proceeds of approximately $7.5 million through a public offering of 1,562,500 Units. Offering costs totaled $1.2 million resulting in net proceeds of $6.3 million. Each Unit consists of one share of Aytu common stock and a warrant to purchase one share of Aytu common stock. The common stock issued had a relative fair value of $4.2 million. The warrants have an exercise price of $6.00 per share and will expire five years from the date of issuance. These warrants have a relative fair value of $2.1 million. We also granted the underwriters a 45-day option (the Over-Allotment Option) to purchase up an additional 234,375 shares of common stock and/or warrants. The underwriters exercised 170,822 of this over-allotment option for the warrants and paid $0.12 per over-allotment warrant. These warrants have the same terms as the warrants sold in the registered offering. These warrants have a relative fair value of $20,000, which was the purchase price per the underwriting agreement.

On June 30, 2016, Aytu effected a reverse stock split in which each common stock holder received one share of common stock for each 12 shares. All share and per share amounts for all periods presented in this report have been adjusted to reflect the effect of this reverse stock split.

In July 2016, we entered into a purchase agreement (the ‘‘Purchase Agreement’’), together with a registration rights agreement (the ‘‘Registration Rights Agreement’’), with Lincoln Park Capital Fund, LLC (‘‘Lincoln Park’’). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 133,690 shares of our common stock for $500,000 as an initial purchase under the agreement. We also issued as a commitment fee to Lincoln Park of 52,500 shares of common stock. In September 2016, Lincoln Park purchased an additional 40,000 shares for $131,000, the issuance costs related to these purchases totaled $24,000, resulting in net proceeds for the quarter ended September 30, 2016 of $607,000.

In July 2016, we issued 1,000,000 shares of restricted stock as compensation to certain executive officers and directors, which vest on July 7, 2026.

In August 2016, we issued an aggregate of 142,457 shares of common stock as bonuses for performance in 2016 to three executive officers.

Note 9 – Equity Instruments

Stock Option Repricing

In July 2016, our Board of Directors approved a common stock option repricing program whereby previously granted and unexercised options held by current employees, consultants and directors with exercise prices above $6.00 per share were repriced on a one-for-one basis to $3.23 per share which represented the per share fair value of our common stock as of the date of the repricing. There was no other modification to the vesting schedule of the previously issued options. As a result, 316,051 unexercised options originally granted to purchase common stock at prices ranging from $6.72 to $18.12 per share were repriced under this program.

We treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The repricing resulted in incremental stock-based compensation expense of $318,000. Expense related to vested shares was expensed on the repricing date and expense related to unvested shares is being amortized over the remaining vesting period of such stock options.

Options

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

Pursuant to the 2015 Stock Plan, 833,334 shares of its common stock, were reserved for issuance. The fair value of options granted was calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The assumptions used for the three months ended September 30, 2016 are as follows:

Expected volatility	182% - 185%
Risk free interest rate	0.97% - 1.14%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2016	322,302	$18.01	9.33
Granted	441,999	$3.23
Exercised	-	$-
Forfeited/Cancelled	(2,084)	$18.12
Outstanding September 30, 2016	762,217	$3.52	9.48
Exercisable at September 30, 2016	254,131	$3.44	9.42
Available for grant at September 30, 2016	71,117

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the three months ended September 30, 2016 and the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015
Research and development expenses
Stock options	$-	$5,000
Selling, general and administrative expenses
Stock options	1,044,000	63,000
	$1,044,000	$68,000

Unrecognized expense at September 30, 2016	$1,906,000

Weighted average remaining years to vest	2.48

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2016	2,201,627	$6.19	4.71

Issuance of settlement warrants to initial investors	84,918	$4.00
Outstanding September 30, 2016	2,286,545	$6.11	4.47

Included in the warrant balance at June 30, 2016 are warrants to purchase common stock of 109,375 issued to the underwriters of our May registered offering. These warrants are currently accounted for under liability accounting and are fair valued at each reporting period (see Note 5). At September 30, 2016, these warrants had a fair value of $347,000.

During the three months ended September 30, 2016, Aytu issued warrants to purchase 84,918 shares of common stock to initial investors of the Company at an exercise price of $4.00 and a term of five years from July 2016. These warrants are accounted for under equity treatment.

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

Significant assumptions in valuing the warrants issued during the September 30, 2016 quarter were as follows:

Expected volatility	225.5% - 229.8%
Risk free interest rate	1.02% - 1.18%
Contractual term (years)	4.79 - 4.94
Dividend yield	0%

Note 10 – Related Party Transactions

Ampio Loan Agreements

On April 16, 2015, Ampio received 396,816 shares of common stock of Aytu for (i) issuance to Aytu of a promissory note from Ampio in the principal amount of $10.0 million, maturing on the first anniversary of the Merger, and (ii) cancellation of indebtedness of $12.0 million to Ampio. The $10.0 million was paid to Aytu, with $5.0 million paid in June of 2015 and $5.0 million paid in December of 2015.

Services Agreement

The Company has a service agreement with Ampio which is described in Note 6.

Sponsored Research Agreement

The Company has a service agreement with TRLLC which is described in Note 6.

Note 11 – Subsequent Events

On October 27, 2016, we priced an underwritten public offering of 5,735,000 shares of its common stock and warrants to purchase up to an aggregate of 5,735,000 shares of its common stock at a combined public offering price of $1.50 per share and related warrant. The gross proceeds from the offering to Aytu are expected to be approximately $8.6 million, before deducting the underwriting discount and estimated offering expenses payable by Aytu, but excluding the exercise proceeds of any warrants. The company also has granted the representative of the underwriters a 45-day option to purchase up to an additional 860,250 shares and/or 860,250 additional warrants. The shares of common stock will be immediately separable from the warrants and will be issued separately. The warrants are exercisable immediately upon issuance, expire five years after the date of issuance and have an exercise price of $1.86 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Aytu BioScience, Inc.’s Form 10-K filed on September 1, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on September 1, 2016.

Overview

We are a commercial-stage specialty pharmaceutical company focused on global commercialization of novel products in the field of urology. We are currently focused on addressing significant medical needs in the areas of hypogonadism, urological cancers, urinary tract infections and male infertility.

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

In October 2015, we entered into an asset purchase agreement with FSC Laboratories, Inc., or FSC. Pursuant to the agreement, we purchased assets related to FSC’s product known as Primsol (trimethoprim solution), including certain intellectual property and contracts, inventory, work in progress and all marketing and sales assets and materials related solely to Primsol (together, the ‘‘Primsol Business’’), and assumed certain of FSC’s liabilities, including those related to the sale and marketing of Primsol arising after the closing. We paid $500,000 at closing for the Primsol Business and we paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also paid $500,000 in April of 2016, $500,000 in July of 2016, and $250,000 in November of 2016, for a total purchase price of $1,892,000.

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

In April 2016, we entered into a license and supply agreement to acquire the exclusive U.S. rights to Natesto nasal gel from Acerus Pharmaceuticals Corporation, or Acerus, which rights we received on July 1, 2016. We paid Acerus an upfront fee of $2.0 million upon execution of the agreement. In October 2016 we paid an additional $2.0 million. In January of 2017, we will pay an additional $4.0 million. We also purchased on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2,534,800 (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. We could not dispose of these shares until after August 29, 2016 and still hold these shares as of the date of this Report on Form 10-Q. We also agreed to make various payments up to an aggregate of $37.5 million based on net sales of Natesto. During the term of the agreement, we will purchase all of our Natesto product needs from Acerus at a designated price.

In May 2016, we sold in an underwritten public offering 1,562,500 shares of our common stock, par value $0.0001 per share, and warrants to purchase up to an aggregate 1,562,500 shares of common stock at a combined public offering price of $4.80 per share and related warrant. Each warrant is exercisable for five years from issuance and has an exercise price equal to $6.00. In addition, we granted the underwriters a 45-day option to purchase up to an additional 234,375 shares of common stock and/or 234,375 additional warrants. The underwriters elected a partial exercise of their over-allotment option to purchase 170,822 warrants. The net cash proceeds from the sale of the shares and warrants was approximately $6.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In July 2016, Aytu issued 1.0 million shares of restricted stock to executive officers and directors.

In July 2016, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 133,690 shares of our common stock for $500,000 as an initial purchase under the agreement. We also issued as a commitment fee to Lincoln Park of 52,500 shares of common stock. In September 2016, Lincoln Park purchased an additional 40,000 shares for $131,000.

Under the terms and subject to the conditions of the Purchase Agreement, we have the right to sell to and Lincoln Park is obligated to purchase up to an additional $10.0 million in amounts of shares of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on September 20, 2016 (the date that the registration statement that we filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, was declared effective by the SEC and a final prospectus in connection therewith was filed. As part of the registered offering that we completed in October 2016, we agreed not to sell any shares under this agreement for a period of 90 days from October 28, 2016.

In September 2016, Aytu entered into a Commercial Supply Agreement with Grand River Aseptic Manufacturing, Inc. (“GRAM”). The agreement provides that Aytu may engage GRAM from time to time to provide services in accordance with mutually agreed upon work orders. Aytu expects to use the agreement from time to time for the filling, labeling, and packaging of its ProstaScint product. Aytu is obligated to pay GRAM approximately $1.7 million for process development and production services used to fill, package, inspect, label, and test ProstaScint for distribution. As of September 30, 2016, Aytu has not made any payments to GRAM.

On October 27, 2016, we priced an underwritten public offering of 5,735,000 shares of its common stock and warrants to purchase up to an aggregate of 5,735,000 shares of its common stock at a combined public offering price of $1.50 per share and related warrant. The gross proceeds from the offering to Aytu are expected to be approximately $8.6 million, before deducting the underwriting discount and estimated offering expenses payable by Aytu, but excluding the exercise of any warrants. The company also has granted the representative of the underwriters a 45-day option to purchase up to an additional 860,250 shares and/or 860,250 additional warrants. The shares of common stock will be immediately separable from the warrants and will be issued separately. The warrants are exercisable immediately upon issuance, expire five years after the date of issuance and have an exercise price of $1.86 per share.

As of the date of this Report, we have financed operations through a combination of private and public debt and equity financings including net proceeds from the private placements of stock and convertible notes. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements for fiscal 2017. See “Liquidity and Capital Resources.”

We have only begun to generate revenues from the commercialization of our product candidates in the last fiscal year. We recognized approximately $2.1 million in revenue from ProstaScint, Primsol and RedoxSYS sales during fiscal 2016 and $698,000 during the three months ended September 30, 2016. We have incurred accumulated net losses since our inception, and at September 30, 2016, we had an accumulated deficit of $52.3 million. Our net loss was $5.7 million for the three months ended September 30, 2016 and we used $5.3 million in cash from operations during the three months ended September 30, 2016.

Product Update

We continue to execute our business plan and progress forward on the commercialization of our FDA approved products Natesto, ProstaScint, and Primsol and on the development of our MiOXSYS product candidate.

NATESTO

In April 2016, we signed an exclusive licensing agreement with Acerus Pharmaceuticals SRL for U.S. rights to Natesto (testosterone) nasal gel. Natesto is the only FDA-approved nasal formulation of testosterone, and it is an androgen indicated for replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone including primary hypogonadism (congenital or acquired) or hypogonadotropic hypogonadism (congenital or acquired). Natesto has been shown to normalize testosterone in hypogonadal men and does not have a black box warning as other topically applied testosterone products do. By virtue of the fact that Natesto is applied through the nostrils, there is almost no risk of testosterone transference, an issue present with all other topically-applied testosterone products. Acerus Pharmaceuticals previously licensed Natesto to Endo Pharmaceuticals in the U.S. Natesto was approved by the FDA in May 2014, and we commenced U.S. commercialization of Natesto in July 2016 following a transition period from April 22, 2016 through June 20, 2016.

PROSTASCINT

In May 2015, we acquired ProstaScint (capromab pendetide) from Jazz Pharmaceuticals. ProstaScint is the only commercially available diagnostic imaging agent approved by the U.S. Food and Drug Administration (“FDA”) that specifically targets Prostate Specific Membrane Antigen (PSMA). This imaging agent assists in the identification of prostate cells to determine the cells’ location as confirmation that theyare either contained within the prostate gland or that they have spread to tissue outside of the prostate gland. ProstaScint consists of a novel murine monoclonal antibody that, when conjugated to a linker-chelator and radiolabeled, binds distinctly to PSMA. PSMA is a glycoprotein expressed by prostate epithelium, which is up regulated in prostate cancer. ProstaScint was approved by the FDA in October 1996 and was initially commercialized by Cytogen which was acquired by EUSA Pharma. Jazz Pharmaceuticals acquired EUSA Pharma and its product portfolio including ProstaScint in 2012.

PRIMSOL

In October 2015 we acquired Primsol (trimethoprim hydrochloride) from FSC Laboratories, Inc. Primsol is the only FDA-approved trimethoprim-only oral solution and is a standard therapy for urinary tract infections. Primsol is a sulfa-free, pleasant tasting liquid that is appropriate for patients that are sulfa allergic and individuals that have difficulty swallowing pills. Trimethoprim alone has been shown to be effective against common strains of urinary tract pathogens including Escherichia coli, Enterobacter species, Klebsiella pneumoniae, Proteus mirabilis, and Staphylococcus saprophyticus. Primsol was approved by the FDA in 2000 and was originally marketed by Ascent Pediatrics. FSC Laboratories acquired Primsol from Taro Pharmaceutical.

MIOXSYS

MiOXSYS is our CE Marked clinical diagnostic device used in the assessment of male infertility. MiOXSYS is a small, portable device that is used in conjunction with semen analysis tests (sperm motility, concentration, and morphology) and measures oxidative stress in seminal plasma. MiOXSYS employs the measurement of oxidation-reduction potential (ORP) to detect overall oxidative stress levels. Oxidative stress has repeatedly been shown to be a major causal factor in idiopathic male infertility, which accounts for a significant portion of male infertility cases. Semen analysis studies are routinely conducted to assess causes of infertility, so we expect clinicians and oxidative stress researchers to readily integrate MiOXSYS into routine adjunct use. We anticipate initiating U.S. studies in order to gain FDA clearance as a 510k de novo medical device.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our Form 10-K, filed with the SEC on September 1, 2016.

Information regarding our accounting policies and estimates can be found in the Notes to the Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of September 30, 2016) is combined in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – September 30, 2016 Compared to September 30, 2015

Results of operations for the three months ended September 30, 2016 and the three months ended September 30, 2015 reflected losses of approximately $5.7 million and $2.3 million, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation, amortization and accretion, compensation through issuance of stock, warrant derivative expense, unrealized gain on investment, issuance of warrants to initial investors, and amortization of prepaid research and development – related party offset by the unrealized gain on investment in the amount of $2.4 million for the three months ended September 30, 2016 and $228,000 for the three months ended September 30, 2015. The non-cash charges increased in the three months ended 2016 primarily due to the increase in stock-compensation expense, the amortization of intangible assets, derivative expense, compensation through issuance of common stock and issuance of warrants.

Revenue

Product and service revenue

We recognized $698,000 and $466,000 for the three months ended September 30, 2016 and 2015, respectively, related to the sale of our products Natesto, ProstaScint, and Primsol, as well as the MiOXSYS System due to our acquisitions and expended marketing of our products.

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

	Three Months Ended September 30,
	2016	2015

Gross product and service revenue	$925,000	$471,000
Provisions to reduce gross product sales to net product and service sales	(227,000)	(5,000)
Net product and service revenue	$698,000	$466,000

Percentage of provisions to gross sales	24.5%	1.1%

License revenue

The license revenue of $0 and $21,000 recognized in the three months ended September 30, 2016 and 2015, respectively, represents the amortization of the upfront payments received from the Company’s license agreements. In 2012, we received a payment of $500,000 under our out-license agreement for Zertane with a Korean pharmaceutical company. This payment was deferred and was being recognized over 10 years. In 2014, we received a payment of $250,000 under our out-license agreement for Zertane with a Canadian-based supplier. This payment was deferred and was being recognized over seven years. At June 30, 2016, Aytu determined that the Zertane asset has no value as Aytu does not have the resources to complete the necessary clinical trials and bring it to market before the patents expire. Therefore, the remaining unamortized deferred revenue of $426,000 which was outstanding as of the date it was determined not to proceed with the clinical trials was recognized as of June 30, 2016.

Expenses

Cost of Sales

The cost of sales of $192,000 and $37,000 recognized for the three months ended September 30, 2016 and 2015, respectively, are related to the Natesto, ProstaScint and Primsol products and the MiOXSYS Systems. We expect to see cost of sales continue to increase in fiscal 2017 as we expect our sales to continue to grow.

Research and Development

Research and development costs consist of clinical trials and sponsored research, manufacturing transfer expense, labor, stock-based compensation, sponsored research – related party and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended September 30,
	2016	2015

Manufacturing tech transfer	$75,000	$-
Clinical trials and sponsored research	156,000	727,000
Labor	-	115,000
Stock-based compensation	-	5,000
Sponsored research - related party	48,000	48,000
Consultants and other	1,000	9,000
	$280,000	$904,000

Comparison of Three Months Ended September 30, 2016 and 2015

Research and development expenses decreased $624,000, or 69.0%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This was due primarily to switching our focus towards our commercial products and eliminating expenses related to Zertane. We anticipate additional research and development expense during fiscal 2017 as we expect we will be completing a clinical trial for the MiOXSYS System as well as completing the manufacturing tech transfer for our ProstaScint product.

Selling, General and Administrative

General and administrative expenses consist of labor costs including personnel costs for employees in executive, commercial,business development and operational functions; stock-based compensation; patents and intellectual property; professional fees including legal, auditing, accounting, investor relations, shareholder expense and printing and filing of SEC reports; occupancy, travel and other including rent, governmental and regulatory compliance, insurance, and professional subscriptions; directors fees; and management fee – related party. These costs are summarized as follows:

	Three Months Ended September 30,
	2016	2015

Labor	$2,255,000	$818,000
Stock-based compensation	1,119,000	63,000
Patent costs	26,000	98,000
Professional fees	262,000	384,000
Occupancy, travel and other	2,003,000	200,000
Directors Fees	40,000	-
Management fee - related party	51,000	89,000
	$5,756,000	$1,652,000

Comparison of Three Months Ended September 30, 2016 and 2015

General and administrative costs increased $4.1 million, or 248.4%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The increase in labor costs, stock-based compensation, and occupancy, travel and other primarily relates to increased costs related to the increase in professional staffing due to our commercialization efforts for our Natesto, ProstaScint and Primsol products. We expect general and administrative expenses to increase in fiscal 2017 due to the expected overall growth of our company.

Amortization of Intangible Assets

Amortization of intangible assets was $437,000 and $57,000 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, respectively. This expense increased due to the acquisition of the Natesto, ProstaScint and Primsol businesses in late fiscal 2015 and fiscal 2016, respectively, and the corresponding amortization of their finite-lived intangible assets. As we continue to license and purchase additional assets as part of our business strategy we would expect this non-cash expense to continue to grow.

Net Cash Used in Operating Activities

During the three months ended September 30, 2016, our operating activities used $5.3 million in cash which was slightly less than the net loss of $5.7 million, primarily as a result of the non-cash depreciation, amortization and accretion and stock-based compensation offset by the unrealized gain on investment, accounts payable and accrued liabilities, and accrued compensation.

During the three months ended September 30, 2015, our operating activities used $2.2 million in cash which was slightly less than the net loss of $2.3 million, primarily as a result of the non-cash depreciation, amortization and accretion and the increase in accrued compensation offset by inventory and accounts payable.

Net Cash Used in Investing Activities

During the three months ended September 30, 2016, we used cash in investing activities of $505,000, $5,000 of which was used to purchase fixed assets and $500,000 of which was paid as the second installment towards the Primsol asset.

During the three months ended September 30, 2015, cash of $4,000 was used to purchase fixed assets.

Net Cash from Financing Activities

Net cash provided by financing activities in the three months ended September 30, 2016 of $607,000 was primarily related to the common stock issuance of $631,000 offset by the issuance costs of $24,000 to Lincoln Park.

Net cash provided by financing activities in the three months ended September 30, 2015 of $4.9 million was primarily related to the convertible promissory notes which reflects gross proceeds of $5.2 million offset by the cash portion of the debt issuance costs related to the Notes of $298,000.

Liquidity and Capital Resources

We are a relatively young company and we have not yet generated substantial revenue as our primary activities are focused on commercializing our approved products, acquiring products and developing our product candidates, and raising capital. As of September 30, 2016, we had cash and cash equivalents totaling $2.7 million available to fund our operations offset by an aggregate of $8.2 million in accounts payable and accrued liabilities and the Natesto payables. In October 2016, we spent $2.0 million for the second installment payment of our Natesto licensing agreement. We have a remaining commitment of $4.0 million during fiscal year 2017. In October 2016, we completed a registered public offering of common stock and warrants for $7.7 million in proceeds, net of expenses. Based upon our resources at September 30, 2016 as well as the additional funding we received in October and our ability to sell additional capital to Lincoln Park and funds we will receive if we sell the investment in Acerus, we believe we have adequate capital to continue operations through fiscal 2017. We will evaluate the capital markets from time to time to determine when to raise additional capital in the form of equity, convertible debt or other financing instruments, depending on market conditions relative to our need for funds at such time. We will seek to raise additional capital at such time as we conclude that such capital is available on terms that we consider to be in the best interests of our Company and our stockholders.

We have prepared a budget for fiscal 2017 which reflects cash requirements from operations of approximately $3.0 million per quarter with the cash burn being higher in the first half of the year as compared to the second half due to our projected increase in revenues during the second half of the fiscal year. Depending on the availability of capital, we may expend additional funds for the purchase of assets and commercialization of products. Accordingly, it may be necessary to raise additional capital and/or enter into licensing or collaboration agreements. At this time, we expect to satisfy our future cash needs through private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, including recently, volatility in the financial markets has adversely affected the market capitalizations of many bioscience companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

If we cannot raise adequate additional capital in the future when we require it, we could be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts or our research and development programs. We also may be required to relinquish greater or all rights to product candidates at less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or furnish under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and are operating in an effective manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings.

We are currently not a party to any material pending legal proceedings, whether routine or non-routine.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

There is not now and may not be an active liquid trading market for our publicly traded warrants.

There is no established public trading market for our publicly traded warrants issued in May and October 2016 and that trade on the OTCQX. There is no assurance that an active trading market will develop or if one develops that it will be maintained. Although we plan to apply to apply to have the warrants listed on the NYSE MKT, there is no assurance any application will be approved, or even if it is approved, that an active trading market will develop or if one develops that it will be maintained. Without an active market, the liquidity of the warrants will remain limited.

In the event we are unable to maintain an effective registration statement with respect to all of the shares issuable pursuant to the Purchase Agreement with Lincoln Park Capital Fund, LLC, we may not be able to access the full amount available under the Purchase Agreement.

The registration statement we have filed with the SEC for the resale of shares issuable pursuant to the Purchase Agreement with Lincoln Park Capital Fund, LLC, does not register all of the shares issuable pursuant to the Purchase Agreement with Lincoln Park. In order to access the Purchase Agreement beyond the shares offered thereunder, we must have an effective registration statement on file for any amount of shares in excess of the 1,155,136 shares registered and offered thereby. For us to issue additional shares pursuant to the Purchase Agreement, we will have to file one or more registration statements for those additional shares. However, we cannot assure you that we will be able to do so, or that the SEC will declare effective any registration statement that we may file. If we do not file and maintain an effective registration statement for the resale of additional shares issuable pursuant to the Purchase Agreement, we will be unable to access any additional funds that may be available under the Purchase Agreement. If we were unable to access a portion or the full remaining amount available to us under the Purchase Agreement, in the absence of any other financing sources, it would have a material adverse impact on our operations.

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

101

XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Stockholders’ Equity (Deficit), (iv) the Statement of Cash Flows, and (v) the Notes to the Financial Statements.

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
Date: November 7, 2016

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
Date: November 7, 2016