Form 10-Q
period 2016-12-31
AYTU BIOSCIENCE, INC
filed 2017-02-09
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2016

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

As of February 1, 2017, there were 10,845,566 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AYTU BIOSCIENCE, INC.

FOR THE QUARTER ENDED DECEMBER 31, 2016

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Balance Sheets as of December 31, 2016 (unaudited) and June 30, 2016 (unaudited)	4
	Statements of Operations for the three and six months ended December 31, 2016 (unaudited) and the three and six months ended December 31, 2015 (unaudited)	5
	Statement of Stockholders’ Equity (unaudited)	6
	Statements of Cash Flows for the six months ended December 31, 2016 (unaudited) and the six months ended December 31, 2015 (unaudited)	7
	Notes to Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

	PART II—OTHER INFORMATION

Item 1.	Legal Proceeding	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
SIGNATURES		31

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: the planned expanded commercialization of our products and the potential future commercialization of our product candidates, our anticipated future cash position; the assimilation into our operations of acquired assets and entities; our plan to acquire additional assets; the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials; the anticipated designs of our future clinical trials; anticipated future regulatory submissions and events; and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AYTU BIOSCIENCE, INC.

Balance Sheets

(unaudited)

	December 31,	June 30,
	2016	2016

Assets
Current assets
Cash and cash equivalents	$5,230,394	$8,054,190
Restricted cash	75,062	-
Accounts receivable, net	582,393	162,427
Inventory, net	438,966	524,707
Prepaid expenses and other	436,573	215,558
Prepaid research and development - related party (Note 10)	121,983	121,983
Investment in Acerus	1,272,298	1,041,362
Total current assets	8,157,669	10,120,227

Fixed assets, net	292,169	231,430
Developed technology, net	1,076,903	1,159,736
Customer contracts, net	1,249,875	1,353,375
Trade names, net	178,806	194,472
Natesto asset, net	9,890,435	10,549,797
Goodwill	221,000	221,000
Patents, net	283,944	296,611
Long-term portion of prepaid research and development - related party (Note 10)	152,479	213,471
Deposits	2,888	2,888
Total long-term assets	13,348,499	14,222,780

Total assets	$21,506,168	$24,343,007

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$2,445,849	$3,519,711
Natesto payable	4,000,000	5,379,675
Accrued compensation	519,498	1,200,930
Deferred rent	6,187	4,109
Total current liabilities	6,971,534	10,104,425

Contingent consideration	4,003,229	3,869,122
Deferred rent	4,787	8,215
Warrant derivative liability	79,844	275,992
Total liabilities	11,059,394	14,257,754

Commitments and contingencies (Note 6)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 10,845,566 (unaudited) and 3,741,944, respectively as of
December 31, 2016 and June 30, 2016	1,085	374
Additional paid-in capital	67,548,690	56,646,304
Accumulated deficit	(57,103,001)	(46,561,425)
Total stockholders' equity	10,446,774	10,085,253

Total liabilities and stockholders' equity	$21,506,168	$24,343,007

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Product and service revenue	$794,172	$447,786	$1,492,152	$913,742
License revenue	-	21,428	-	42,857
Total revenue	794,172	469,214	1,492,152	956,599

Operating expenses
Cost of sales	551,293	244,100	743,217	281,425
Research and development	263,457	1,308,460	495,479	2,164,334
Research and development - related party (Note 10)	47,998	47,998	95,996	95,996
Sales, general and administrative	3,642,332	1,687,724	9,347,082	3,250,903
Sales, general and administrative - related party (Note 10)	50,772	86,443	101,544	175,068
Amortization of finite-lived intangible assets	437,014	108,489	874,029	165,936
Total operating expenses	4,992,866	3,483,214	11,657,347	6,133,662

Loss from operations	(4,198,694)	(3,014,000)	(10,165,195)	(5,177,063)

Other (expense) income
Interest (expense)	(388,085)	(240,214)	(803,465)	(353,467)
Derivative income (expense)	266,757	(78,166)	196,148	(78,038)
Unrealized (loss) gain on investment	(497,164)	-	230,936	-
Total other (expense) income	(618,492)	(318,380)	(376,381)	(431,505)

Net loss	$(4,817,186)	$(3,332,380)	$(10,541,576)	$(5,608,568)

Weighted average number of Aytu common shares outstanding	7,850,790	1,188,308	5,910,910	1,188,308

Basic and diluted Aytu net loss per common share	$(0.61)	$(2.80)	$(1.78)	$(4.72)

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - June 30, 2016	3,741,944	$374	$56,646,304	$(46,561,425)	$10,085,253

Lincoln Park Capital stock issuance, net of $24,247 in issuance costs (unaudited)	226,190	23	607,211	-	607,234
Issuance of restricted stock (unaudited)	1,000,000	100	156,714	-	156,814
Common stock issued to executives (unaudited)	142,457	14	509,982	-	509,996
Issuance of warrants to initial investors (unaudited)	-	-	596,434	-	596,434
Issuance of common stock, net of $997,865 in cash issuance costs (unaudited)	5,734,975	574	3,671,007		3,671,581
Warrants issued in connection with equity financing (unaudited)	-	-	3,470,646	-	3,470,646
Warrants issued in connection with equity financing to the placement agents for the over-allotment option (unaudited)	-	-	172,629	-	172,629
Warrants issued in connection with equity financing to the placement agents, non-cash issuance costs (unaudited)	-	-	292,630	-	292,630
Stock-based compensation (unaudited)	-	-	1,425,133	-	1,425,133
Net loss (unaudited)	-	-	-	(10,541,576)	(10,541,576)

Balance - December 31, 2016 (unaudited)	10,845,566	$1,085	$67,548,690	$(57,103,001)	$10,446,774

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2016	2015

Cash flows from operating activities
Net loss	$(10,541,576)	$(5,608,568)
Stock-based compensation expense	1,425,133	250,887
Depreciation, amortization and accretion	1,722,965	242,427
Issuance of restricted stocks	156,814	-
Amortization of debt issuance costs	-	147,805
Derivative (income) expense	(196,148)	78,038
Amortization of prepaid research and development - related party (Note 10)	60,992	60,991
Common stock issued to executives	509,996	-
Issuance of warrants to initial investors	596,434	-
Unrealized (gain) on investment	(230,936)	-
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in accounts receivable	(419,966)	(131,408)
Decrease (increase) in inventory	85,741	(613,673)
(Increase) in prepaid expenses and other	(221,015)	(370,656)
(Decrease) in accounts payable and accrued liabilities	(434,231)	(126,781)
Increase in related party payable	-	38,451
(Decrease) increase in accrued compensation	(681,432)	296,081
Increase in interest payable	-	161,988
(Decrease) increase in deferred rent	(1,350)	10,245
(Decrease) in deferred revenue	-	(42,857)
Net cash used in operating activities	(8,168,579)	(5,607,030)

Cash flows used in investing activities
Deposits	-	1,998
Purchases of fixed assets	(44,876)	(125,161)
Installment payment for Natesto asset	(2,000,000)	-
Installment payments for Primsol asset	(750,000)	(540,000)
Net cash used in investing activities	(2,794,876)	(663,163)

Cash flows from financing activities
Ampio stock subscription payment	-	5,000,000
Proceeds from convertible promissory notes, net	-	5,175,000
Debt issuance costs (Note 7)	-	(298,322)
Issuance of common stock to Lincoln Park Capital	631,481	-
Costs related to sale of common stock	(24,247)	-
Registered offering of common stock and warrants	8,602,500	-
Registered offering costs	(997,865)	-
Over-allotment warrants purchased by placement agents	2,852
Net cash provided by financing activities	8,214,721	9,876,678

Net change in cash, cash equivalents and restricted cash	(2,748,734)	3,606,485
Cash, cash equivalents and restricted cash at beginning of period	8,054,190	7,353,061
Cash, cash equivalents and restricted cash at end of period	$5,305,456	$10,959,546

Non-cash transactions:

Warrant derivative liability related to the issuance of the convertible promissory notes	$-	$102,931
Primsol business purchase included in primsol payable, $1,250,000 less future accretion of $173,000	$-	$1,077,000
Fixed asset purchases included in accounts payable	$61,241	$7,708
Warrants issued in connection with the equity financing to the placement agents	$292,630	$-

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Notes to Financial Statements

(unaudited)

Note 1 - Business, Basis of Presentation and Business Combinations

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

Basis of Presentation

These unaudited financial statements represent the financial statements of Aytu. These unaudited financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2016, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet, the results of operations and cash flows for the interim periods presented. The results of operations for the period ended December 31, 2016 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended December 31, 2016 is unaudited.

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

Included in the intangible assets is developed technology of $790,000, customer contracts of $720,000 and trade names of $80,000, each of which will be amortized over a ten-year period. The amortization expense was $40,000 for each of the three months ended December 31, 2016 and 2015, respectively. The amortization expense was $80,000 for each of the six months ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, the contingent consideration had increased to $730,000 due to accretion.

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

Included in tangible assets is $102,000 of inventory and $80,000 of work-in-process inventory. Included in the intangible assets is developed technology of $520,000, customer contracts of $810,000 and trade names of $140,000, each of which will be amortized over a six-year period. The amortization expense was $61,000 and $51,000 for the three months ended December 31, 2016 and 2015, respectively. The amortization expense was $122,000 and $51,000 for the six months ended December 31, 2016 and 2015, respectively.

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

Aytu paid Acerus an upfront fee of $2.0 million upon execution of the agreement. In October 2016 we paid an additional $2,000,000 (the “Second Upfront”). In January 2017, Aytu paid the final upfront payment of $4.0 million (the “Third Upfront”). Aytu also purchased, on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2,534,800 (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. These shares are a held for sale trading security and are valued at fair market value. Aytu could not dispose of these shares until after August 29, 2016 and still held these shares as of December 31, 2016.

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

The fair value of the net identifiable asset acquired totaled $10.5 million which will be amortized over eight years. The amortization expense for the three months ended December 31, 2016 was $330,000. The amortization expense for the six months ended December 31, 2016 was $659,000.

As of December 31, 2016, the accretion expense was $620,000, making the accrued payable adjusted for the present value $4.0 million.

The contingent consideration was valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016.The contingent consideration accretion expense for the three and six months ended December 31, 2016 was $58,000 and $104,000, respectively, resulting in the contingent consideration value of $3.3 million.

Adoption of Newly Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, "Statement of Cash Flows: Restricted Cash".  The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 is effective for the fiscal year commencing after December 15, 2017. As of the quarter ended December 31, 2016, the Company has early adopted this pronouncement, the impact of which was very minimal as the Company just recently set aside restricted cash, which is now shown on the statements of cash flows within cash and cash equivalents.

In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. During the quarter ended September 30, 2016, the Company early adopted this standard. The primary cash flow categorization that will impact the Company will be contingent consideration payments, however, no such payments have been made to date.

Recently Issued Accounting Pronouncements, Not Adopted as of December 31, 2016

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendment clarifies the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This determination is important given the diverging accounting models used for each type of transaction. The guidance is generally expected to result in fewer transactions qualifying as business combinations. The amendment is effective prospectively for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company does not expect an immediate impact from this codification however, if Aytu seeks to purchase additional assets in the future it could have an impact if that purchase is accounted for as a business combination or an asset purchase.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.”  ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value.  Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory.  ASU 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016.  ASU 2015-11 is required to be applied prospectively and early adoption is permitted.  The adoption of ASU 2015-11, when required, is not expected to have a material impact on the Company’s financial statements.

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

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated	As of December 31,	As of June 30,
	Useful Lives in years	2016	2016

Office equipment and furniture	3 - 5	$240,000	$201,000
Leasehold improvements	3	112,000	45,000
Lab equipment	3 - 5	90,000	90,000
Manufacturing equipment	5	7,000	7,000
Less accumulated depreciation and amortization		(157,000)	(112,000)
Fixed assets, net		$292,000	$231,000

The depreciation expense was $26,000 and $12,000 for the three months ended December 31, 2016 and 2015, respectively. The depreciation expense was $45,000 and $19,000 for the six months ended December 31, 2016 and 2015, respectively.

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

The cost of the ORP related patents was $380,000 when they were acquired and are being amortized over the remaining U.S. patent life since Aytu’s acquisition of approximately 15 years. Patents consist of the following:

	As of December 31,	As of June 30,
	2016	2016

Patents	$880,000	$880,000
Less accumulated amortization	(596,000)	(583,000)
Patents, net	$284,000	$297,000

The amortization expense was $6,000 and $18,000 for the three months ended December 31, 2016 and 2015, respectively. The amortization expense was $13,000 and $36,000 for the six months ended December 31, 2016 and 2015, respectively.

Note 4 – Revenue Recognition

The $794,000 and $448,000 product and service revenue recognized during the three months ended December 31, 2016 and 2015, respectively, and the $1,492,000 and $914,000 product and service revenue recognized during the six months ended December 31, 2016 and 2015, respectively, represents sales of the Company’s Natesto, ProstaScint, and Primsol products and the MiOXSYS Systems.

The license revenue of $0 and $21,000 recognized in the three months ended December 31, 2016 and 2015, respectively, and the license revenue of $0 and $43,000 recognized in the six months ended December 31, 2016 and 2015, respectively represent the amortization of the upfront payments received from the Company’s Zertane licensing agreements. The initial payment of $500,000 from the license agreement for Zertane with a Korean pharmaceutical company was deferred and was being recognized over ten years. The initial payment of $250,000 from the license agreement for Zertane with a Canadian-based supplier was deferred and was being recognized over seven years.

At the end of fiscal 2016, Aytu determined that the Zertane asset had no value as Aytu did not have the resources to complete the necessary clinical trials and bring it to market before the patents expire. The remaining deferred revenue of $426,000 was recognized as of June 30, 2016.

Note 5 – Fair Value Considerations

Aytu’s financial instruments include cash, cash equivalents and restricted cash, accounts receivable, investments, accounts payable and accrued liabilities, and warrant derivative liability. The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

Level 1:	Inputs that reflect unadjusted quoted prices in active markets that are accessible to Aytu for identical assets or liabilities;

Level 2:	Inputs that include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

Level 3:	Unobservable inputs that are supported by little or no market activity.

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

The following table presents Aytu’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2016, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2016
ASSETS
Investment in Acerus	$1,272,000	$-	$-	$1,272,000

LIABILITIES
Warrant derivative liability	$-	$-	$80,000	$80,000
Contingent consideration	$-	$-	$4,003,000	$4,003,000

June 30, 2016
ASSETS
Investment in Acerus	$1,041,000	$-	$-	$1,041,000

LIABILITIES
Warrant derivative liability	$-	$-	$276,000	$276,000
Contingent consideration	$-	$-	$3,869,000	$3,869,000

The estimated fair value of the Company’s investment in Acerus, which is classified as Level 1 (quoted price is available), was $1,272,000 as of December 31, 2016. The estimated fair value of the Company’s marketable securities is determined using the quoted price in the active market based on the closing price as of the balance sheet date.

			Unrealized
As of December 31, 2016	Maturity in Years	Value at June 30, 2016	Gains	Losses	Fair Value
Investment in Acerus	Less than 1 year	$1,041,000	$231,000	$	$1,272,000

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and therefore classified as Level 3. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of December 31, 2016 and at issuance:

	December 31, 2016	At Issuance
Warrants:
Volatility	186.7%	75.0%
Equivalent term (years)	4.34	5.00
Risk-free interest rate	1.33%	1.32%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of June 30, 2016	$276,000
Warrant issuances	-
Change in fair value included in earnings	(196,000)
Balance as of December 31, 2016	$80,000

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table for the designated fiscal years ending June 30, as of December 31, 2016:

		Remaining
	Total	2017	2018	2019	2020	2021	Thereafter
Prescription database	$1,736,000	$565,000	$598,000	$573,000	$-	$-	$-
Natesto	6,500,000	4,000,000	-	-	2,500,000	-	-
Manufacturing/commercial supply agreements	-	-	-	-	-	-	-
Service agreement	72,000	72,000	-	-	-	-	-
Office lease	247,000	72,000	145,000	30,000	-	-	-
Sponsored research agreement with related party	41,000	41,000	-	-	-	-	-
	$8,596,000	$4,750,000	$743,000	$603,000	$2,500,000	$-	$-

Prescription Database

In May 2016, Aytu entered into an agreement with a company that will provide Aytu with prescription database information, whereby Aytu agreed to pay approximately $1.9 million over three years for access to the database of prescriptions written for Natesto. The payments have been broken down into quarterly payments, the first of which was made in November 2016 and the second payment was made in January 2017.

Natesto

In April 2016, the Company entered into an agreement with Acerus whereby Aytu agreed to pay $8.0 million for the exclusive U.S. rights to Natesto (see Note 1). The first payment totaling $2.0 million was paid in April, the second installment payment was paid in October 2016. The final payment totaling $4.0 million was paid in January of 2017. Additionally, Aytu is required to make the first milestone payment of $2.5 million even if the milestone is not reached.

Manufacturing/Commercial Supply Agreements

In October 2015, Aytu entered into a Master Services Agreement with Biovest International, Inc. (“Biovest”). The agreement provides that Aytu may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders. Aytu expects to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of its products for the ProstaScint product. In September 2016, Aytu entered into a Commercial Supply Agreement with Grand River Aseptic Manufacturing, Inc. (“GRAM”). The agreement provides that Aytu may engage GRAM from time to time to provide services in accordance with mutually agreed upon work orders. As of December 31, 2016, both contracts were placed on hold as the Company evaluates its strategic options for the ProstaScint product. If the contracts are not restarted, Aytu does not anticipate any future liability related to either contract.

Service Agreement

In July 2015, Aytu entered into an agreement with Ampio, whereby Aytu agreed to pay Ampio a set amount per month for shared overhead, which includes costs related to the shared corporate staff and other miscellaneous overhead expenses. This agreement was amended in November 2015, April 2016, July 2016, and again in January 2017 resulting in an amount of $12,000 per month. This agreement will be in effect until it is terminated in writing by both parties.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Rent expense	$35,000	$34,000	$70,000	$51,000

Sponsored Research Agreement with Related Party

In June 2013, Luoxis entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. David Bar-Or. The agreement, which was amended in January 2015, provides for Luoxis (now Aytu) to pay $6,000 per month to TRLLC in consideration for services related to research and development of the Oxidation Reduction Potential platform. In March 2014, Luoxis also agreed to pay a sum of $615,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet; as of September 2014, this amount had been paid in full. This agreement is set to expire in March 2019 but can be terminated earlier but not until after March 2017.

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

Note 8 – Common Stock

Capital Stock

At December 31, 2016 and June 30, 2016, Aytu had 10,845,566 and 3,741,944 common shares outstanding, respectively, and no preferred shares outstanding at either December 31, 2016 or June 30, 2016. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

In May 2016, we raised gross proceeds of approximately $7.5 million through a public offering of 1,562,500 Units. Offering costs totaled $1.2 million resulting in net proceeds of $6.3 million. Each Unit consisted of one share of Aytu common stock and a warrant to purchase one share of Aytu common stock. The common stock issued had a relative fair value of $4.2 million. The warrants have an exercise price of $6.00 per share and will expire five years from the date of issuance. These warrants have a relative fair value of $2.1 million. We also granted the underwriters a 45-day option (the Over-Allotment Option) to purchase up an additional 234,375 shares of common stock and/or warrants. The underwriters exercised 170,822 of this over-allotment option for the warrants and paid $0.12 per over-allotment warrant resulting in proceeds of $20,000. These warrants have the same terms as the warrants sold in the registered offering.

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

In July 2016, we issued 1,000,000 shares of restricted stock as compensation to certain executive officers and directors, which vest on July 7, 2026. This expense is included in sales, general and administrative. For the three and six months ended December 31, 2016, the expense was $75,000 and $157,000, respectively.

In August 2016, we issued an aggregate of 142,457 shares of common stock as bonuses for performance in 2016 to three executive officers.

In November 2016, we raised gross proceeds of approximately $8.6 million through a public offering of 5,735,000 Units. Offering costs totaled $998,000 resulting in net cash proceeds of $7.6 million. We also issued underwriter warrants in connection with the offering with a fair value of $293,000, resulting in net proceeds of $7.3 million. Each Unit consisted of one share of Aytu common stock and a warrant to purchase one share of Aytu common stock. The common stock issued had a relative fair value of $3.7 million and a fair value of $4.4 million. The investor warrants have an exercise price of $1.86 per share and will expire five years from the date of issuance. These investor warrants have a relative fair value of $3.5 million and a fair value of $4.2 million. We also granted the underwriters a 45-day option (the Over-Allotment Option) to purchase up an additional 860,250 shares of common stock and/or warrants. The underwriters purchased 285,245 of this Over-Allotment Option for the warrants and paid $0.01 per over-allotment warrant. These warrants have the same terms as the warrants sold in the registered offering. These warrants have a relative fair value of $173,000, a fair value of $208,000, and proceeds of $3,000, which was the purchase price per the underwriting agreement.

Note 9 – Equity Instruments

Stock Option Repricing

In July 2016, our Board of Directors approved a common stock option repricing program whereby previously granted and unexercised options held by our then current employees, consultants and directors with exercise prices above $6.00 per share were repriced on a one-for-one basis to $3.23 per share which represented the per share fair value of our common stock as of the date of the repricing. There was no other modification to the vesting schedule of the previously issued options. As a result, 316,051 unexercised options originally granted to purchase common stock at prices ranging from $6.72 to $18.12 per share were repriced under this program.

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

Options

On June 1, 2015, Aytu’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 2,000,000 shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.

Pursuant to the 2015 Stock Plan, 2,000,000 shares of its common stock, are reserved for issuance. The fair value of options granted was calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The assumptions used for the six months ended December 31, 2016 are as follows:

Expected volatility	182% - 185%
Risk free interest rate	0.97% - 1.14%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2016	322,302	$18.01	9.33
Granted	441,999	$3.23
Exercised	-	$-
Forfeited/Cancelled	(17,646)	$4.99
Outstanding December 31, 2016	746,655	$3.52	9.21
Exercisable at December 31, 2016	323,755	$3.40	9.10
Available for grant at December 31, 2016	1,253,345

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the three and six months ended December 31, 2016 and three and six months ended December 31, 2015:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Research and development expenses
Stock options	$-	$20,000	$-	$25,000
Selling, general and administrative expenses
Stock options	381,000	$163,000	1,425,000	226,000
	$381,000	$183,000	$1,425,000	$251,000

Unrecognized expense at December 31, 2016	$1,435,000

Weighted average remaining years to vest	2.26

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2016	2,201,627	$6.19	4.71

Issuance of settlement warrants to initial investors	88,032	$4.00
Warrants issued to investors in connection with the registered offering	6,020,245	$1.86
Warrants issued to placement agents for the registered offering	401,450	$1.86

Outstanding December 31, 2016	8,711,354	$2.98	4.51

Included in the warrant balance at June 30, 2016 are warrants to purchase common stock of 109,375 issued to the underwriters of our May registered offering. These warrants are currently accounted for under liability accounting and are fair valued at each reporting period (see Note 5). At December 31, 2016, these warrants had a fair value of $80,000.

During the six months ended December 31, 2016, Aytu issued warrants to purchase 88,032 shares of common stock to initial investors of the Company at an exercise price of $4.00 and a term of five years from July 2016. These warrants generated a non-cash expense of $7,000 and $596,000 for the three and six month periods ended December 31, 2016, respectively, which is included in sales, general and administrative expense. These warrants are accounted for under equity treatment.

In connection with our November 2016 public offering, we issued warrants to purchase an aggregate of 401,450 shares of common stock at an exercise price of $1.86 and a term of five years to the underwriters of the public offering. These warrants are accounted for under equity treatment.

Also in connection with our November 2016 public offering, we issued to investors warrants to purchase an aggregate of 6,020,245 shares of common stock, which includes the over-allotment warrants, at an exercise price of $1.86 with a term of five years. These warrants are accounted for under equity treatment (see Note 9).

The warrants issued in connection with our November registered offering are all registered and tradable on the OTCQX under the ticker symbol “AYTUZ”.

All warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the selling price of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. During the three months ended December 31, 2016, Aytu sold 5,735,000 units (each unit consisting of one share of common stock and one warrant with an exercise price of $1.86) which was sold at $1.50 per unit. The $1.50 was used as the selling price underlying the units to calculate the value attributable to the common stock and warrants. This resulted in a fair value of $0.77 for the common stock and $0.73 for the warrant. We used the value of $0.73 per in the valuation of all warrants issued in the December 31, 2016 quarter.

Significant assumptions in valuing the warrants issued during the December 31, 2016 quarter were as follows:

Expected volatility	186.7% - 229.8%
Risk free interest rate	1.02% - 1.33%
Contractual term (years)	4.68 - 5.0
Dividend yield	0%

Note 10 – Related Party Transactions

Executive/Director Stock Purchases

When Aytu completed the November registered offering, our executive officers Joshua Disbrow, Jarrett Disbrow and Gregory Gould and our director, Gary Cantrell, participated in this offering, purchasing 166,666, 166,666, 66,666 and 33,333 units respectively.

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

Note 11 – Subsequent Events

On January 27, 2017, the Company commenced a tender offer to the beneficial holders of certain series of warrants, offering them the opportunity to exercise such warrants at a temporarily reduced cash exercise price of $0.75 per share of common stock. The tender offer is being made pursuant to the Offer to Amend and Exercise Warrants to Purchase Common Stock, as filed with the Securities and Exchange Commission on January 27, 2017, which has been mailed to the beneficial holders of the applicable series of warrants. The warrants subject to the tender offer are (i) outstanding warrants to purchase 1,733,322 shares of common stock, issued in the May 2016 public financing, with an exercise price of $6.00 per share, and (ii) outstanding warrants to purchase 6,020,245 shares of common stock, issued in the November 2016 public financing, with an exercise price of $1.86 per share. In the tender offer, the exercise prices of such warrants will be temporarily reduced to $0.75 per share, for the period from January 27, 2017 through the expiration time of 11:59 P.M. (Eastern Time) on February 27, 2017, subject to extension at the Company’s sole discretion.

In addition, the solicitation agents retained by the Company in the foregoing tender offer collectively own (together with certain affiliates) an aggregate of 510,825 warrants to purchase shares of the Company’s common stock, which warrants were previously issued as underwriters’ compensation in connection with the Company’s public offerings consummated on May 6, 2016 and November 2, 2016. The Company has agreed with the solicitation agents to reduce the exercise price of these underwriters’ warrants, which are currently exercisable at exercise prices of $6.00 and $1.86, to $0.75 for the remaining exercise period of the warrants. These underwriters’ warrants were not included in the tender offer described above.

Subsequent to December 31, 2016, Aytu has sold approximately one third of its investment in Acerus generating nearly $400,000 in net proceeds.

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

In October 2015, we entered into an asset purchase agreement with FSC Laboratories, Inc., or FSC. Pursuant to the agreement, we purchased assets related to FSC’s product known as Primsol (trimethoprim solution), including certain intellectual property and contracts, inventory, work in progress and all marketing and sales assets and materials related solely to Primsol (together, the ‘‘Primsol Business’’), and assumed certain of FSC’s liabilities, including those related to the sale and marketing of Primsol arising after the closing. We paid $500,000 at closing for the Primsol Business and we paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also paid $500,000 in April 2016, $500,000 in July 2016, and $250,000 in November 2016, for a total purchase price of $1,892,000.

In October 2015, we and Biovest International, Inc., or Biovest, (whose contract manufacturing business is now known as Cell Culture Company, or C3) entered into a Master Services Agreement, pursuant to which Biovest is to provide manufacturing services to us for our product ProstaScint. The agreement provides that we may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders for ProstaScint. We expect to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of ProstaScint. The agreement provides customary terms and conditions, including those for performance of services by Biovest in compliance with project addendums, industry standards, regulatory standards and all applicable laws. Biovest will be responsible for obtaining and maintaining all governmental approvals, at our expense, during the term of the agreement. The agreement has a term of four years, provided that either party may terminate the agreement or any project addendum under the agreement on 30 days written notice of a material breach under the agreement. In addition, we may terminate the agreement or any project addendum under the agreement upon 180 days written notice for any reason. This contract is currently on hold as we evaluate our strategic options for the ProstaScint product.

In April 2016, we entered into a license and supply agreement to acquire the exclusive U.S. rights to Natesto nasal gel from Acerus Pharmaceuticals Corporation, or Acerus, which rights we received on July 1, 2016. We paid Acerus an upfront fee of $2.0 million upon execution of the agreement. In October 2016 we paid an additional $2.0 million and in January of 2017, we paid the final upfront payment of $4.0 million. We also purchased on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2,534,800 (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. We are currently analyzing how to monetize this asset to offset short term cash needs. We also agreed to make various payments based upon certain sales milestones up to an aggregate of $37.5 million based on net sales of Natesto. During the term of the agreement, we will purchase all of our Natesto product needs from Acerus at a designated price.

In May 2016, we sold in an underwritten public offering 1,562,500 shares of our common stock, par value $0.0001 per share, and warrants to purchase up to an aggregate 1,562,500 shares of common stock at a combined public offering price of $4.80 per share and related warrant. Each warrant is exercisable for five years from issuance and has an exercise price equal to $6.00. In addition, we granted the underwriters a 45-day option to purchase up to an additional 234,375 shares of common stock and/or 234,375 additional warrants. The underwriters elected a partial purchase of their over-allotment option to purchase 170,822 warrants. The net cash proceeds from the sale of the shares and warrants was approximately $6.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

In September 2016, Aytu entered into a Commercial Supply Agreement with Grand River Aseptic Manufacturing, Inc. (“GRAM”). The agreement provides that Aytu may engage GRAM from time to time to provide services in accordance with mutually agreed upon work orders. Aytu expects to use the agreement from time to time for the filling, labeling, and packaging of its ProstaScint product. As of December 31, 2016, this contract was placed on hold.

On October 27, 2016, we priced an underwritten public offering of 5,735,000 shares of our common stock and warrants to purchase up to an aggregate of 5,735,000 shares of our common stock at a combined public offering price of $1.50 per share and related warrant. The gross proceeds from the offering to Aytu was $8.6 million, before deducting the underwriting discount and estimated offering expenses payable by Aytu, but excluding the exercise of any warrants. The Company also granted the representative of the underwriters a 45-day option to purchase up to an additional 860,250 shares and/or 860,250 additional warrants. The shares of common stock were immediately separable from the warrants and were issued separately. The warrants are exercisable immediately upon issuance, expire five years after the date of issuance and have an exercise price of $1.86 per share. On November 2, 2016, we completed the public offering. In connection with the closing, the underwriters purchased a portion of their 45-day option and purchased an additional 285,245 additional warrants at closing. Our net cash proceeds from the offering, after deducting the placement agent fees and the offering expenses, was $7.6 million.

As of the date of this Report, we have financed operations through a combination of private and public debt and equity financings. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements for the next few months and this is why we began the tender offer in January 2017 for our publicly traded warrants at $0.75. Depending on the success of this tender offer, we believe we will have adequate capital to operate and grow our business during the remainder of fiscal 2017. See “Liquidity and Capital Resources.”

We have only begun to generate revenues from the commercialization of our product candidates in the last fiscal year. We recognized approximately $2.1 million in revenue from ProstaScint, Primsol and RedoxSYS sales during fiscal 2016 and $794,000 and $1.5 million during the three and six months ended December 31, 2016. We have incurred accumulated net losses since our inception, and at December 31, 2016, we had an accumulated deficit of $57.1 million. Our net loss was $4.8 million and $10.5 million, respectively, for the three and six months ended December 31, 2016 and we used $8.2 million in cash from operations during the six months ended December 31, 2016.

Product Update

We continue to execute our business plan and commercialize our FDA approved products Natesto, ProstaScint, and Primsol and initiate the early stage of commercialization of MiOXSYS, our diagnostic device that has now been CE Marked and is available outside the U.S. in countries where the CE Mark is recognized. We continue to progress with our plan of gaining FDA clearance for MiOXSYS upon the completion of the 510k registration process in the United States. We are evaluating our strategic options for the ProstaScint product.

NATESTO

In April 2016, we signed an exclusive licensing agreement with Acerus Pharmaceuticals SRL for U.S. rights to Natesto (testosterone) nasal gel. Natesto is the only FDA-approved nasal formulation of testosterone, and it is an androgen indicated for replacement therapy in males for conditions associated with a deficiency or absence of endogenous testosterone including primary hypogonadism (congenital or acquired) or hypogonadotropic hypogonadism (congenital or acquired). Natesto has been shown to normalize testosterone in hypogonadal men and does not have a black box warning as other topically applied testosterone products do. By virtue of the fact that Natesto is applied through the nostrils, there is no practical risk of testosterone transference, an issue present with all other topically-applied testosterone products in the $2BN U.S. testosterone replacement therapy category. Acerus Pharmaceuticals previously licensed Natesto to Endo Pharmaceuticals in the U.S. Natesto was approved by the FDA in May 2014, and, following a transition period from April 22, 2016 through June 30, 2016,we commenced U.S. commercialization of Natesto in July 2016 through our specialty sales force which promotes Natesto to U.S. urologists and other high prescribers of testosterone replacement therapies.

PROSTASCINT

In May 2015, we acquired ProstaScint (capromab pendetide) from Jazz Pharmaceuticals. ProstaScint is the only commercially available diagnostic imaging agent approved by the U.S. Food and Drug Administration (“FDA”) that specifically targets Prostate Specific Membrane Antigen (PSMA). This imaging agent assists in the identification of prostate cells to determine the cells’ location as confirmation that they are either contained within the prostate gland or that they have spread to tissue outside of the prostate gland. ProstaScint consists of a novel murine monoclonal antibody that, when conjugated to a linker-chelator and radiolabeled, binds distinctly to PSMA. PSMA is a glycoprotein expressed by prostate epithelium, which is upregulated in prostate cancer. ProstaScint was approved by the FDA in October 1996 and was initially commercialized by Cytogen which was acquired by EUSA Pharma. Jazz Pharmaceuticals acquired EUSA Pharma and its product portfolio including ProstaScint in 2012. We are evaluating our strategic options for the ProstaScint product.

PRIMSOL

In October 2015 we acquired Primsol (trimethoprim hydrochloride) from FSC Laboratories, Inc. Primsol is the only FDA-approved trimethoprim-only oral solution and is a standard antimicrobial treatment for urinary tract infections. Primsol is a sulfa-free, pleasant tasting liquid that is appropriate for patients that are sulfa allergic and individuals that have difficulty swallowing pills. Trimethoprim alone has been shown to be effective against common strains of urinary tract pathogens including Escherichia coli, Enterobacter species, Klebsiella pneumoniae, Proteus mirabilis, and Staphylococcus saprophyticus. Primsol was approved by the FDA in 2000 and was originally marketed by Ascent Pediatrics. FSC Laboratories acquired Primsol from Taro Pharmaceutical.

MiOXSYS

MiOXSYS is our internally developed, CE Marked clinical diagnostic device used in the assessment of male infertility. MiOXSYS is a small, portable device that is used in conjunction with semen analysis testing (sperm motility, concentration, and morphology) and measures oxidative stress in seminal plasma. Specifically, MiOXSYS employs the principle and measurement of oxidation-reduction potential (ORP) to detect overall oxidative stress levels in neat semen and seminal plasma. Oxidative stress has repeatedly been shown to be a major causal factor in idiopathic male infertility, which accounts for 20 – 40% of male infertility cases. Semen analysis studies are routinely conducted to assess causes of infertility, so we expect clinicians and oxidative stress researchers to readily integrate MiOXSYS into routine adjunct use when idiopathic male infertility has been implicated. MiOXSYS received CE Marking in early 2017, and we have since initiated the build out of a distribution network in both Europe and Asia. In parallel, we are working with leading andrology, infertility, and urology opinion leaders around the world including the Cleveland Clinic in Cleveland, Ohio, Tulane University in New Orleans, Louisiana, and Hamad Medical Corporation in Doha, Qatar. We anticipate initiating U.S. studies in order to gain FDA clearance as a 510k medical device.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of December 31, 2016) is combined in Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

Results of Operations – December 31, 2016 Compared to December 31, 2015

Results of operations for the three months ended December 31, 2016 and the three months ended December 31, 2015 reflected losses of approximately $4.8 million and $3.3 million, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation, amortization and accretion, compensation through issuance of stock, unrealized loss on investment, issuance of warrants to initial investors, and amortization of prepaid research and development – related party offset by the unrealized gain on investment and warrant derivative income in the amount of $1.6 million for the three months ended December 31, 2016 and $552,000 for the three months ended December 31, 2015, respectively. The non-cash charges increased in the three months ended 2016 primarily due to the increase in stock-compensation expense, the amortization of intangible assets and the unrealized loss on investment.

Results of operations for the six months ended December 31, 2016 and the six months ended December 31, 2015 reflected losses of approximately $10.5 million and $5.6 million, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation, amortization and accretion, compensation through issuance of stock, issuance of warrants to initial investors, and amortization of prepaid research and development – related party offset by the unrealized gain on investment and warrant derivative income in the amount of $4.0 million for the six months ended December 31, 2016 and $780,000 for the six months ended December 31, 2015, respectively. The non-cash charges increased in the six months ended 2016 primarily due to the increase in stock-compensation expense, the amortization of intangible assets, compensation through issuance of common stock and issuance of warrants.

Revenue

Product and service revenue

We recognized $794,000 and $448,000 for the three months ended December 31, 2016 and 2015, respectively, related to the sale of our products Natesto, ProstaScint, and Primsol, as well as the MiOXSYS System. Our revenues grew due to our acquisition of Natesto and expanded marketing of our products.

We recognized $1.5 million and $914,000 for the six months ended December 31, 2016 and 2015, respectively, related to the sale of our products Natesto, ProstaScint, and Primsol, as well as the MiOXSYS System. Our revenue grew due to our acquisitions of Natesto and Primsol and expanded marketing of our products.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Gross product and service revenue	$1,358,000	$693,000	$2,284,000	$1,164,000
Provisions to reduce gross product sales to net product and service sales	(564,000)	(245,000)	(792,000)	(250,000)
Net product and service revenue	$794,000	$448,000	$1,492,000	$914,000

Percentage difference in gross sales to net sales	58.5%	64.6%	65.3%	78.5%

License revenue

The license revenue of $0 and $21,000 recognized in the three months ended December 31, 2016 and 2015, respectively, represents the amortization of the upfront payments received from the Company’s license agreements. The license revenue of $0 and $43,000 recognized in the six months ended December 31, 2016 and 2015, respectively, represents the amortization of the upfront payments received from the Company’s license agreements. In 2012, we received a payment of $500,000 under our out-license agreement for Zertane with a Korean pharmaceutical company. This payment was deferred and was being recognized over 10 years. In 2014, we received a payment of $250,000 under our out-license agreement for Zertane with a Canadian-based supplier. This payment was deferred and was being recognized over seven years. At June 30, 2016, Aytu determined that the Zertane asset has no value as Aytu does not have the resources to complete the necessary clinical trials and bring it to market before the patents expire. Therefore, the remaining unamortized deferred revenue of $426,000 which was outstanding as of the date it was determined not to proceed with the clinical trials was recognized as of June 30, 2016.

Expenses

Cost of Sales

The cost of sales of $551,000 and $743,000 recognized for the three and six months ended December 31, 2016, respectively, and the cost of sales of $244,000 and $281,000 recognized for the three and six months ended December 31, 2015, respectively, are related to the Natesto, ProstaScint and Primsol products and the MiOXSYS Systems. We expect to see cost of sales decrease as a percentage of revenues in future periods as our revenues grow and offset some of the set period cost in cost of sales.

Research and Development

Research and development costs consist of clinical trials and sponsored research, manufacturing transfer expense, labor, stock-based compensation, sponsored research – related party and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Clinical trials and sponsored research	262,000	1,179,000	493,000	1,906,000
Labor	-	96,000	-	211,000
Stock-based compensation	-	20,000	-	25,000
Sponsored research - related party	48,000	48,000	96,000	96,000
Consultants and other	1,000	13,000	2,000	22,000
	$311,000	$1,356,000	$591,000	$2,260,000

Comparison of Three and Six Months Ended December 31, 2016 and 2015

Research and development expenses decreased $1.0 million, or 77.1%, for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Research and development expenses decreased $1.7 million, or 73.8%, for the six months ended December 31, 2016 compared to the six months ended December 31, 2015. This was due primarily to switching our focus towards our commercial products and eliminating expenses related to Zertane. We anticipate research and development expense will continue at approximately the same rate or slightly decrease for the remainder of fiscal 2017 as compared to the three months ended December 31, 2016.

Selling, General and Administrative

General and administrative expenses consist of labor costs including personnel costs for employees in executive, commercial, business development and operational functions; stock-based compensation; patents and intellectual property; professional fees including legal, auditing, accounting, investor relations, shareholder expense and printing and filing of SEC reports; occupancy, travel and other including rent, governmental and regulatory compliance, insurance, and professional subscriptions; directors fees; and management fee – related party. These costs are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Labor	$1,775,000	$493,000	$4,030,000	$1,312,000
Stock-based compensation	463,000	163,000	1,582,000	226,000
Patent costs	29,000	84,000	55,000	165,000
Professional fees	248,000	294,000	510,000	574,000
Occupancy, travel and other	1,087,000	654,000	3,090,000	974,000
Directors Fees	40,000	-	80,000	-
Management fee - related party	51,000	86,000	102,000	175,000
	$3,693,000	$1,774,000	$9,449,000	$3,426,000

Comparison of Three and Six Months Ended December 31, 2016 and 2015

General and administrative costs increased $1.9 million, or 108.2%, for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. General and administrative costs increased $6.0 million or 175.8%, for the six months ended December 31, 2016 compared to the six months ended December 31, 2015. The increase in labor costs, stock-based compensation, and occupancy, travel and other primarily relates to increased costs related to the increase in professional staffing due to our commercialization efforts for our Natesto, ProstaScint and Primsol products. We expect general and administrative expenses to be approximately flat for the remainder of fiscal 2017 as compared to the three months ended December 31, 2016.

Amortization of Intangible Assets

Amortization of intangible assets was $437,000 and $108,000 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015, Amortization of intangible assets was $874,000 and $166,000 for the six months ended December 31, 2016 compared to the six months ended December 31, 2015. This expense increased due to the acquisition of the Natesto, and Primsol businesses in fiscal 2016, and the corresponding amortization of their finite-lived intangible assets. We expect this expense to remain flat for the remainder of 2017.

Net Cash Used in Operating Activities

During the six months ended December 31, 2016, our operating activities used $8.2 million in cash which was less than the net loss of $10.5 million, primarily as a result of the non-cash depreciation, amortization and accretion and stock-based compensation offset by an increase in accounts receivable, a decrease in accounts payable and accrued liabilities, and accrued compensation.

During the six months ended December 31, 2015, our operating activities used $5.6 million in cash which was approximately equal to the net loss of $5.6 million primarily as a result of the increases to non-cash stock-based compensation, depreciation, amortization and accretion and the increase in accrued compensation offset by increases in inventory and prepaid expenses and other.

Net Cash Used in Investing Activities

During the six months ended December 31, 2016, we used cash in investing activities of $2.8 million, $45,000 of which was used to purchase fixed assets, $750,000 of which was paid as the second and third installments towards the Primsol asset and $2.0 million of which was paid as the second installment payment of our Natesto licensing agreement.

During the six months ended December 31, 2015, cash of $125,000 was used to purchase fixed assets and $540,000 was used to acquire the Primsol business. We also received a security deposit back of $2,000 during the period.

Net Cash from Financing Activities

Net cash provided by financing activities in the six months ended December 31, 2016 of $8.2 million was primarily related to the registered offering of $8.6 million offset by the cash offering cost of $998,000 and common stock issuance of $631,000 offset by the issuance costs of $24,000 to Lincoln Park.

Net cash provided by financing activities in the six months ended December 31, 2015 of $9.9 million was primarily related to the issuance of convertible promissory notes which reflects gross proceeds of $5.2 million offset by the cash portion of the debt issuance costs related to the convertible notes of $298,000, as well as the $5.0 million stock subscription payment from Ampio.

Liquidity and Capital Resources

We are a relatively young company and we have not yet generated substantial revenue as our primary activities are focused on commercializing our approved products, acquiring products and developing our product candidates, and raising capital. As of December 31, 2016, we had cash and cash equivalents totaling $5.3 million available to fund our operations offset by an aggregate of $6.4 million in accounts payable and accrued liabilities and the Natesto payables. In January 2017 we made the final $4.0 million upfront payment for Natesto. We believe we have the ability to acquire adequate capital to continue operations, and grow our business through the end of fiscal 2017, based on the following factors: our resources at December 31, 2016; the successful completion of our tender offer for the exercise of our publicly traded warrants for $0.75 per share, which we expect to complete in February 2017 and which, if all warrants are exercised, would result in estimated net proceeds of approximately $5.4 million; our ability to sell additional capital to Lincoln Park; and funds we expect to receive from selling our investment in Acerus. We plan to raise additional capital in fiscal 2018 to fund operations. We will evaluate the capital markets from time to time to determine when to raise additional capital in the form of equity, convertible debt or other financing instruments, depending on market conditions relative to our need for funds at such time. We will seek to raise additional capital at such time as we conclude that such capital is available on terms that we consider to be in the best interests of our Company and our stockholders.

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

101

XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Stockholders’ Equity (Deficit), (iv) the Statement of Cash Flows, and (v) the Notes to the Financial Statements.

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
Date: February 9, 2017

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
Date: February 9, 2017

