Form 10-Q
period 2017-03-31
AYTU BIOSCIENCE, INC
filed 2017-05-11
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 1, 2017, there were 13,836,607 shares outstanding of Common Stock, par value $0.0001, of the registrant.

AYTU BIOSCIENCE, INC.

FOR THE QUARTER ENDED MARCH 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: the planned expanded commercialization of our products and the potential future commercialization of our product candidates, our anticipated future cash position; the assimilation into our operations of acquired assets and entities; our plan to acquire additional assets; the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials; the anticipated designs of our future clinical trials; anticipated future regulatory submissions and events; and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, as amended by our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. These risks are not exhaustive. Other sections of this Quarterly Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto, ProstaScint, MiOXSYS, RedoxSYS, and Luoxis, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

AYTU BIOSCIENCE, INC.

Balance Sheets

(unaudited)

	March 31,	June 30,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$3,470,158	$8,054,190
Restricted cash	75,107	-
Accounts receivable, net	342,537	162,427
Inventory, net	208,197	524,707
Prepaid expenses and other	342,113	215,558
Prepaid research and development - related party (Note 11)	-	121,983
Investment in Acerus	-	1,041,362
Total current assets	4,438,112	10,120,227

Fixed assets, net	271,276	231,430
Developed technology, net	641,875	1,159,736
Customer contracts, net	585,000	1,353,375
Trade names, net	65,000	194,472
Natesto asset, net	9,560,754	10,549,797
Goodwill	74,000	221,000
Patents, net	277,611	296,611
Long-term portion of prepaid research and development - related party (Note 11)	-	213,471
Deposits	2,888	2,888
Total long-term assets	11,478,404	14,222,780

Total assets	$15,916,516	$24,343,007

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other	$1,408,953	$2,322,605
Accrued liabilities	1,050,816	1,197,106
Natesto payable	-	5,379,675
Accrued compensation	845,571	1,200,930
Deferred rent	6,430	4,109
Contingent consideration	42,667	-
Total current liabilities	3,354,437	10,104,425

Contingent consideration	4,037,664	3,869,122
Deferred rent	3,119	8,215
Warrant derivative liability	-	275,992
Total liabilities	7,395,220	14,257,754

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 13,836,607 and 3,741,944, respectively as of March 31, 2017 and June 30, 2016	1,384	374
Additional paid-in capital	70,839,253	56,646,304
Accumulated deficit	(62,319,341)	(46,561,425)
Total stockholders’ equity	8,521,296	10,085,253

Total liabilities and stockholders’ equity	$15,916,516	$24,343,007

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Product revenue	$893,548	$647,112	$2,385,701	$1,560,854
License revenue	-	21,429	-	64,286
Total revenue	893,548	668,541	2,385,701	1,625,140

Operating expenses
Cost of sales	324,438	340,796	1,067,654	622,222
Research and development	279,049	1,143,676	774,526	3,308,009
Research and development - related party (Note 11)	291,963	47,998	387,960	143,994
Sales, general and administrative	4,385,145	2,165,135	13,732,226	5,416,038
Sales, general and administrative - related party (Note 11)	35,767	79,612	137,311	254,680
Amortization of finite-lived intangible assets	437,013	118,697	1,311,043	284,633
Total operating expenses	5,753,375	3,895,914	17,410,720	10,029,576

Loss from operations	(4,859,827)	(3,227,373)	(15,025,019)	(8,404,436)

Other (expense) income
Interest (expense)	(80,722)	(4,074,668)	(884,187)	(4,428,136)
Derivative income (expense)	16,662	27,983	212,809	(50,054)
Unrealized gain on investment	-	-	230,936	-
(Loss) on investment	(292,455)	-	(292,455)	-
Total other (expense)	(356,515)	(4,046,685)	(732,897)	(4,478,190)

Net loss	$(5,216,342)	$(7,274,058)	$(15,757,916)	$(12,882,626)

Weighted average number of common shares outstanding	10,938,603	1,569,078	7,562,342	1,314,308

Basic and diluted net loss per common share	$(0.48)	$(4.64)	$(2.08)	$(9.80)

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - June 30, 2016	3,741,944	$374	$56,646,304	$(46,561,425)	$10,085,253
Lincoln Park Capital stock issuance, net of $24,247 in issuance costs	226,190	23	607,211	-	607,234
Issuance of restricted stock	1,000,000	100	655,316	-	655,416
Common stock issued to executives	142,457	14	509,982	-	509,996
Issuance of warrants to initial investors	-	-	596,434	-	596,434
Issuance of common stock, net of $997,865 in cash issuance costs	5,734,975	574	3,671,007	-	3,671,581
Warrants issued in connection with equity financing	-	-	3,470,646	-	3,470,646
Warrants issued in connection with equity financing to the placement agents for the over-allotment option	-	-	172,629	-	172,629
Warrants issued in connection with equity financing to the placement agents, non-cash issuance costs	-	-	292,630	-	292,630
Warrant tender offer, net of $332,567 in issuance costs	2,991,041	299	1,910,415	-	1,910,714
Warrant amendments	-	-	64,690	-	64,690
Stock-based compensation	-	-	2,241,989	-	2,241,989
Net loss	-	-	-	(15,757,916)	(15,757,916)
Balance - March 31, 2017	13,836,607	$1,384	$70,839,253	$(62,319,341)	$8,521,296

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net loss	$(15,757,916)	$(12,882,626)
Adjustments to reconcile net loss to cash used in operating activities
Stock-based compensation expense	2,241,989	547,109
Depreciation, amortization and accretion	2,263,975	433,471
Issuance of restricted stocks	655,416	-
Amortization of debt issuance costs	-	178,338
Amortization of beneficial conversion feature	-	3,942,613
Derivative (income) expense	(212,809)	50,054
Amortization of prepaid research and development - related party (Note 11)	335,454	91,487
Loss on investment	61,519	-
Common stock issued to executives	509,996	-
Issuance of warrants to initial investors	596,434	-
(Gain) on sale of asset	(428,374)	-
Warrant amendment	1,507	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(180,110)	72,784
Decrease (increase) in inventory	290,984	(581,910)
(Increase) in prepaid expenses and other	(126,555)	(572,238)
(Decrease) increase in accounts payable and other	(307,854)	50,053
(Decrease) in accrued liabilities	(146,290)	(68,372)
(Decrease) increase in accrued compensation	(355,359)	591,451
Increase in interest payable	-	208,941
(Decrease) increase in deferred rent	(2,775)	10,560
(Decrease) in deferred revenue	-	(64,286)
Net cash used in operating activities	(10,560,768)	(7,992,571)

Cash flows used in investing activities
Deposits	-	1,998
Purchases of fixed assets	(53,435)	(203,577)
Purchase payment for Natesto asset	(6,000,000)	-
Sale of investment in Acerus	1,071,707	-
Sale of investment in Acerus cost	(91,864)	-
Installment payments for Primsol asset	(750,000)	(540,000)
Sale of Primsol asset	1,750,000	-
Net cash used in investing activities	(4,073,592)	(741,579)

Cash flows from financing activities
Ampio stock subscription payment	-	5,000,000
Sale of stock subscription	-	200,000
Costs related to the conversion of the convertible promissory notes to equity	-	(29,754)
Proceeds from convertible promissory notes, net	-	5,175,000
Debt issuance costs (Note 8)	-	(298,322)
Issuance of common stock to Lincoln Park Capital	631,481	-
Costs related to sale of common stock	(24,247)	-
Warrant tender offer	2,243,281	-
Warrant tender offer cost	(332,567)	-
Registered offering	8,602,500	-
Registered offering costs	(997,865)	-
Over-allotment warrants purchased by placement agents	2,852	-
Net cash provided by financing activities	10,125,435	10,046,924

Net change in cash, cash equivalents and restricted cash	(4,508,925)	1,312,774
Cash, cash equivalents and restricted cash at beginning of period	8,054,190	7,353,061
Cash, cash equivalents and restricted cash at end of period	$3,545,265	$8,665,835

Non-cash transactions:

Warrant derivative liability related to the issuance of the convertible promissory notes	$-	$102,931
Primsol business purchase included in primsol payable, $1,250,000 less future accretion of $173,000	$-	$1,077,000
Conversion of convertible promissory notes and interest of $143,000 to common stock	$-	$4,268,000
Reclassification of liability based warrants to equity presentation related to the convertible promissory notes	$-	$87,000
Beneficial conversion feature of $4,943,073 less $3,942,613 of accretion related to unconverted convertible promissory notes	$-	$1,001,000
Debt issuance costs related to notes that converted to equity	$-	$(183,000)
Fixed asset purchases included in accounts payable	$58,683	$-
Warrants issued in connection with the equity financing to the placement agents	$292,630	$-
Warrants amended in connection with warrant tender offer	$63,183	$-

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC.

Notes to Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation, Business Combinations and Divestitures

Business

Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a commercial-stage specialty pharmaceutical company focused on global commercialization of novel products in the field of urology. Aytu is currently focused on addressing significant medical needs in the areas of hypogonadism, urological cancers, and male infertility.

Basis of Presentation

These unaudited financial statements represent the financial statements of Aytu. These unaudited financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2016, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet, the results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2017 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended March 31, 2017 is unaudited.

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

Included in the intangible assets is developed technology of $790,000, customer contracts of $720,000 and trade names of $80,000, each of which will be amortized over a ten-year period. The amortization expense was $40,000 for each of the three months ended March 31, 2017 and 2016, respectively. The amortization expense was $120,000 for each of the nine months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the contingent consideration had increased to $746,000 due to accretion.

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

Included in tangible assets is $102,000 of inventory and $80,000 of work-in-process inventory. Included in the intangible assets is developed technology of $520,000, customer contracts of $810,000 and trade names of $140,000, each of which will be amortized over a six-year period. The amortization expense was $61,000 for each of the three months ended March 31, 2017 and 2016. The amortization expense was $184,000 and $112,000 for the nine months ended March 31, 2017 and 2016, respectively.

Divestiture – Primsol

On March 31, 2017, we entered into and closed on an Asset Purchase Agreement with Allegis Holdings, LLC (the “Purchaser”). Pursuant to the agreement, we sold to the Purchaser all of our assets related to our product known as Primsol, including certain intellectual property and contracts, inventory, work in process and all marketing assets and materials related solely to Primsol (together, the “Primsol Asset”). We retain any liability associated with the Primsol Asset that occurred prior to the closing. The Purchaser paid us $1,750,000 at the closing for the Primsol Asset. We recognized a gain of approximately $428,000 on the sale which is included in sales, general and administrative expense on our statement of operations.

We have evaluated this transaction and concluded that it is not significant to our business and therefore the results are included in continuing operations, as the criteria to be presented as discontinued operations was not satisfied.

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

Aytu paid Acerus an upfront fee of $2.0 million upon execution of the agreement. In October 2016, we paid an additional $2.0 million. In January 2017, Aytu paid the final upfront payment of $4.0 million. Aytu also purchased, on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2,534,800 (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. These shares were a held for sale trading security and were valued at fair market value. Aytu could not dispose of these shares until after August 29, 2016. During the three months ended March 31, 2017, Aytu sold all of these shares. The gross proceeds from the sales totaled $1,071,707, the cost of the sales totaled $91,864, and we recognized a loss on investment of $61,519.

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

The fair value of the net identifiable asset acquired totaled $10.5 million which will be amortized over eight years. The amortization expense for the three months ended March 31, 2017 was $330,000. The amortization expense for the nine months ended March 31, 2017 was $989,000.

The contingent consideration was valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016.The contingent consideration accretion expense for the three and nine months ended March 31, 2017 was $61,000 and $164,000, respectively, resulting in the contingent consideration value of $3.3 million.

Adoption of Newly Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows: Restricted Cash”.  The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 is effective for the fiscal year commencing after December 15, 2017. During the quarter ended December 31, 2016, the Company early adopted this pronouncement, the impact of which was very minimal as the Company just recently set aside restricted cash, which is now shown on the statements of cash flows within cash and cash equivalents.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation –Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting.” The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this standard during the quarter ended March 31, 2017. Aytu has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. As of the date of this Report, the Company had not estimated any forfeitures, therefore, no adjustments were necessary. Aytu is also operating at a net operating loss, therefore, there was no tax implication.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.”  ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value.  Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory.  ASU 2015-11 will be effective for fiscal years and interim periods beginning after December 15, 2016.  ASU 2015-11 is required to be applied prospectively.  The amendments in ASU 2015-11 were adopted by the Company during the quarter ended March 31, 2017. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016. The Company adopted this standard during the quarter ended March 31, 2017 and has included the required disclosure in the Company’s financial statements (Note 2).

Recently Issued Accounting Pronouncements, Not Adopted as of March 31, 2017

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The amendment simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe that adoption of this amendment will have a material impact on its financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its adoption of this standard on its financial statements.

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

In May 2014, the FASB issuing ASU 2014-09, Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The New Revenue Standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is not permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. The New Revenue Standard will be effective for the Company in fiscal 2019. The Company is evaluating the adoption methodology and the impact of this ASU on its financial statements.

Note 2 – Going Concern

As reflected in the accompanying financial statements, for the nine months ended March 31, 2017, the Company had approximately $3.5 million in cash, with a net loss of $15.8 million. The net cash used in operations of $10.6 million, and stockholders’ equity of $8.5 million with an accumulated deficit of $62.3 million.  In addition, the Company is in the early stage of commercialization and has not yet generated profits. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company expects that its current cash resources as well as expected lack of operating cash flows will not be sufficient to sustain operations for a period greater than one year from the date of this report. The ability of the Company to continue its operations is dependent on management’s plans, which include continuing to raise equity-based financing. There is no assurance that the Company will be successful in accomplishing this objective.

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

Note 3 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated	As of March 31,	As of June 30,
	Useful Lives in years	2017	2016

Office equipment and furniture	3 - 5	$246,000	$201,000
Leasehold improvements	3	112,000	45,000
Lab equipment	3 - 5	90,000	90,000
Manufacturing equipment	5	7,000	7,000
Less accumulated depreciation and amortization		(184,000)	(112,000)
Fixed assets, net		$271,000	$231,000

The depreciation expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Depreciation expense	$27,000	$18,000	$72,000	$37,000

Note 4 – Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent, third party appraisal to be $500,000, was being amortized over the remaining U.S. patent life of approximately 11 years from the date of Aytu’s acquisition of the patents. As of June 30, 2016, Aytu determined that this asset had no value because the Company was directing its resources towards its commercial-stage products, and therefore, Aytu did not have the resources to complete the necessary clinical trials and bring Zertane to market before the patents expire. The remaining fair value of the Zertane patents were expensed as of June 30, 2016.

The cost of the oxidation reduction potential (“ORP”) related patents was $380,000 when they were acquired and are being amortized over the remaining U.S. patent life of approximately 15 years as of the date Aytu acquired it. Patents consist of the following:

	As of March 31,	As of June 30,
	2017	2016

Patents	$880,000	$880,000
Less accumulated amortization	(602,000)	(583,000)
Patents, net	$278,000	$297,000

The amortization expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Amortization expense	$6,000	$18,000	$19,000	$53,000

Note 5 – Revenue Recognition

The $894,000 and $647,000 of product revenue recognized during the three months ended March 31, 2017 and 2016, respectively, and the $2,386,000 and $1,561,000 of product revenue recognized during the nine months ended March 31, 2017 and 2016, respectively, represent sales of the Company’s Natesto, ProstaScint, and Primsol products and the MiOXSYS Systems.

The license revenue of $0 and $21,000 recognized in the three months ended March 31, 2017 and 2016, respectively, and the license revenue of $0 and $64,000 recognized in the nine months ended March 31, 2017 and 2016, respectively represent the amortization of the upfront payments received from the Company’s Zertane licensing agreements. The initial payment of $500,000 from the license agreement for Zertane with a Korean pharmaceutical company was deferred and was being recognized over ten years. The initial payment of $250,000 from the license agreement for Zertane with a Canadian-based supplier was deferred and was being recognized over seven years.

At the end of fiscal 2016, Aytu determined that the Zertane asset had no value as Aytu did not have the resources to complete the necessary clinical trials and bring it to market before the patents expire. The remaining deferred revenue of $426,000 was recognized as of June 30, 2016.

Note 6 – Fair Value Considerations

Aytu’s financial instruments include cash, cash equivalents and restricted cash, accounts receivable, investments, accounts payable and accrued liabilities, contingent consideration and warrant derivative liability. The carrying amounts of cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

The following table presents Aytu’s financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2017
ASSETS
Investment in Acerus	$-	$-	$-	$-

LIABILITIES
Warrant derivative liability	$-	$-	$-	$-
Contingent consideration	$-	$-	$4,080,000	$4,080,000

June 30, 2016
ASSETS
Investment in Acerus	$1,041,000	$-	$-	$1,041,000

LIABILITIES
Warrant derivative liability	$-	$-	$276,000	$276,000
Contingent consideration	$-	$-	$3,869,000	$3,869,000

The estimated fair value of the Company’s investment in Acerus, which is classified as Level 1 (quoted price is available), was $1,041,000 as of June 30, 2016. This investment was sold during the three months ended March 31, 2017.

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and therefore classified as Level 3. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of February 28, 2017 and at June 30, 2016:

	February 28, 2017	June 30, 2016
Warrants:
Volatility	160.7%	75.0%
Equivalent term (years)	4.18	4.84
Risk-free interest rate	1.87%	0.99%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of the derivative financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of June 30, 2016	$276,000
Warrant issuances	-
Change in fair value included in earnings (February 28, 2017)	(213,000)
Reclassification of warrant from liability to equity upon amendment	(63,000)
Balance as of March 31, 2017	$-

We classify our contingent consideration liability in connection with the acquisition of ProstaScint and Natesto within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. There was no change in the fair value of the contingent consideration during the period ended March 31, 2017.

Note 7 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table for the designated fiscal years ending June 30, as of March 31, 2017:

		Remaining
	Total	2017	2018	2019	2020	2021	Thereafter
Prescription database	$1,576,000	$405,000	$598,000	$573,000	$-	$-	$-
Natesto	2,500,000	-	-	-	2,500,000	-	-
Manufacturing/commercial supply agreements	-	-	-	-	-	-	-
Service agreement	72,000	72,000	-	-	-	-	-
Office lease	211,000	36,000	145,000	30,000	-	-	-
Sponsored research agreement with related party	-	-	-	-	-	-	-
	$4,359,000	$513,000	$743,000	$603,000	$2,500,000	$-	$-

Prescription Database

In May 2016, Aytu entered into an agreement with a company that will provide Aytu with prescription database information, whereby Aytu agreed to pay approximately $1.9 million over three years for access to the database of prescriptions written for Natesto. The payments have been broken down into quarterly payments, the first of which was made in November 2016, the second payment was made in January 2017 and the third payment was made in April 2017.

Natesto

In April 2016, the Company entered into an agreement with Acerus whereby Aytu agreed to pay $8.0 million for the exclusive U.S. rights to Natesto (see Note 1). The first payment totaling $2.0 million was paid in April, the second installment payment was paid in October 2016. The final payment totaling $4.0 million was paid in January 2017. Additionally, Aytu is required to make the first milestone payment of $2.5 million even if the milestone is not reached.

Manufacturing/Commercial Supply Agreements

In October 2015, Aytu entered into a Master Services Agreement with Biovest International, Inc. (“Biovest”). The agreement provides that Aytu may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders. Aytu expects to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of its products for the ProstaScint product. In September 2016, Aytu entered into a Commercial Supply Agreement with Grand River Aseptic Manufacturing, Inc. (“GRAM”). The agreement provides that Aytu may engage GRAM from time to time to provide services in accordance with mutually agreed upon work orders. As of March 31, 2017, both contracts were still on hold as the Company evaluates its strategic options for the ProstaScint product. If the contracts are not restarted, Aytu does not anticipate any future liability related to either contract.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Rent expense	$35,000	$35,000	$105,000	$86,000

Sponsored Research Agreement with Related Party

In June 2013, Luoxis entered into a sponsored research agreement with Trauma Research LLC (“TRLLC”), an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. David Bar-Or. The agreement, which was amended in January 2015, provides for Luoxis (now Aytu) to pay $6,000 per month to TRLLC in consideration for services related to research and development of the Oxidation Reduction Potential platform. In March 2014, Luoxis also agreed to pay a sum of $615,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet; as of September 2014, this amount had been paid in full. This agreement was terminated on March 31, 2017. Upon termination, Aytu recognized the remainder of the amortization on the prepaid research agreement, which totaled $254,000.

Note 8 – Convertible Promissory Notes

During July and August 2015, Aytu closed on note purchase agreements with institutional and high net worth individual investors for the purchase and sale of convertible promissory notes (“Notes”) with an aggregate principal amount of $5.2 million. The sale of the Notes was pursuant to a private placement. Debt issuance costs totaled $401,000, which included the $103,000 fair value of the placement agent warrants.

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

Note 9 – Common Stock

Capital Stock

At March 31, 2017 and June 30, 2016, Aytu had 13,836,607 and 3,741,944 common shares outstanding, respectively, and no preferred shares outstanding at either March 31, 2017 or June 30, 2016. The Company has 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 50.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

In May 2016, Aytu raised gross proceeds of approximately $7.5 million through a public offering of 1,562,500 Units. Offering costs totaled $1.2 million resulting in net proceeds of $6.3 million. Each Unit consisted of one share of Aytu common stock and a warrant to purchase one share of Aytu common stock. The common stock issued had a relative fair value of $4.2 million. The warrants have an exercise price of $6.00 per share and will expire five years from the date of issuance. These warrants have a relative fair value of $2.1 million. We also granted the underwriters a 45-day option (the Over-Allotment Option) to purchase up to an additional 234,375 shares of common stock and/or warrants. The underwriters exercised 170,822 of this over-allotment option for the warrants and paid $0.12 per over-allotment warrant resulting in proceeds of $20,000. These warrants have the same terms as the warrants sold in the registered offering.

On June 30, 2016, Aytu effected a reverse stock split in which each common stock holder received one share of common stock for each 12 shares. All share and per share amounts for all periods presented in this report have been adjusted to reflect the effect of this reverse stock split.

In July 2016, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 133,690 shares of our common stock for $500,000 as an initial purchase under the agreement. We also issued as a commitment fee to Lincoln Park of 52,500 shares of common stock. In September 2016, Lincoln Park purchased an additional 40,000 shares for $131,000, the issuance costs related to these purchases totaled $24,000, resulting in net proceeds for the quarter ended September 30, 2016 of $607,000.

In July 2016, we issued 1,000,000 shares of restricted stock as compensation to certain executive officers and directors, which vest in July 2026. This expense is included in sales, general and administrative. For the three and nine months ended March 31, 2017, the expense was $499,000 and $655,000, respectively. The original fair value of the restricted stock was $3,230,000. As of March 31, 2017, the remaining unrecognized expense is $2,575,000. During the quarter ended March 31, 2017, one of the Company’s executive officers resigned and his restricted stock vested in full upon this event. This resulted in the Company recognizing the remainder of the expense of $430,000.

In August 2016, we issued an aggregate of 142,457 shares of common stock as bonuses for performance in 2016 to three executive officers.

In November 2016, we raised gross proceeds of approximately $8.6 million through a public offering of 5,735,000 Units. Offering costs totaled $998,000 resulting in net cash proceeds of $7.6 million. We also issued underwriter warrants in connection with the offering with a fair value of $293,000, resulting in net proceeds of $7.3 million. Each Unit consisted of one share of Aytu common stock and a warrant to purchase one share of Aytu common stock. The common stock issued had a relative fair value of $3.7 million and a fair value of $4.4 million. The investor warrants have an exercise price of $1.86 per share and will expire five years from the date of issuance. These investor warrants have a relative fair value of $3.5 million and a fair value of $4.2 million. We also granted the underwriters a 45-day option (the Over-Allotment Option) to purchase up to an additional 860,250 shares of common stock and/or warrants. The underwriters purchased 285,245 of this Over-Allotment Option for the warrants and paid $0.01 per over-allotment warrant. These warrants have the same terms as the warrants sold in the registered offering. These warrants have a relative fair value of $173,000, a fair value of $208,000, and proceeds of $3,000, which was the purchase price per the underwriting agreement.

On February 28, 2017, the Company consummated its warrant tender offer to exercise, at a temporarily reduced exercise price of $0.75 per share, (i) outstanding warrants to purchase 1,733,322 shares of common stock with an exercise price of $6.00 per share, which were originally issued to investors in the Company’s May 2016 financing (the “May 2016 Warrants”), and (ii) outstanding warrants to purchase 6,020,245 shares of common stock with an exercise price of $1.86 per share, which were originally issued to investors in the Company’s October 2016 financing (the “October 2016 Warrants” and together with the May 2016 Warrants, the “Original Warrants”). Original warrants to purchase an aggregate of 2,991,041 shares of common stock were tendered and exercised in the warrant tender offer, for aggregate gross proceeds to the Company of approximately $2.2 million. Original warrants that were not tendered and exercised remain in effect at the pre-tender offer exercise prices of $6.00 per share and $1.86 per share, respectively (see Note 10).

Note 10 – Equity Instruments

Stock Option Repricing

In March 2017, our Board of Directors approved a common stock option repricing program whereby all previously granted and unexercised options were repriced on a one-for-one basis to $0.82 per share which represented the closing price of our common stock as of the date of the repricing. There was no other modification to the vesting schedule of the previously issued options. As a result, 737, 279 unexercised options originally granted to purchase common stock at prices ranging from $3.23 to $55.56 per share were repriced under this program.

We treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The repricing resulted in an incremental stock-based compensation expense of $34,000. The full expense was recognized during the three months ended March 31, 2017.

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

We treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The repricing resulted in an incremental stock-based compensation expense of $318,000. Expense related to vested shares was expensed on the repricing date and expense related to unvested shares is being amortized over the remaining vesting period of such stock options.

Options

On June 1, 2015, Aytu’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in November 2016, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 2.0 shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.

Pursuant to the 2015 Stock Plan, 2.0 million shares of its common stock, are reserved for issuance. The fair value of options granted was calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The assumptions used for the nine months ended March 31, 2017 are as follows:

Expected volatility	182% - 185%
Risk free interest rate	0.97% - 1.14%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2016	322,302	$1.00	9.33
Granted	441,999	$0.93
Exercised	-	$-
Forfeited	(25,980)	$4.42
Cancelled	(1,355)	$3.23
Outstanding March 31, 2017	736,966	$0.82	8.53
Exercisable at March 31, 2017	371,636	$0.82	8.04
Available for grant at March 31, 2017	1,263,034

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. During the quarter ended March 31, 2017, one of the Company’s executive officers resigned and his options vested in full upon this event. This resulted in the Company recognizing the remainder of the expense of $520,000. The following table summarizes stock-based compensation expense for the stock option issuances for the three and nine months ended March 31, 2017 and three and nine months ended March 31, 2016:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Research and development expenses
Stock options	$-	$38,000	$-	$63,000
Selling, general and administrative expenses
Stock options	817,000	258,000	2,242,000	484,000
	$817,000	$296,000	$2,242,000	$547,000

Unrecognized expense at March 31, 2017	$1,022,000

Weighted average remaining years to vest	2.06

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2016	2,201,627	$6.19	4.71

Issuance of settlement warrants to initial investors	88,032	$4.00
Warrants issued to investors in connection with the registered offering	6,020,245	$1.86
Warrants issued to placement agents for the registered offering	401,450	$0.75
Warrants exercised	(2,991,041)	$0.75

Outstanding March 31, 2017	5,720,313	$2.51	4.48

Included in the warrant balance at June 30, 2016 are warrants to purchase of 109,375 shares of common stock issued to the underwriters of our May registered offering. These warrants were accounted for under liability accounting and were fair valued at each reporting period (see Note 6). On February 28, 2017, these warrants had a fair value of $63,000. Upon the amendment to these warrant agreements, in connection with the closing of our warrant tender offer, this value was reclassified from liability accounting to equity after we removed any provision in the amendment that could cause this to be paid in cash.

Included in the warrant balance at June 30, 2016 are warrants to purchase of 8,566 shares of common stock issued to the bankers that assisted us with our Notes (see Note 8). In March 2017, the Company reduced the exercise price of $7.80 to $0.75. This modification resulted in an expense of $1,500 which was recognized during the quarter ended March 31, 2017 in sales, general and administrative.

During the nine months ended March 31, 2017, Aytu issued warrants to purchase 88,032 shares of common stock to initial investors of the Company at an exercise price of $4.00 and a term of five years from July 2016. These warrants generated a non-cash expense of $596,000 for the nine month period ended March 31, 2017, which is included in sales, general and administrative expense. These warrants are accounted for under equity treatment.

In connection with our November 2016 public offering, we issued to the underwriters of the public offering warrants to purchase an aggregate of 401,450 shares of common stock at an exercise price of $1.86 and a term of five years. These warrants are accounted for under equity treatment. In February, we reduced the exercise price of these warrants to $0.75.

Also in connection with our November 2016 public offering, we issued to investors warrants to purchase an aggregate of 6,020,245 shares of common stock, which includes the over-allotment warrants, at an exercise price of $1.86 with a term of five years. These warrants are accounted for under equity treatment (see Note 9).

The warrants issued in connection with our November registered offering are all registered and tradable on the OTCQX under the ticker symbol “AYTUZ.”

On February 28, 2017, the Company consummated its warrant tender offer to exercise, at a temporarily reduced exercise price of $0.75 per share, (i) outstanding warrants to purchase 1,733,322 shares of common stock with an exercise price of $6.00 per share, which were originally issued to investors in the Company’s May 2016 financing (the “May 2016 Warrants”), and (ii) outstanding warrants to purchase 6,020,245 shares of common stock with an exercise price of $1.86 per share, which were originally issued to investors in the Company’s October 2016 financing (the “October 2016 Warrants” and together with the May 2016 Warrants, the “Original Warrants”). Original Warrants to purchase an aggregate of 2,991,041 shares of common stock were tendered and exercised in the warrant tender offer, for aggregate gross proceeds to the Company of approximately $2.2 million. Original warrants that were not exercised remain in effect at the pre-tender offer exercise prices of $6.00 per share and $1.86 per share, respectively. The incremental fair value, which had no book impact, was $178,000.

The Company also reduced the exercise prices of an aggregate of 510,825 warrants to purchase shares of common stock, which were originally issued as underwriters’ compensation in the May 2016 and October 2016 financings, from $6.00 per share and $1.86 per share, respectively, to $0.75 per share. The amended warrants related to the May 2016 financing adjusted the accounting for these warrants from liability classification to equity. The incremental fair value of these warrant modifications, which had no book impact, was $23,000.

All warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. During the three months ended March 31, 2017, Aytu modified 3,510,432 warrants. We used the value of $0.76 per the valuation of our common stock issued in the March 31, 2017 quarter.

Significant assumptions in valuing the warrants modified during the March 31, 2017 quarter were as follows:

Expected volatility	156.64% - 169.22%
Risk free interest rate	1.63% - 1.87%
Contractual term (years)	3.46 - 4.67
Dividend yield	0%

Note 11 – Related Party Transactions

Executive/Director Stock Purchases

When Aytu completed the November 2016 registered offering, our executive officers Joshua Disbrow, Jarrett Disbrow and Gregory Gould and our director, Gary Cantrell, participated in this offering, purchasing 166,666, 166,666, 66,666 and 33,333 units respectively. The warrants received by these executives were all exercised in February as part of our warrant tender offer (see Note 10).

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

Services Agreement

The Company has a service agreement with Ampio which is described in Note 7.

Sponsored Research Agreement

The Company had a service agreement with TRLLC which is described in Note 7.

Note 12 – Subsequent Events

On May 3, 2017, we entered into a Merger Agreement with Nuelle, Inc. and its stockholders, pursuant to which Nuelle would become our wholly owned subsidiary (the “Merger”). The Merger closed on May 5, 2017.

In the Merger, (i) each share of Nuelle common stock and each option or warrant to purchase Nuelle stock was cancelled, and (ii) each share of Nuelle preferred stock was converted into the right to receive shares of our common stock. We issued to the Nuelle preferred stockholders an aggregate of 2,500,000 shares of our common stock.

In addition, Nuelle preferred stockholders will be entitled to revenue earn-out payments equal to a designated percentage of net sales on tiers of net sales up to $100.0 million, with an average rate for all tiers in the mid-single digit range and a maximum aggregate payout of $6.9 million.

Nuelle stockholders additionally will be entitled to milestone earn-out payments of up to a potential aggregate of $24 million, upon the attainment by us of designated net sales thresholds over any sequential four calendar quarter period.

The first $1.0 million of earn-out payments will be paid in shares of our common stock and all other earn-out payments will be comprised of 60% cash and 40% shares of our common stock. The stock portion of any earn-out will be calculated by dividing each Nuelle stockholder’s portion of the earn-out by the average closing price of our common stock for the 10 trading days prior to the earlier of the date we deliver notice to the Nuelle stockholders of the earn-out or any public disclosure by us of the earn-out being due and payable.

In the event that we do not make all of the required earn-out payments to the Nuelle stockholders before May 3, 2022, and we also close a divestiture before May 3, 2022 of any of the products acquired in the Merger, we will pay the Nuelle stockholders a combination of (i) cash in an amount equal to 10% of the value of all cash, securities and other property paid to us in the divestiture (cash is to be 60% of the total consideration), and (ii) shares of our common stock equal to the Nuelle stockholders’ portion of the divestiture payment divided by the average closing price of our common stock for the 10 trading days prior to the earlier of the closing date of the divestiture or the public disclosure of the divestiture (shares of common stock are to be 40% of the total consideration).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2016, filed on September 1, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on September 1, 2016.

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

In April 2016, we entered into a license and supply agreement to acquire the exclusive U.S. rights to Natesto nasal gel from Acerus Pharmaceuticals Corporation, or Acerus, which rights we received on July 1, 2016. We paid Acerus an upfront fee of $2.0 million upon execution of the agreement. In October 2016 we paid an additional $2.0 million and in January of 2017, we paid the final upfront payment of $4.0 million. We also purchased on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2,534,800 (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. We also agreed to make various payments based upon certain sales milestones up to an aggregate of $37.5 million based on net sales of Natesto. During the term of the agreement, we will purchase all of our Natesto product needs from Acerus at a designated price. In our third fiscal quarter of 2017, we sold all of the shares of common stock of Acerus Pharmaceutics Corporation that we acquired in April 2016 for approximately $2.0 million as a condition to our licensing of Natesto. The per share purchase price was Cdn. $0.207. Acerus common stock is traded on the Toronto Stock Exchange. The gross proceeds from the sale of the Acerus shares was approximately $1.1 million.

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

In September 2016, Aytu entered into a Commercial Supply Agreement with Grand River Aseptic Manufacturing, Inc. (“GRAM”). The agreement provides that Aytu may engage GRAM from time to time to provide services in accordance with mutually agreed upon work orders. Aytu expects to use the agreement from time to time for the filling, labeling, and packaging of its ProstaScint product. As of March 31, 2017, this contract remains on hold.

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

On February 28, 2017, we consummated our warrant tender offer to exercise, at a temporarily reduced exercise price of $0.75 per share, (i) outstanding warrants to purchase 1,733,322 shares of our common stock with an exercise price of $6.00 per share, which were originally issued to investors in our May 2016 financing(the “May 2016 Warrants”), and (ii) outstanding warrants to purchase 6,020,245 shares of our common stock with an exercise price of $1.86 per share, which were originally issued to investors in our October 2016 financing (the “October 2016 Warrants” and together with the May 2016 Warrants, the “Original Warrants”).

The warrant tender offer expired at 11:59 p.m. Eastern Time on the evening of February 27, 2017 (the “Expiration Date”). Original warrants to purchase an aggregate of 2,991,041 shares of our common stock were tendered and exercised in the warrant tender offer, for aggregate gross proceeds to our company of approximately $2.2 million. Original warrants tendered and exercised represent approximately 38.6% of the original warrants outstanding immediately prior to the Expiration Date. Original warrants that were not tendered and exercised remain in effect at the pre-tender offer exercise prices of $6.00 per share and $1.86 per share, respectively.

Joseph Gunnar & Co., LLC and Fordham Financial Management, Inc. acted as warrant solicitation agents and received a fee equal to 6% of the aggregate gross proceeds to our company, plus reimbursement of approximately $25,000 in out-of-pocket expenses and indemnification against certain liabilities. We also reduced the exercise prices of an aggregate of 510,825 warrants to purchase shares of our common stock, which were originally issued as underwriters’ compensation in the May 2016 and October 2016 financings, from $6.00 per share and $1.86 per share, respectively, to $0.75 per share. In March, we also reduced the price of the 8,566 warrants issued to the bankers that helped us with the Convertible Promissory Notes in fiscal 2016 to an exercise price of $0.75.

On March 16, 2017, we reduced the exercise price of outstanding options issued to directors, employees and consultants to purchase an aggregate of 737,279 shares of our common stock from a weighted average exercise price of $3.53 to $0.82 to incentivize the holders of these options.

On March 31, 2017, we entered into and closed on an Asset Purchase Agreement with Allegis Holdings, LLC (the “Purchaser”). Pursuant to the agreement, we sold to the Purchaser all of our assets related to our Primsol Product, including certain intellectual property and contracts, inventory, work in process and all marketing assets and materials related solely to Primsol (together, the “Primsol Asset”). We have evaluated this transaction and concluded that it is not significant to our business.

As of the date of this Report, we have financed operations through a combination of private and public debt and equity financings. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements for the next few months. See “Liquidity and Capital Resources.” We have been able to raise capital during the past two years and have a plan to raise additional capital within the next few months to continue our normal operations, although we cannot give any assurances that we will be successful in raising capital in the future.

We have only begun to generate revenues from the commercialization of our product candidates in the last fiscal year. We recognized approximately $2.1 million in revenue from ProstaScint, Primsol and RedoxSYS sales during fiscal 2016 and $894,000 and $2.4 million during the three and nine months ended March 31, 2017 which included sales of our Natesto and MiOXSYS products. We have incurred accumulated net losses since our inception, and at March 31, 2017, we had an accumulated deficit of $62.3 million. Our net loss was $5.2 million and $15.8 million, respectively, for the three and nine months ended March 31, 2017 and we used $10.6 million in cash from operations during the nine months ended March 31, 2017.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on September 1, 2016.

Information regarding our accounting policies and estimates can be found in the Notes to the Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of March 31, 2017) is combined in Note 1 to the financial statements.

RESULTS OF OPERATIONS

Results of Operations – March 31, 2017 Compared to March 31, 2016

Results of operations for the three months ended March 31, 2017 and the three months ended March 31, 2016 reflected losses of approximately $5.2 million and $7.3 million, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation, amortization and accretion, loss on investment, and amortization of prepaid research and development – related party offset by the gain on sale of assets and warrant derivative income in the amount of $2.0 million for the three months ended March 31, 2017 and $4.5 million for the three months ended March 31, 2016, respectively. The non-cash charges decreased in the three months ended 2017 primarily due to the beneficial conversion feature on the convertible debt that we issued in fiscal 2016 that was recognized during the three months ended March 31, 2017.

Results of operations for the nine months ended March 31, 2017 and the nine months ended March 31, 2016 reflected losses of approximately $15.8 million and $12.9 million, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation, amortization and accretion, compensation through issuance of stock, issuance of warrants to initial investors, and amortization of prepaid research and development – related party, loss on sale of investment, offset by the gain on sale of assets and warrant derivative income in the amount of $6.0 million for the nine months ended March 31, 2017 and $5.2 million for the nine months ended March 31, 2016, respectively. The non-cash charges increased in the nine months ended 2017 primarily due to the increase in stock-compensation expense, the amortization of intangible assets, compensation through issuance of common stock and issuance of warrants which was offset by the beneficial conversion feature on the convertible debt that we issued in 2016.

Revenue

Product revenue

We recognized $894,000 and $647,000 for the three months ended March 31, 2017 and 2016, respectively, related to the sale of our products Natesto, ProstaScint, and Primsol, as well as the MiOXSYS System. Our revenues grew due to our acquisition of Natesto in April 2016 and expanded marketing of our products.

We recognized $2.4 million and $1.6 million for the nine months ended March 31, 2017 and 2016, respectively, related to the sale of our products Natesto, ProstaScint, and Primsol, as well as the MiOXSYS System. Our revenue grew due to our acquisitions of Natesto in April 2016 and Primsol in October 2015 and expanded marketing of our products.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Gross product and service revenue	$1,024,000	$950,000	$3,308,000	$2,093,000
Provisions to reduce gross product sales to net product and service sales	(130,000)	(282,000)	(922,000)	(532,000)
Net product and service revenue	$894,000	$668,000	$2,386,000	$1,561,000

Percentage difference in gross sales to net sales	87.3%	70.3%	72.1%	74.6%

License revenue

The license revenue of $0 and $21,000 recognized in the three months ended March 31, 2017 and 2016, respectively, represents the amortization of the upfront payments received from the Company’s license agreements. The license revenue of $0 and $64,000 recognized in the nine months ended March 31, 2017 and 2016, respectively, represents the amortization of the upfront payments received from the Company’s license agreements. In 2012, we received a payment of $500,000 under our out-license agreement for Zertane with a Korean pharmaceutical company. This payment was deferred and was being recognized over 10 years. In 2014, we received a payment of $250,000 under our out-license agreement for Zertane with a Canadian-based supplier. This payment was deferred and was being recognized over seven years. At June 30, 2016, Aytu determined that the Zertane asset had no value as Aytu did not have the resources to complete the necessary clinical trials and bring it to market before the patents expire. Therefore, the remaining unamortized deferred revenue of $426,000 which was outstanding as of the date it was determined not to proceed with the clinical trials was recognized as of June 30, 2016.

Expenses

Cost of Sales

The cost of sales of $324,000 and $1,068,000 recognized for the three and nine months ended March 31, 2017, respectively, and the cost of sales of $341,000 and $622,000 recognized for the three and nine months ended March 31, 2016, respectively, are related to the Natesto, ProstaScint and Primsol products and the MiOXSYS Systems. We expect to see cost of sales decrease as a percentage of revenues in future periods as our revenues grow and offset some of the set period cost in cost of sales.

Research and Development

Research and development costs consist of clinical trials and sponsored research, manufacturing transfer expense, labor, stock-based compensation, sponsored research – related party and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Clinical trials and sponsored research	278,000	976,000	771,000	2,882,000
Labor	-	123,000	-	333,000
Stock-based compensation	-	38,000	-	63,000
Sponsored research - related party	292,000	48,000	388,000	144,000
Consultants and other	1,000	7,000	3,000	30,000
	$571,000	$1,192,000	$1,162,000	$3,452,000

Comparison of Three and Nine Months Ended March 31, 2017 and 2016

Research and development expenses decreased $621,000, or 52.1%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Research and development expenses decreased $2.3 million, or 66.3%, for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. This was due primarily to switching our focus towards our commercial products and eliminating expenses related to Zertane. We anticipate research and development expense will continue at approximately the same rate or slightly decrease for the remainder of fiscal 2017 as compared to the three months ended March 31, 2017.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Labor	$2,078,000	$958,000	$6,108,000	$2,270,000
Stock-based compensation	1,316,000	258,000	2,897,000	484,000
Patent costs	33,000	63,000	89,000	229,000
Professional fees	235,000	121,000	745,000	694,000
Occupancy, travel and other	683,000	765,000	3,774,000	1,739,000
Directors Fees	40,000	-	120,000	-
Management fee - related party	36,000	80,000	137,000	255,000
	$4,421,000	$2,245,000	$13,870,000	$5,671,000

Comparison of Three and Nine Months Ended March 31, 2017 and 2016

General and administrative costs increased $2.2 million, or 96.9%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. General and administrative costs increased $8.2 million or 144.6%, for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. The increase in labor costs, stock-based compensation, and occupancy, travel and other primarily relates to increased costs related to the increase in professional staffing due to our commercialization efforts for our Natesto and ProstaScint products. We expect general and administrative expenses to be approximately flat for the remainder of fiscal 2017 as compared to the three months ended March 31, 2017.

Amortization of Intangible Assets

Amortization of intangible assets was $437,000 and $119,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. Amortization of intangible assets was $1.3 million and $285,000 for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016. This expense increased due to the acquisition of the Natesto, and Primsol businesses in fiscal 2016, and the corresponding amortization of their finite-lived intangible assets. We expect this expense to remain flat for the remainder of 2017.

Net Cash Used in Operating Activities

During the nine months ended March 31, 2017, our operating activities used $10.6 million in cash which was less than the net loss of $15.8 million, primarily as a result of the non-cash depreciation, amortization and accretion, stock-based compensation offset by a decrease in accrued compensation, accounts payable and the gain on sale of assets.

During the nine months ended March 31, 2016, our operating activities used $8.0 million in cash which was less than the net loss of $12.9 million primarily as a result of the increases to non-cash amortization of the beneficial conversion feature, stock-based compensation, depreciation, amortization and accretion and the increase in accrued compensation offset by increases in inventory and prepaid expenses and other.

Net Cash Used in Investing Activities

During the nine months ended March 31, 2017, we used cash in investing activities of $4.1 million, $53,000 of which was used to purchase fixed assets, $750,000 of which was paid as the second and third installments towards the Primsol asset and $6.0 million of which was paid as the installment payments of our Natesto licensing agreement. These investments were offset by our sale of the Primsol Asset and our investment in Acerus of $1,750,000 and $980,000, respectively.

During the nine months ended March 31, 2016, we used cash in investing activities of $742,000, of which $204,000 was used to purchase fixed assets and $540,000 was used to acquire the Primsol business. We also received a security deposit back of $2,000 during the period.

Net Cash from Financing Activities

Net cash provided by financing activities in the nine months ended March 31, 2017 of $10.1 million was primarily related to the registered offering of $8.6 million offset by the cash offering cost of $998,000, warrant tender offering of $2.2 million offset by the offering cost of $333,000 and common stock issuance of $631,000 offset by the issuance costs of $24,000 to Lincoln Park.

Net cash provided by financing activities in the nine months ended March 31, 2016 of $10.0 million was primarily related to the issuance of convertible promissory notes which reflects gross proceeds of $5.2 million offset by the cash portion of the debt issuance costs related to the convertible notes of $298,000, as well as the $5.0 million stock subscription payment from Ampio and $200,000 for a sale of stock subscriptions offset by the issuance costs of $30,000 related to the debt conversion.

Liquidity and Capital Resources

We are a relatively young company and we have not yet generated substantial revenue as our primary activities are focused on commercializing our approved products, acquiring products and developing our product candidates, and raising capital. As of March 31, 2017, we had cash and cash equivalents totaling $3.5 million available to fund our operations offset by an aggregate of $2.5 million in accounts payable and accrued liabilities. Without additional capital, we do not have sufficient resources to fund our operations past our 2017 fiscal year, which ends on June 30, 2017. In January 2017, we made the final $4.0 million upfront payment for Natesto. We believe we have the ability to acquire adequate capital to continue operations, and grow our business through the end of fiscal 2017, based on the following factors: our resources at March 31, 2017, our ability to sell additional capital to Lincoln Park, and our expectation of being able to raise additional capital through equity or debt. We plan to raise additional capital in fiscal 2018 to fund operations. We will evaluate the capital markets from time to time to determine when to raise additional capital in the form of equity, convertible debt or other financing instruments, depending on market conditions relative to our need for funds at such time. We will seek to raise additional capital at such time as we conclude that such capital is available on terms that we consider to be in the best interests of our Company and our stockholders.

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

We have an immediate need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital may force us to delay, limit or terminate our product expansion and development efforts or other operations, any of which would have a material adverse effect on our which could materially affect our business, financial condition and results of operations.

As of March 31, 2017, we had cash and cash equivalents totaling $3.5 million available to fund our operations, offset by an aggregate of $2.5 million in accounts payable and accrued liabilities. Without additional capital, we do not have sufficient resources to fund our operations past our 2017 fiscal year, which ends on June 30, 2017. Consequently, we have an immediate need for capital. While we believe we have the ability to acquire adequate capital to continue our operations, including our ability to sell additional capital to Lincoln Park, we might not be successful in raising sufficient additional capital when and as needed. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, including recently, volatility in the financial markets has adversely affected the market capitalizations of many bioscience companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to expand any existing product or develop and commercialize our product candidates. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to raise sufficient capital or reach other agreements as discussed above, we would be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts or our research and development programs, any of which would materially affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Asset Purchase Agreement, dated March 31, 2017, between Allegis Holdings, LLC and Aytu BioScience, Inc.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Stockholders’ Equity (Deficit), (iv) the Statement of Cash Flows, and (v) the Notes to the Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYTU BIOSCIENCE, INC.

By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
Date: May 11, 2017

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
Date: May 11, 2017

