Form 10-K
period 2017-06-30
AYTU BIOSCIENCE, INC
filed 2017-08-31
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of December 31, 2016 was $10.5 million based on the closing price of $24.00 as of that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

As of August 15, 2017, there are 4,021,822 shares of common stock outstanding and 2,250 shares of Series A preferred stock outstanding.

This Annual Report on Form 10-K refers to trademarks, such as Aytu, Natesto, ProstaScint, Primsol, MiOXSYS, RedoxSYS, and Fiera which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

AYTU BIOSCIENCE, INC.

PART I

Item 1. Business

Overview

We are a commercial-stage specialty healthcare company focused on acquiring, developing and commercializing novel products in the field of urology. We have multiple urology-focused products on the market, and we seek to build a portfolio of novel therapeutics that serve large medical needs in the field of urology. We are concentrating on hypogonadism, prostate cancer, male infertility and, recently, female sexual wellbeing and intimacy and plan to expand into other urological indications for which we believe there are significant medical needs.

We acquired exclusive U.S. rights to Natesto® (testosterone) nasal gel, a novel formulation of testosterone delivered via a discreet, easy-to-use nasal gel, and we launched Natesto in the United States with our direct sales force in late summer 2016. Natesto is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of hypogonadism (low testosterone) in men and is the only testosterone replacement therapy, or TRT, delivered via a nasal gel. Natesto offers multiple advantages over currently available TRTs and competes in a $2.0 billion market. Importantly, as Natesto is delivered via the nasal mucosa and not the skin, there is no risk of testosterone transference to others, a known potential side effect and black box warning associated with all other topically applied TRTs, including the market leader AndroGel®.

Outside the U.S. we market MiOXSYS®, a novel in vitro diagnostic device that is currently CE marked (which generally enables it to be sold within the European Economic Area) and for which we intend to initiate a final clinical study to enable FDA clearance in the U.S.  Our MiOXSYS system is a novel, point-of-care semen analysis system with the potential to become a standard of care in the diagnosis and management of male infertility. Male infertility is a prevalent and underserved condition and oxidative stress is widely implicated in its pathophysiology. MiOXSYS was developed from our core oxidation-reduction potential research platform known as RedoxSYS®. We are advancing MiOXSYS toward FDA clearance.

We currently market ProstaScint® (capromab pendetide), the only radioimaging agent indicated to detect the prostate specific membrane antigen, or PSMA, in the assessment and staging of prostate cancer. ProstaScint is approved by the FDA for use in both newly diagnosed, high-risk prostate cancer patients and patients with recurrent prostate cancer.

On May 5, 2017, we acquired Nuelle, Inc, or Nuelle, a women’s sexual health company. This transaction expanded our product portfolio with the addition of the Fiera® personal care device for women. Fiera was recently launched in the U.S. and is a proprietary, revenue-generating product scientifically proven to enhance physical arousal and sexual desire in the millions of adult women around the world impacted by changes in sexual desire. This acquisition adds a novel, commercial-stage product in a complementary adjacency readily accessible by our U.S.-based commercial infrastructure. Nuelle was previously a portfolio company of leading venture capital firm New Enterprise Associates.

In the future we will look to acquire additional urology products, including existing products we believe can offer distinct commercial advantages. Our management team’s prior experience has involved identifying clinical assets that can be re-launched to increase value, with a focused commercial infrastructure specializing in urology.

Natesto® (testosterone) nasal gel.

On April 22, 2016, we entered into an agreement to acquire the exclusive U.S. rights to Natesto (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus, which rights we acquired on July 1, 2016. Natesto is a patented, FDA-approved testosterone replacement therapy, or TRT, and is the only nasally-administered formulation of testosterone available in the United States. Natesto is a discreet, easy-to-administer nasal gel that may be appropriate for men with active lifestyles as Natesto is small, portable, Transportation Security Administration, or TSA-compliant, and easy to use. Importantly, Natesto is not applied directly to the patient’s skin as other topically applied TRTs are. Rather, it is delivered directly into the nasal mucosa via a proprietary nasal applicator. Thus, Natesto does not carry a black box warning related to testosterone transference to a man’s female partner or children — as other topically (primarily gels and solutions) administered TRTs do by virtue of their delivery directly onto the skin. We launched Natesto in the U.S. in late summer 2016 with our direct sales force, and we are positioning Natesto as the ideal treatment solution for men with active, busy lifestyles who suffer from hypogonadism.

MiOXSYS®.

MiOXSYS is a rapid in vitro diagnostic semen analysis test used in the quantitative measurement of static oxidation-reduction potential, or sORP, in human semen. MiOXSYS is a CE marked system and is an accurate, easy to use, and fast infertility assessment tool. It is estimated that 72.4 million couples worldwide experience infertility problems. In the United States, approximately 10% of couples are defined as infertile. Male infertility is responsible for between 40 – 50% of all infertility cases and affects approximately 7% of all men. Male infertility is often unexplained (idiopathic), and this idiopathic infertility is frequently associated with increased levels of oxidative stress in the semen. As such, having a rapid, easy-to-use diagnostic platform to measure oxidative stress should provide a practical way for male infertility specialists to improve semen analysis and infertility assessments without having to refer patients to outside clinical laboratories.

Male infertility is prevalent and underserved, and oxidative stress is widely implicated in its pathophysiology. The global male infertility market is expected to grow to over $300 million by 2020 with a CAGR of nearly 5% from 2014 to 2020. Oxidative stress is broadly implicated in the pathophysiology of idiopathic male infertility, yet very few diagnostic tools exist to effectively measure oxidative stress levels in men. However, antioxidants are widely available and recommended to infertile men. With the introduction of the MiOXSYS System, we believe for the first time there will be an easy and effective diagnostic tool to assess the degree of oxidative stress and potentially enable the monitoring of patients’ responses to antioxidant therapy as a treatment regimen for infertility. The MiOXSYS System received CE marking in Europe in January 2016 and obtained Health Canada Class II Medical Device approval in March 2016. We expect to advance MiOXSYS into clinical trials in the United States in order to enable 510k clearance.

ProstaScint® (capromab pendetide).

We became a commercial stage company by virtue of our acquisition of ProstaScint in May 2015 and are generating sales of this FDA-approved prostate cancer imaging agent. As prostate cancer is a condition commonly diagnosed and treated by urologists, ProstaScint complements our urology-focused product portfolio and pipeline. Prostate cancer is the most common cancer among men in the United States, with an estimated 241,000 annual cases (as of 2012). Further, more than 2.2 million men were alive in 2006 with some history of prostate cancer, and over 30,000 U.S. men die each year from the disease. The effect of prostate cancer on healthcare economics is substantial, which makes the need for accurate disease staging critical for treatment and management strategies. The U.S. market for the diagnosis and screening of prostate cancer is expected to total $17.4 billion by 2017, a compound annual growth rate, or CAGR, of 7.5% since 2012. At June 30, 2017, the ProstaScint asset was impaired based upon sales projections that we intend to only sell this product through mid-fiscal 2019, when this product expires.

Fiera® Personal Care Device

The Fiera Personal Care Device is the first hands-free wearable product for women, specifically designed to increase interest in, and physical readiness for sex, naturally. The product does so by creating a physically aroused state via the genitals. Co-created with healthcare professionals, Fiera is a small, discreet, fast-acting, and hands-free product that is designed to be used in advance of physical intimacy to help women feel ready and in the mood for sex. Fiera uses gentle suction coupled with stimulation to enhance blood flow to the genitals, increase lubrication, and ultimately get a woman ready for partnered intimacy in as little as 5 minutes.

With the acquisition of Nuelle, Inc., Aytu is expanding into the women’s sexual health and wellness market. Sexual wellness is inclusive of female sexual dysfunction which is a term that describes various sexual problems, such as low desire or interest, diminished arousal, orgasmic difficulties, and dyspareunia. Female sexual dysfunction is considered common, with an estimated prevalence of 43% from the U.S. National Health and Social Life Survey and similar estimates from other large, population-based surveys in the United States and the United Kingdom. In a study of over 31,000 women in the United States it was determined that 44% of women report a sexual problem. Specifically, the most common sexual problem is low desire, with a prevalence of 39%; followed by low arousal (26%) and orgasm difficulties (21%). Additionally, the incidence of sexual dysfunction is expected to increase through 2020 to effect more than 124 million women worldwide.

Fiera has been well studied and tested by health care professionals, and consumers and is scientifically proven to enhance arousal and interest in women of all ages, including pre and post-menopausal women. Recent consumer study results in women ages 25 – 75 showed that after 4 weeks of using Fiera:

•	97% of women felt physically aroused;
•	96% looked forward to being intimate with their partner;
•	93% felt excited and ready for sex;
•	89% of women felt more “in the mood”;

•	87% felt as ready for sex as their partner did;
•	86% of women felt a stronger emotional connection with their partner;
•	85% reported their orgasm felt pleasurable and intense;
•	85% thought about sex more often; and
•	85% engaged in sexual activity more often and felt satisfied in her relationship.

Previous studies also showed that 87% of women felt increased desire and 67% felt increased lubrication.

Key elements of our business strategy include:

•	Expand the commercialization of Natesto in the U.S. for the treatment of hypogonadism with our direct sales force. We launched Natesto in late summer 2016 and are targeting high prescribing TRT prescribers with a primary emphasis on urologists and male health practitioners.
•	Expand the commercialization in the U.S. of Fiera, through professional promotion using our existing sales force.
•	Establish MiOXSYS as a leading in vitro diagnostic device in the assessment of male infertility.
•	Continue the commercialization of FDA-approved ProstaScint for the staging of both newly diagnosed high-risk and recurrent prostate cancer patients.
•	Acquire additional marketed products and late-stage development assets within our core urology focus that can be efficiently marketed through our growing commercial organization.
•	Develop a pipeline of urology products, with a focus on identifying novel products with sufficient clinical proof of concept that require modest internal R&D expense.

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

Corporate History

We were incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado.

Vyrix Pharmaceuticals, Inc., or Vyrix, was incorporated under the laws of the State of Delaware on November 18, 2013 and was wholly owned by Ampio Pharmaceuticals, Inc. (NYSE American: AMPE), or Ampio, immediately prior to the completion of the Merger (defined below). Vyrix was previously a carve-out of the sexual dysfunction therapeutics business, including the late-stage men’s health product candidates, Zertane and Zertane-ED, from Ampio, that carve out was announced in December 2013. Luoxis Diagnostics, Inc., or Luoxis, was incorporated under the laws of the State of Delaware on January 24, 2013 and was majority owned by Ampio immediately prior to the completion of the Merger. Luoxis was initially focused on developing and advancing the RedoxSYS System. The MiOXSYS System was developed following the completed development of the RedoxSYS System.

On March 20, 2015, Rosewind formed Rosewind Merger Sub V, Inc. and Rosewind Merger Sub L, Inc., each a wholly-owned subsidiary formed for the purpose of the Merger, and on April 16, 2015, Rosewind Merger Sub V, Inc. merged with and into Vyrix and Rosewind Merger Sub L, Inc. merged with and into Luoxis, and Vyrix and Luoxis became subsidiaries of Rosewind. Immediately thereafter, Vyrix and Luoxis merged with and into Rosewind with Rosewind as the surviving corporation (herein referred to as the Merger). Concurrent with the closing of the Merger, Rosewind abandoned its pre-merger business plans, and we now solely pursue the specialty healthcare market, focusing on urological related conditions, including the business of Vyrix and Luoxis. When we discuss our business in this Report, we include the pre-Merger business of Luoxis and Vyrix.

On June 8, 2015, we (i) reincorporated as a domestic Delaware corporation under Delaware General Corporate Law and changed our name from Rosewind Corporation to Aytu BioScience, Inc., and (ii) effected a reverse stock split in which each common stock holder received one share of common stock for each 12.174 shares outstanding. At our annual meeting of shareholders held on May 24, 2016, our shareholders approved (1) an amendment to our Certificate of Incorporation to reduce the number of authorized shares of common stock from 300.0 million to 100.0 million, which amendment was effective on June 1, 2016, and (2) an amendment to our Certificate of Incorporation to affect a reverse stock split at a ratio of 1-for-12 which became effective on June 30, 2016. At our special meeting of shareholders held on July 26, 2017, our shareholders approved an amendment to our Certificate of Incorporation to affect a reverse stock split at a ratio of 1-for-20 which became effective on August 25, 2017. All share and per share amounts in this report have been adjusted to reflect the effect of these three reverse stock splits (hereafter referred to collectively as the “Reverse Stock Splits”).

Our Strategy

We expect to create value by implementing a focused, three-pronged strategy. Our primary focus is on expanding Natesto in the U.S, growing our current, revenue-generating products, and building a complementary portfolio of aligned urology assets. In just over two years since our merger we have acquired or in-licensed three FDA-approved, marketed assets (and have since divested one asset – Primsol® Solution), launched a specialty urology sales force, advanced our lead diagnostic asset MiOXSYS to CE marking, engaged in asset purchase and licensing discussions for products aligned to our strategy, launched Natesto in the U.S. through our own sales force and acquired Nuelle Inc., a wholly owned subsidiary focused on the Fiera product.

We believe the strategy of focusing on commercializing assets prescribed by urologists is logical for several reasons. First, urology is a large yet concentrated specialty practice area that can be efficiently targeted. There are approximately 10,000 active urologists in the U.S., and we believe that this audience can be efficiently reached with a relatively small, focused sales force. Additionally, 90% of urologists practice in metropolitan areas where concentrated sales targeting can be achieved and “windshield” or sales representative driving time between targets can be minimized. Importantly, 81% of urologists practice in group practices, and over 60% are in practices of four or more physicians. Further, and important in building a balanced yet focused product portfolio, sub-specialization within large urology clinics is common whereby there is frequently individual clinical focus on specific areas within urology including prostate cancer and conditions, infertility, sexual wellness and vitality, urinary incontinence, hypogonadism, etc. This enables a company to offer multiple products to the various sub-specialties within these focused, concentrated customer targets.

Further, urologists treat a wide range of conditions and are thus appropriate targets across a broad range of clinical assets (Natesto – hypogonadism; ProstaScint – prostate cancer; MiOXSYS – male infertility; Fiera – female sexual wellness). Importantly, in urology, direct physician office purchasing of drugs, devices, and diagnostics is common. Along with this, a significant proportion of urology groups are privately-owned and often own and operate their own outpatient surgery centers and in-office laboratories. Further, large urology group practices have substantial payer influence and can have the ability to negotiate as large groups to achieve better reimbursement and coverage for favored treatments and procedures. Perhaps as important as these other factors, urologists are exposed to relatively limited promotional focus by “Big Pharma” and we believe can therefore be accessed and impacted more readily by an emerging company, such as Aytu, over time.

Aytu BioScience’s Strategic Value Drivers

The primary elements of our strategy are:

•	Expanding the commercialization of Natesto , our revenue-generating, FDA-approved product in the United States via our direct commercial infrastructure. Launching Fiera in the United States via our direct sales force, and commercializing Fiera and MiOXSYS outside the United States via a developing distribution network.

Natesto is a novel, recently FDA-approved testosterone replacement therapy, or TRT, indicated for the treatment of hypogonadism in men. Natesto is the only nasal formulation of testosterone and is delivered via a proprietary nasal gel to enable simple, discreet application of testosterone into the nostrils. By virtue of applying Natesto to the nasal mucosa, and not to the man’s skin, there is no risk of transference to others. As such Natesto is the only TRT that does not have a black box warning associated with this potential for transference. Additionally, Natesto is a convenient form of testosterone that does not require application to large areas of the man’s body (arms, shoulders, upper torso, under arms) as required with market-leading products AndroGel and Axiron. A convenient form of TRT, applied two-to-three times a day in the nostrils, may be an appropriate option for men with hypogonadism who have active lifestyles, travel frequently, and value having a discreet way to treat their hypogonadism.

Low testosterone is a condition affecting approximately 13 million U.S. men, with U.S. revenues estimated at $2.4 billion in 2013. The market is expected to grow and we believe multiple factors are in place to position Natesto favorably in gaining market share in this large, growing market. By gaining less than a 5% share of the current U.S. market (assuming similar pricing and reimbursement), a novel TRT product could achieve annual revenues in excess of $100.0 million.

ProstaScint is the only imaging agent that specifically targets prostate cancer cells and demonstrates high sensitivity, specificity, and accuracy. In multiple clinical studies researchers have shown that when SPECT/CT scans were used in patients pre-treated with ProstaScint, ProstaScint imaging was highly sensitive in detecting prostate cancer and significantly predictive of 10-year biochemical disease-free survival in prostate cancer patients (86.6% vs. 65.5%; p=0.0014). Additionally, the American Cancer Society specifically recognizes ProstaScint by name in current prostate cancer diagnosis guidelines. At June 30, 2017, the ProstaScint asset was impaired based upon sales projections that we intend to only sell this product through mid-fiscal 2019, when this product expires.

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

The Fiera Personal Care Device is the first hands-free wearable product for women, specifically designed to increase interest in, and physical readiness for sex, naturally. Sexual wellness is inclusive of female sexual dysfunction which is a term that describes various sexual problems, such as low desire or interest, diminished arousal, orgasmic difficulties, and dyspareunia. Female sexual dysfunction is considered common, with an estimated prevalence of 43% from the U.S. National Health and Social Life Survey and similar estimates from other large, population-based surveys in the United States and the United Kingdom. In a study of over 31,000 women in the United States it was determined that 44% of women report a sexual problem. Specifically, the most common sexual problem is low desire, with a prevalence of 39%; followed by low arousal (26%) and orgasm difficulties (21%). Additionally, the incidence of sexual dysfunction is expected to increase through 2020 to effect more than 124 million women worldwide.

United States. We have launched a commercial infrastructure in the U.S. in order to support increased sales and distribution of Natesto, ProstaScint and Fiera in the U.S. We have a highly experienced sales force that is distinctly focused on impacting the prescribing of urologists, and through this efficient sales channel we are able to increase prescribing of our unique urology assets.

Ex-U.S. Fiera has not been previously marketed outside the U.S., therefore we believe we can realize commercial opportunities through efficient corporate partnerships in key markets around the world. With MiOXSYS now CE Marked we have started developing a distribution network to launch this first-in-class in vitro diagnostic device.

•	Developing a pipeline of novel urological therapeutics through assertive acquisition, licensing, or co-promotion, inclusive of both marketed and late-stage development assets.

In order to diversify our product portfolio and create more value, we intend to seek to acquire complementary products or product candidates to develop and/or commercialize, including marketed assets. Initially, the focus will be on acquiring products or product candidates for urological conditions but we will opportunistically consider other products or product candidates based on their ability to create value and complement our focus. We plan to pursue product acquisitions, inclusive of therapeutics, diagnostics, and devices, which we will evaluate for their strategic fit and potential for near-term and/or accretive value to us. In a little over two years from the Company’s merger in April 2015 we began generating revenue from the acquisition of ProstaScint (which we have since divested), and we later launched Natesto in July 2016 and Fiera in May 2017. We expect to continue to identify and acquire additional, complementary urology assets in the future.

•	Completing U.S. studies in male infertility with the MiOXSYS System to enable 510k clearance by FDA.

With MiOXSYS now CE marked and available for sale in many markets outside the U.S., we are positioned to initiate our clinical studies in the U.S. to enable 510k clearance. We expect to receive guidance from FDA on clinical study design and patient criteria and implement the required clinical program as soon as possible. If cleared in the U.S., MiOXSYS would be the first and only semen analysis diagnostic test cleared by the FDA for the detection of oxidative stress in infertility.

Male infertility is prevalent and underserved, and oxidative stress is widely implicated in its pathophysiology. As such, we have bolstered our research focus in this area with the MiOXSYS System to complement our focus on urologic conditions. The ex-US global male infertility market is estimated at over $800 million in diagnostics, therapeutics, and procedure costs. Oxidative stress is broadly implicated in the pathophysiology of idiopathic male infertility, yet very few diagnostic tools exist to effectively measure oxidative stress levels in men. However, antioxidants are widely available and recommended to infertile men. With the introduction of the MiOXSYS System, we believe for the first time there will be an easy and effective diagnostic tool to assess degree of oxidative stress and monitor patients’ responses to antioxidant therapy and improve diagnosis of male infertility.

Through our extensive network of researchers developed at one of our predecessor companies Luoxis, the RedoxSYS System has demonstrated the potential to have broad clinical applications inclusive of male infertility in semen analysis studies. Studies have been completed at the Cleveland Clinic, a major U.S. university and Hamad Medical Corporation, major hospital in Doha, Qatar in the evaluation of male infertility. As such, we developed the MiOXSYS System as a line extension to RedoxSYS to specifically assess oxidative stress in semen as a tool to assess male infertility. In January 2016, the MiOXSYS System received CE Marking and is now available for sale in multiple ex-U.S. markets including Europe, the Middle East, and parts of Asia. In March 2016, the MiOXSYS System obtained Health Canada Class II Medical Device approval. With Health Canada approval in place, the Company has begun initial marketing of the product in Canada.

Our FDA – Approved Urology Products

Two of our products have received FDA approval for marketing in the U.S.: Natesto and ProstaScint.

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

Image of Natesto (testosterone) nasal gel

The unique delivery of Natesto also enables simple, discreet use by a single application into each nostril two to three times daily and may improve compliance over topical forms that are applied to large sections of the arms, shoulders, and other large areas of the man’s upper torso. It also offers a more discreet method of TRT administration compared to films/patches (Androderm & Testoderm, which is applied to the scrotum) and doesn’t involve the pain, potential for site injection infections, and the administration inconvenience of the implantable and/or injectable TRTs such as Testopel and Aveed.

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

The U.S. Testosterone Replacement Therapy (TRT) Market

We believe we have an opportunity to increase revenue with Natesto in the U.S. Natesto competes in a large, growing market. The U.S. TRT market is large, with annual revenues in the U.S. in 2013 of $2.4 billion. At the current market size of over $2.0 billion, a product with 5% market penetration could achieve sales in excess of $100 million annually, assuming comparatively similar product pricing and reimbursement levels as seen with other TRTs.

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

Importantly, however, AndroGel is now facing generic threats with the expiration of key patents for its 1.0% formulation, and is beginning to see generic equivalents to its 1.62% formulation be introduced. Other products with significant shares of the TRT market include Axiron, Testim, Fortesta, Androderm, and Testopel.

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

Table 3: Mean (SD) Serum Total Testosterone Concentration on Day 90 Following
Administration of Natesto (11 mg of testosterone) Three Times Daily

Natesto (11 mg of testosterone) Three Times Daily (N=69)
Cavg(ng/dL)	421 (116)
Cmax(ng/dL)	1044 (378)
Cmin(ng/dL)	215 (74)

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

Newly Presented Natesto Safety and Efficacy Data

Secondary endpoints that were measured in the above-referenced pivotal trial included the impact on Natesto – over 90 days – on erectile function as well as on mood. The 90-day clinical trial demonstrated that – within 30 days of initiating treatment with Natesto – subjects exhibited a statistically significant and clinically meaningful improvement in all five domains of erectile function. Specifically, at the end of the 90-day treatment period, improvement from baseline for each domain were as follows:

•	36% improvement in erectile function
•	42% improvement in intercourse satisfaction
•	35% improvement in orgasmic function
•	31% improvement in sexual desire
•	38% improvement in overall satisfaction

In addition to demonstrating a significant improvement in erectile function, Natesto also exhibits a substantial impact on mood as measured by Positive Affect and Negative Affect Schedule (PANAS). As early as 30 days – and continuing up to day 90 – Natesto demonstrates a substantial increase in Positive Affect and a substantial decrease in Negative Affect.

In addition to efficacy parameters, safety parameters have also been examined and recently reported. Natesto restores serum testosterone to normal levels while Follicle Stimulating Hormone (FSH) and Luteinizing Hormone (LH) remained well within the reference range over 90 days. Also, hematocrit (increased blood thickness) was not significantly impacted by Natesto over 360 days of treatment. Other testosterone products alter levels of Follicle Stimulating Hormone (FSH) and Luteining Hormone (LH) and increase hematocrit.

Phase III 90-Day Clinical Trial: Select Safety Data[1]

Follicle Stimulating Hormone and Luteinizing Hormone Results[1]:

Treatment with Natesto® restored serum TT to normal levels while FSH and LH levels were reduced but remained well within the reference range.

Table 4

Follicle Stimulating Hormone (FSH) Reference FSH range in males = 1.6 - 8.0		
	b.i.d†	t.i.d
Mean Baseline (Day 0) (IU/L)	8.5	6
Mean Day 90 (IU/L)	6	3.1
Mean Change (IU/L)	-2.5	-2.9
Luteinizing Hormone (LH) Reference LH range in males = 1.5 - 9.3		
	b.i.d	t.i.d
Mean Baseline (Day 0) (IU/L)	5.4	5.3
Mean Day 90 (IU/L)	3.6	2.2
Mean Change (IU/L)	-1.8	-3.1

Hematocrit Results[1]:

Mean % Hematocrit (SD)		
	Combined BID†	Combined TID
Baseline avg (Day 0)	44.8% (3.5)	44.7% (3.5)
Day 90	43.5% (3.8)	44.6% (4.0)
180 Day Extension	45.1% (3.6)	45.9% (4.0)
360 Day Extension	45.5% (3.8)	45.2% (3.7)

- 8 subjects had hematocrit values >54% during the study (after baseline/screening): 3 (2.1%) subjects in the BID† group, and 5 (3.0%) subjects in the combined TID group.
- No hematocrit and hemoglobin value above the normal range was clinically significant.
- No post-treatment hematocrit value was above 58%.
- No subjects discontinued the study due to hematologic abnormalities.

†Claims associated with b.i.d. administration have not been evaluated by FDA.

Natesto® (testosterone) nasal gel CIII

Please see additional Important Safety Information on page 8 and refer to accompanying complete prescribing information

Natesto Product Features and Patient Benefits

We believe Natesto has a unique opportunity to gain market share in the more than $2.4 billion U.S. market given the product’s novel features and patient benefits including:

•	Ease of administration; Appropriate for men with busy, active lives;
•	Established efficacy in pivotal FDA trials with a unique, low dose of testosterone; Effective in improving serum testosterone levels while using a proven, lower dose of testosterone; significant symptom improvement, notably:

•	Natesto caused statistically significant improvements in each of the 5 domains of erectile function (P < 0.0001); The majority of the effect on erectile dysfunction was evident by Day 30
•	Substantial Increase in Positive Affect and Substantial Decrease in Negative Affect (PANAS) as Early as Day 30 (P < 0.0001)

•	Discreet product presentation and ease of transport (TSA compliant); Important for men who travel frequently and desire a simple, portable solution that travels easily with them;

•	No risk of secondary exposure to testosterone due to dermal transference, an important consideration when thinking about a hypogonadal man’s partner’s or child’s safety;

•	Safety, with a lower incidence of rising PSA levels than the market leading product AndroGel; Natesto demonstrates a 5.5% rate of rising PSA levels in clinical trials, while AndroGel demonstrated a rising PSA rate of over 11% in clinical trials. This is an important consideration as physicians concerned with understanding and tracking prostate cancer risk frequently monitor PSA levels in men over 50 years of age. Additionally, Natesto restored serum testosterone to normal levels while Follicle Stimulating Hormone (FSH) and Luteinizing Hormone (LH) remained well within the reference range over 90 days. Also, hematocrit (increased blood thickness) was not significantly impacted by Natesto over 360 days of treatment.

Natesto has proven efficacy and a product profile well suited for men suffering from hypogonadism who have active, busy lifestyles who want a simple, discreet TRT option. We believe Natesto can play an important role in the treatment of hypogonadism, a condition affecting approximately 13 million U.S. men.

Natesto Market Opportunity

Two recent developments have presented a unique opportunity for Natesto that we believe will enable us to effectively compete and be well positioned in the more than $2.0 billion TRT market. As previously indicated, AndroGel’s patent expired in 2015 and we expect a generic entrant to begin eroding AbbVie’s market share. As a result, we expect there to be diminished promotional support in the form of fewer physician details and lower overall promotional spending by AbbVie. In conjunction with the market leader’s diminished intellectual property position and potential diminished promotional spending, the TRT market has received increased scrutiny from the FDA.

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

In the FDA’s initial statement about the potential cardiovascular risks associated with TRT treatment, the agency commented:

“Patients should not stop taking their prescribed testosterone products without first discussing their questions or concerns with their health care professionals. ... The prescribing information in the drug labels of FDA-approved testosterone products should be followed.”

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

The MiOXSYS System was CE marked in January 2016, and we have started early commercialization efforts outside the U.S.

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

We conducted initial proof-of-concept clinical studies in male infertility with a leading research center in the United States, which demonstrated that oxidation-reduction potential effectively measures oxidative stress levels in semen and seminal plasma — and that these levels strongly correlate with established markers of infertility. Semen analysis studies are routinely conducted to assess causes of infertility, so we expect clinicians and oxidative stress researchers to readily integrate the MiOXSYS System into routine use upon the completion of more extensive studies and regulatory clearance for this use. Additional studies are now in the late planning stages that will evaluate the MiOXSYS System’s performance in the detection of oxidative stress levels and correlations with key semen parameters in both healthy and infertile males. The MiOXSYS System must receive 510k clearance from the FDA before we can market it for clinical use in the United States. Of the $300 million male infertility market projected for 2020, the North American, Middle Eastern, and Asia Pacific markets dominate due to prevalence, awareness of treatment, and availability of treatment resources. Thus, it is important that we have already established distribution relationships and direct access to major oxidative stress researchers in many of these important markets.

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

Recently additional studies have further demonstrated the clinical utility of the MiOXSYS System in Male Infertility.

Correlation of Sperm DNA fragmentation and Seminal oxidation reduction potential in infertile men.

M. Arafa1, El Bardisi1, A. Majzoub1, S. Alsaid1, H. Al Nawasra1, K. Khalafalla1, K. Al Rumaihi1, A. Agarwal2.

1. Hamad Medical Corporation, Urology, Doha, Qatar, 2. Cleveland Clinic, American Center for reproductive medicine, Cleveland, OH.

Abstract:

Objective: To determine if Sperm DNA fragmentation is really correlated to seminal oxidative stress.

Design: Prospective study performed on 312 patients attending the male infertility clinic at a tertiary medical center between February and August, 2016. Patients receiving medical or surgical treatment for infertility prior to their presentation or who had a sperm concentration less than 5 million/ml sperm were excluded. Patients were subjected to history taking, clinical examination as well as semen analysis and SDF assessment using Halosperm kit (cut off value <30%) and static oxidation reduction potential (sORP) using MiOXSYS system. Patients were divided according to SDF result (normal/ high) and to age (<40 years / > 40 years).

Results: A total number of 312 patients were included in the study. Patients with high SDF had significantly higher age than those with normal SDF. The mean total and progressive motility was significantly higher in the normal SDF group while sORP was significantly lower in the normal SDF group compared with the high SDF group. Presence of varicocele did not significantly affect SDF level (Table 1). SDF was negatively correlated with total (-0.526, p<0.001) and progressive motility (-0.415, p<0.001) and positively correlated with abnormal morphology, sORP and age (0.351, 0.222 and 0.192, respectively, p<0.001 for all). SDF was significantly lower while total motility was significantly higher in patients <40 years compared with patients >40 years of age.

Conclusions: Sperm DNA fragmentation is positively correlated with seminal oxidative stress measured by Seminal oxidation reduction potential. Sperm DNA fragmentation and seminal oxidation reduction potential should be included in assessment of male infertility. Using ORP testing can help in detecting the target patients for antioxidant therapy.

Effect of seminal ORP value on embryo quality and clinical pregnancy rate

A. Ayaz1, B. Balaban2, S. Sikka2, A. Isiklar2, M. Tasdemir2, B. Urman2.

1. Tulane University, Department of Urology, New Orleans, LA, USA.

2. VKF American Hospital, Assisted Reproduction Unit, Istanbul, Turkey.

Abstract:

Objective: To determine whether ORP in semen of men undergoing ART affects embryo quality during IVF and plays any role in predictive value for clinical pregnancy.

Design: Prospective study was carried out in the VKF American Hospital, Assisted Reproduction Unit, Istanbul, Turkey. The study was approved by Koc University the institutional review board and patients signed a consent prior to participation. The 154 male patients who were visiting Andrology laboratory (between May 31, 2016 and Jan 1, 2017) were grouped in according to semen ORP values. IVF was performed using the semen samples by our routine established protocol. Exclusion criteria included azoospermia, presence of STD or chronic disease, use of any prescription drug or OTC medications or antioxidants. Semen samples were collected and assessed for routine parameters using the WHO-2010 guidelines. sORP was measured (mV) using the MiOXSYS system and normalized to concentration (mV/10 sperm/mL). Embryo was graded based on the quality (Grade 1 for best quality and Grade 5 is poor).

Results: All semen samples were grouped as 'High ORP” and 'Low ORP” based upon seminal ORP cut-off value of 1.36 mV/10 sperm. Mean Grade 1 embryo quality in High ORP group (n=81) and low ORP group (n=26) was 2.88 ± 1.76 and 1.33 ± 0.47 respectively. In addition, Mean Grade 2 embryo in High ORP group was 2.47 ± 1.54 and in low group was 4 ± 1.63 accordingly. Clinical pregnancy rate (Mean 0.48; 19/40) was significantly higher (p=0.006) in low ORP group compared to high ORP group (1/8) however there was no significant difference in embryo quality in both high and low ORP groups (Grade I embryo p=0.67, Grade II G2 embryo p=0.33). Also, mean mother age in two groups was not significantly different (low ORP = 37.2 years and high ORP=35.2 years; p=0.23). These data suggest that ORP may play an important role in determining the success of clinical pregnancy irrespective of oocyte quality in women >35 yrs. of age.

Conclusions: Semen ORP measurement can be used as an indicator of oxidative stress and help determine the successful embryo development during IVF. These findings may have important diagnostic and prognostic implications for couples experiencing male infertility and undergoing assisted reproductive technique (ART). Further studies are warranted to explore the mechanism of increased ORP in a subset of couples (male factor, no female factor) undergoing ART to corroborate the significance of these findings.

High levels of seminal oxidation reduction potential (ORP) in infertile men with clinical varicocele

R. Saleh1, A. Agarwal2

1. Faculty of Medicine- Sohag University, Dermatology- Venereology and Andrology, Sohag, Egypt.

2. Cleveland Clinic, American Center for reproductive medicine, Cleveland, OH.

Abstract:

Objective: To determine if seminal oxidation reduction potential (ORP) increases in infertile men with clinical varicocele.

Design: A prospective controlled pilot study was conducted on 36 men seeking medical advice for an infertility problem between October, 2016 and January, 2017. Following clinical examination, and scrotal color Doppler ultrasound, infertile men were divided into two groups. Group1: infertile men with clinical varicocele; and group 2: infertile men with idiopathic infertility (no detectable abnormality in their genital examination). Patients were examined in an infertility center by the same Andrologist. Semen analysis was performed according to the WHO manual (2010). Seminal ORP was measured using the MiOXSYS system (Aytu BioScience, Inc., Englewood, CO, USA). Absolute values of ORP, in millivolts (mV), were normalized for sperm concentrations and results were expressed as mV/10 sperm/mL. Quantitative measures were presented as median and inter-quartile range (25 and 75 centiles). P value less than 0.05 was considered significant.

Results: The study included 17 patients in group 1 and 19 in group 2. Patient's age and duration of infertility in group 1 [ 32 (30, 34) years] & [4 (1.5, 5) years] were not significantly different from group 2 [33 (30, 36.5) years] & [2 (1.25, 3.5) years] (P values = 0.64 & 0.27; respectively). Patients in group 1 had significantly lower sperm concentrations [ 20 (5, 30) × 10 /mL], and normal forms [3 (2, 4) %] as compared to those in group 2 [ 30 (20, 72.5 × 10 /mL]; and [ 4 (3, 5) %] (P values = 0.03 & 0.005; respectively). Levels of seminal ORP were significantly higher in group 1 [3.04 (1.94, 7.75) mV/10 sperm/mL] as compared to group 2 [1.12 (0.42, 2.25) mV/10 sperm/mL]. A significant inverse correlation was found between ORP and sperm concentration (= -0.531, = 0.001), total sperm count ( = -0.453, = 0.008), progressive motility ( = -0.460, = 0.007), total motility ( = -0.526, = 0.002) and normal forms ( = -0.597, < 0.001). A significant positive correlation was found between ORP and seminal leukocytes ( = 0.476, = 0.003).

Conclusions: Seminal ORP is significantly higher in infertile men with clinical varicocele as compared to those with no detectable abnormality in their genital examination (idiopathic infertility). These findings may have important diagnostic and therapeutic implications. Further studies are warranted to explore the mechanism of increased ORP in a subset of infertile men with clinical varicocele. In addition, future studies may help determine those patients who would benefit from antioxidant therapy and/or surgical repair of varicocele.

RedoxSYS System for Research Use

We completed the development of the RedoxSYS System (MiOXSYS’ predecessor product) during the two years preceding the April 2015 Merger. In 2014, we received ISO 13485 certification, demonstrating our compliance with global quality standards in medical device manufacturing. This enabled the launch of the RedoxSYS System into the research market around the world. We also received a CE marking in Europe in January 2016 and Health Canada clearance in March 2016 to begin the market development of the RedoxSYS System as a clinical diagnostic in Europe, Canada, and elsewhere around the world where CE marking is recognized. We launched sales efforts into the research market in late 2014 and since that time have placed the RedoxSYS System at a number of prominent research centers in the United States, Europe, and Israel. We expect to leverage these research relationships and build numerous applications in areas where researchers are studying oxidative stress. Currently, there are no available research platforms that measure oxidation-reduction potential in biologic fluids (i.e., blood, plasma, serum, semen, seminal fluid, cerebrospinal fluid, tissue, and cells). While oxidative stress is commonly studied in research settings around the world (both academia and industry), the current assessment methods are incomplete, time consuming, and often impractical for assessing oxidative stress completely. To position the RedoxSYS System effectively in the research market, we have placed key personnel in the United States, Europe, and Asia to develop direct research business relationships as well as distribution networks. Through these proof of concept studies and clinical exploratory studies, we identified the application of oxidation-reduction potential in male infertility assessment. As such, MiOXSYS was developed specifically for assessing semen and seminal plasma ORP levels. While we expect additional clinical applications to be developed through these applications, our near-term focus is on completing the development of MiOXSYS for use in semen analysis for male infertility assessment.

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

Image of the MiOXSYS Sensor Strips

Regulatory Pathway

We achieved ISO 13485: 2003 in late 2013 following the successful development of a compliant medical device quality system. Following the issuance of our ISO certification, we obtained CE marking for the RedoxSYS System, which has enabled initial market development in Europe and markets that accept a CE marking. In December 2015, we achieved CE marking for MiOXSYS following technical validation and clinical study completion in male infertility. In March 2016, we obtained Health Canada Class II Medical approvals for MiOXSYS. In the United States, we intend to pursue 510k clearance with the FDA for the MiOXSYS System. We have recent, ongoing correspondence with the FDA and have confirmed that MiOXSYS is appropriate for the 510k pathway, and we are pursuing regulatory clearance through this pathway.

United States Commercial Strategy

If the clinical studies to measure oxidative stress in male infertility are successful, we expect to pursue that intended use for the MiOXSYS System via the FDA 510k pathway. If cleared for the infertility intended use, we intend to seek to commercialize the MiOXSYS System as a new tool for the assessment of oxidative stress in infertility in men. We envision pursuing a direct sales effort to high priority urology/andrology laboratories, infertility clinics and reference centers across the United States. We have identified the primary, influential centers in the United States and believe our commercial deployment will be efficient through a focused sales and marketing effort. We intend to seek to sell the MiOXSYS System into individual centers and laboratories but will focus our revenue model on the repeat ordering of the disposable, single use MiOXSYS sensor strips. We expect to realize a favorable gross margin on the basis of estimated low cost of goods sold on both components of the system. We envision an average selling price for the disposable sensors of approximately $25. We envision selling the MiOXSYS analyzers for approximately $2,500 but will also pursue an instrument rental agreement model with minimum disposable sensor purchase requirements.

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

ROW Commercial Strategy

We intend to undertake a similar strategy outside the United States for the RedoxSYS and MiOXSYS Systems while complementing our efforts in infertility and research with adjunct applications in critical care conditions. To efficiently execute across our strategy, we intend to utilize a network of established distributors in the target markets in Europe and Asia. We have already established distribution arrangements with multiple distributors in multiple countries, and through these distributors, we have sold MiOXSYS in over 20 countries around the world. We anticipate slightly reduced pricing outside the U.S. for the disposable sensors given the anticipated lower pricing observed ex-US for diagnostic and research products.

Nuelle and the Fiera® Personal Care Device

Fiera is a revenue-generating women’s personal care product marketed in the United States primarily through consumer promotion. Fiera is the first of its kind, hands-free, personal care device for women that enhances physical arousal and interest in sex. In scientific and consumer studies conducted with hundreds of women with stated sexual desire and response concerns, Fiera has demonstrated highly consistent benefit. Importantly, Fiera is also endorsed by and receives professional recommendations from leading sexual health experts across the United States and has been studied and presented by the same experts.

Fiera was created with OB-GYNs and has multiple scientific studies showing it works. Fiera helps women who have changing levels of arousal, interest, and vaginal dryness, enter a sexual experience with enhanced levels of excitement and interest. Fiera works naturally with a woman’s body and provides a hands-free experience thanks to the innovative design.  Fiera uses light stimulation and a gentle suction action to enhance blood flow and increase lubrication in advance of sex, in as little as 5 minutes.

Product Features of Fiera Personal Care Devices:

•	Proprietary dual-action technology enhances blood flow to the genitals
•	Small, fast-acting and hands-free, typically worn for 5-15 minutes and then removed in preparation for sexual activity
•	Features pattern and intensity settings for a customizable experience
•	Made with comfortable, body-safe materials (phthalate free)
•	Uses rechargeable battery
•	Does not require a prescription (consumer device)

The Fiera Device	The Fiera Device + Remote

The Fiera SofSense™ Rings

The Fiera SofSense™ ring refills are available and sold in two styles, for a custom fit. Each refill box contains three SofSense™ rings, and each ring is designed to be used up to five times.

United States-Based Consumer Study

Fiera has been extensively studied and tested by consumers and physicians. Fiera is scientifically proven to enhance genital arousal in women of all ages, including pre and post-menopausal women.

Consumer study results in women ages 25-75 showed that after 4 weeks of using Fiera + Remote:

•	97% of women felt physically aroused
•	96% looked forward to being intimate with their partner
•	93% felt excited and ready for sex
•	89% of women felt more “in the mood”
•	87% felt as ready for sex as their partner did

Previous studies also showed that 87% of women felt increased desire and 67% felt increased lubrication. In a separate scientific study of pre and post-menopausal women, arousal occurred on average in 5 minutes.

Clinical Data on the Fiera Personal Care Device

Fiera serves several important functions:

1.	It helps to encourage blood flow in the clitoris (vasocongestion), a key physical reaction that signals your body that you are ready for sex.
2.	It provides direct stimulation, accelerating the effect of the suction.
3.	A soft, silicone ring adheres with a gentle suction holding the product in place so that your hands are free.

Fiera is tucked under the labia and worn over the clitoris, a woman’s most sensitive sexual organ to enhance arousal through a proprietary combination of gentle suction and multi-focal stimulation. As the nerve endings in the clitoris respond, a woman begins to experience enhanced sensation to the genital area, which triggers a physical state of arousal.

Our research shows that use of Fiera regularly over a 4-week period also increases a woman’s level of sexual desire. Women also report looking forward to and enjoying sexual activity more.

A study of 14 sexually active, premenopausal women was conducted to determine the degree of engorgement – as measured by temperature change in the external genitalia – produced by Fiera. Fiera produced statistically significant increases in vulvar temperatures, which is a marker of genital blood flow and engorgement. 100% of study participants reported feeling “In the Mood” for sex after use of Fiera. Additionally, 100% of study participants experienced genital sexual arousal during use of Fiera. Another study of 12 sexually active, postmenopausal women demonstrated that Fiera produced statistically significant increases in vulvar temperature. Use of Fiera in this population of postmenopausal women produced sexual desire in 100% of the subjects while 83% experienced genital arousal.

ProstaScint for the Detection of Prostate Cancer

On May 20, 2015, we acquired ProstaScint® from Jazz Pharmaceuticals. The ProstaScint Kit, or capromab pendetide, is a radio-labeled monoclonal antibody, which is a biologic product that targets a specific antigen. ProstaScint targets prostate specific membrane antigen, or PSMA, a protein uniquely expressed by prostate tissue. A radioactive substance called Indium (In 111) is attached to the proprietary, mouse-derived antibody. The radiolabeled antibody is infused into the patient and is taken up by prostate cancer cells which can be detected and visualized with a special nuclear medicine scan (single-photon emission tomography, or SPECT). ProstaScint has been shown to be clinically effective in determining the course of treatment for a patient who has had a prostatectomy and/or has suspected metastasis (spread of the cancer cells beyond the prostate). Further, ProstaScint has demonstrated efficacy in patients classified as high risk or with recurrent prostate cancer. ProstaScint has been approved by the FDA and Health Canada, and significant clinical data exist demonstrating the significant predictive value in prostate cancer staging. At June 30, 2017, the ProstaScint asset was impaired based upon sales projections that we intend to only sell this product through mid-fiscal 2019, when this product expires.

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

In late fiscal 2017, we decided to implement a harvest strategy for the ProstaScint product, due to increased competition and the cost to continue manufacturing. Based upon our current projections, we believe that we will continue to sell this product through fiscal 2018 and the first half of fiscal 2019.

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

We will continue to look to identify unique product assets to acquire based on specific attributes including but not limited to: therapeutic area/indication; growth potential; intellectual property position (patents, regulatory, manufacturing or development technicalities, etc.); valuation; strategic fit; commercial orientation and other factors. Indications of interest include products to treat conditions such as urinary incontinence, sexual wellness and vitality, hypogonadism, prostate and other urological cancers, urinary tract infections, and other urological conditions. However, during fiscal 2018, our primary focus will be on growing our current core assets and working towards cash-flow breakeven.

Government Regulation

While we do not have any pharmaceutical product candidates that we are actively developing as of the date of this Report, we may in the future acquire such products. Currently, we are developing two medical device candidates, the RedoxSYS and MiOXSYS Systems, for which regulatory approval must be received before we can market them within the United States. Regulatory approval processes for our current and any future product candidates are discussed below.

Approval Process for Pharmaceutical Products

FDA Approval Process for Pharmaceutical Products

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all pre-clinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $2.3 million and the manufacturer and/or sponsor under an approved NDA are also subject to annual product and establishment user fees, currently approximately $100,000 per product and $600,000 per establishment. These fees are typically increased annually.

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

Unless an exemption applies, each medical device we wish to distribute commercially in the United States will require marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510k clearance, and premarket approval, also called PMA approval. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification and adherence to the FDA’s current Good Manufacturing Practices, or cGMP, known as the Quality System Regulations, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls and include life sustaining, life-supporting or implantable devices, devices of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Most Class I devices and some Class II devices are exempted by regulation from the 510k clearance requirement and can be marketed without prior authorization from the FDA. Some Class I devices that have not been so exempted and Class II devices are eligible for marketing through the 510k clearance pathway. By contrast, devices placed in Class III require PMA approval prior to commercial marketing. The PMA approval process is more stringent, time-consuming and expensive than the 510k clearance process, however, the 510k clearance process has also become increasingly stringent and expensive. The FDA has provided initial guidance to us that the MiOXSYS and RedoxSYS Systems are appropriate for the 510k clearance process.

510k Clearance. To obtain 510k clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a device legally marketed in the United States that is not subject to PMA approval, commonly known as the “predicate device.” A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510k clearance process can exceed 90 days and may extend to a year or more.

After a device has received 510k clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510k clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510k clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

Before we can submit a medical device for 510k clearance, we may have to perform a series of generally short studies over a period of months, including method comparison, reproducibility, interference and stability studies to ensure that users can perform the test successfully. Some of these studies may take place in clinical environments, but are not usually considered clinical trials. For PMA submissions, we would generally be required to conduct a longer clinical trial over a period of years that supports the clinical utility of the device and how the device will be used.

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

Regulation after FDA Clearance or Approval

Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which include, among other things, testing, control and documentation requirements. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510k clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions, fines and imprisonment. Our contract manufacturers’ facilities operate under the FDA’s cGMP requirements.

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

Reimbursement

Natesto is covered by many commercial insurance providers and pharmacy benefit management companies and is largely dependent upon reimbursement for continued use in the U.S. market. Natesto is also covered under a Rebate Agreement between us and Centers for Medicare and Medicaid Services. This, in turn, enables states to offer public payer coverage of Natesto through their separate Medicare and public assistance programs. Additionally, privately managed Medicare Part D plans may choose to cover Natesto prescriptions through their plans’ pharmacy benefits. ProstaScint is dependent upon reimbursement for continued use in the U.S. market, and ProstaScint does have a reimbursement code as assigned by the American Medical Association. ProstaScint is currently reimbursed by Medicare, Medicaid, and various private health plans. However, reimbursement is not universally available throughout the United States for ProstaScint. We do not anticipate that the sales of the MiOXSYS System, if approved for sale in the U.S., will be heavily dependent upon reimbursement by third-party payors. Traditionally, sales of pharmaceuticals, diagnostics, ad devices that are not “lifestyle” indications depend, in part, on the extent to which products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services. The sexual wellness market is typically known as a cash payor market, and because Fiera is not classified as a pharmaceutical or a medical device by the FDA, there will be no reimbursement paid by third parties on the product.

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

Intellectual Property

Aytu has an exclusive license from Acerus Pharmaceuticals Corporation for the United States to intellectual property related to a nasal gel drug product containing testosterone to treat hypogonadism in males, including the FDA approved product Natesto®, as well as an authorized generic version and OTC versions thereof. The license includes sublicense rights to intellectual property owned by Mattern Pharmaceuticals and exclusively licensed to Acerus by Mattern Pharmaceuticals. The sublicensed intellectual property includes four Orange Book listed patents directed at nasal gel formulations containing testosterone or methods of testosterone replacement therapy by nasal administration of the same. It further includes three patents that are not listed in the Orange Book directed at a testosterone formulation, a method of making a testosterone formulation and a method for reducing physical or chemical interactions between a nasal testosterone formulation and a plastic container.

The Acerus license also grants rights to intellectual property owned by Acerus which includes ten nonprovisional patent applications, some of which may be abandoned. These patent applications include at least four pending applications directed to testosterone titration methods, intranasal testosterone bio-adhesive gel formulations, and controlled release testosterone formulations.

We have an extensive range of intellectual property for MiOXSYS, RedoxSYS, Fiera and ProstaScint. We have patent protection in the United States and several other large markets worldwide. Specifically, we have numerous patents issued and pending for the RedoxSYS/MiOXSYS systems and their use in the U.S., Europe, Canada, Israel, Japan, and China.

Our patent portfolio related to RedoxSYS/MiOXSYS is focused on the United States and core foreign jurisdictions which include Europe, Canada, Israel, Japan and China. The portfolio is supported in the United States and core foreign jurisdictions and consists of 20 issued patents and 27 pending applications.

The portfolio primarily consists of seven families filed in the United States and in core foreign jurisdictions. The first family includes seven issued patents and three pending applications with claims directed to the measurement of the ORP of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2028. The second family includes two pending United States applications, two issued United States patents and four pending applications in core foreign jurisdictions with claims directed to the measurement of the ORP capacity of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2033. The third family includes eight issued patents and three pending applications with claims directed to devices and methods for the measurement of ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2032. The fourth family includes one pending United States application, one issued United States patent, two issued patents in core foreign jurisdictions and three pending applications in core foreign jurisdictions with claims directed to multiple layer gel test strip measurement devices and methods of making for use in measuring ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2033. The fifth family includes one pending United States application and one pending application filed under the Patent Cooperative Treaty with claims directed to methods for monitoring food production and quality. The standard 20-year expiration for patents in this family is in 2035. The sixth family includes one pending United States application and six pending applications in core foreign jurisdictions with claims directed to methods for determining fertility characteristics from the ORP of a biological sample. The standard 20-year expiration for patents in this family is in 2035. The seventh family includes one pending United States application and one pending application filed under the Patent Cooperation Treaty with claims directed to methods for evaluating stroke patients from the ORP characteristics of a biological sample. The standard 20-year expiration for patents in this family is in 2036.

The Fiera portfolio includes multiple utility patent families in the United States and foreign jurisdictions with claims to the Fiera device. The United States portfolio includes one issued patent and nine pending applications; the foreign portfolio includes six issued patents, nine pending applications and one PCT application. In addition, Fiera is protected by a substantial design patent portfolio with four issued United States design patents and three pending United States design applications. As well, the design portfolio includes forty-one issued design patents.

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

We are a very small life sciences company compared to other companies that we are competing against. Our current and potential competitors include large pharmaceutical, biotechnology, diagnostic, and medical device companies, as well as specialty pharmaceutical and generic drug companies. Many of our current and potential competitors have substantially greater financial, technical and human resources than we do and significantly more experience in the marketing, commercialization, discovery, development and regulatory approvals of products, which could place us at a significant competitive disadvantage or deny us marketing exclusivity rights. Specifically, our competitors will most likely have larger sales teams and have more capital resources to support their products then we do.

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

Natesto

Natesto competes in a growing market. The U.S. TRT market is large, with annual revenues in the U.S. in 2016 of approximately $2.0 billion. At the current market size of approximately $2.0 billion, a product with 5% market penetration could achieve sales of approximately $100 million annually, assuming comparatively similar product pricing and reimbursement levels as seen with other TRTs.

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

ProstaScint

We have acquired a two-year supply of ProstaScint through our asset purchase agreement with Jazz Pharmaceuticals, which we project to last through fiscal 2018 and the first half of fiscal 2019.

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

Employees

As of August 15, 2017, we had 63 full-time employees and utilized the services of a number of consultants on a temporary basis. Overall, we have not experienced any work stoppage and do not anticipate any work stoppage in the foreseeable future. None of our employees is subject to a collective bargaining agreement. Management believes that relations with our employees are good.

Available Information

Our principal executive offices are located at 373 Inverness Parkway, Suite 206, Englewood, Colorado 80112 USA, and our phone number is (720) 437-6580.

We maintain a website on the internet at http://www.aytubio.com. We make available free of charge through our website, by way of a hyperlink to a third-party site that includes filings we make with the SEC website (www.sec.gov), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 15(d) of the Exchange Act. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Code of Ethics

We have adopted a written code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer. We intend to disclose any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. This code of ethics and business conduct can be found in the corporate governance section of our website, http://www.aytubio.com.

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

We are a commercial-stage healthcare company with a limited operating history. Prior to implementing our commercial strategy in the fourth calendar quarter of 2015, we did not have a focus on profitability. As a result, we have not generated substantial revenue to date and are not profitable, and have incurred losses in each year since our inception. Our net loss for the years ended June 30, 2017 and 2016 was $22.5 million and $28.2 million, respectively. We have not demonstrated the ability to be a profit-generating enterprise to date. With the financing that occurred in August 2017 of $11.8 million, we believe that we can get to cash flow break even and profitability but we still expect to incur substantial losses during fiscal 2018. Even though we expect to have revenue growth in the next several fiscal years, it is uncertain that the revenue growth will be significant enough to offset our expenses and generate a profit in the future. Our ability to generate significant revenue is uncertain, and we may never achieve profitability. We have a very limited operating history on which investors can evaluate our potential for future success. Potential investors should evaluate us in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage healthcare businesses, many of which will be beyond our control. These risks include the following:

•	uncertain market acceptance of our products and product candidates;
•	lack of sufficient capital;
•	U.S. regulatory approval of our products and product candidates;
•	foreign regulatory approval of our products and product candidates;
•	unanticipated problems, delays, and expense relating to product development and implementation;
•	lack of sufficient intellectual property;
•	the ability to attract and retain qualified employees;
•	competition; and
•	technological changes.

As a result of our limited operating history, and the increasingly competitive nature of the markets in which we compete, our historical financial data, is of limited value in anticipating future operating expenses. Our planned expense levels will be based in part on our expectations concerning future operations, which is difficult to forecast accurately based on our limited operating history and the recentness of the acquisition of our products Natesto, MiOXSYS, ProstaScint and Fiera. We may be unable to adjust spending in a timely manner to compensate for any unexpected budgetary shortfall.

We have not received any substantial revenues from the commercialization of our current products to date and might not receive significant revenues from the commercialization of our current products or our product candidates in the near term. Even though ProstaScint and Natesto are each an approved drug that we are marketing, we only acquired ProstaScint in May 2015 and Natesto in April 2016. In addition, we only acquired Fiera in May 2017 and launched our MiOXSYS device in early fiscal 2017. As a result, we have limited experience on which to base the revenue we could expect to receive from sales of these products. To obtain revenues from our products and product candidates, we must succeed, either alone or with others, in a range of challenging activities, including expanding markets for our existing products and completing clinical trials of our product candidates, obtaining positive results from those clinical trials, achieving marketing approval for those product candidates, manufacturing, marketing and selling our existing products and those products for which we, or our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, if any, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are sufficient enough for us to achieve profitability.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our product expansion and development efforts or other operations.

We are expending resources to expand the market for Natesto, MiOXSYS and Fiera, none of which might be as successful as we anticipate or at all and all of which might take longer and be more expensive to market than we anticipate. We also are currently advancing our MiOXSYS device through clinical development. Developing product candidates is expensive, lengthy and risky, and we expect to incur research and development expenses in connection with our ongoing clinical development activities with the MiOXSYS System. As of June 30, 2017, our cash, cash equivalents and restricted cash totaling $878,000, available to fund our operations offset by an aggregate $3.0 million in accounts payable and other and accrued liabilities. In November 2016, we conducted a public offering of our common stock and warrants from which we received net cash proceeds of approximately $7.6 million. We closed on a private placement of common stock, Series A preferred stock and warrants in August 2017 from which we received gross proceeds of approximately $11.8 million. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to continue the expansion of marketing efforts for Natesto, ProstaScint and Fiera and to obtain regulatory approval for, and to commercialize, our current product candidate, the MiOXSYS System. Raising funds in the current economic environment, as well our lack of operating history, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If we are unable to obtain funding on a timely basis, we may be unable to expand the market for Natesto, MiOXSYS or Fiera and/or be required to significantly curtail, delay or discontinue one or more of our research or development programs for the MiOXSYS system, or any future product candidate or expand our operations generally or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

If we do not obtain the capital necessary to fund our operations, we will be unable to successfully expand the commercialization of Natesto, ProstaScint and Fiera and to develop, obtain regulatory approval of, and commercialize, our current product candidate, the MiOXSYS System.

The expansion of marketing and commercialization activities for our existing products and the development of pharmaceutical products, medical diagnostics and medical devices is capital-intensive. We anticipate we may require additional financing to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

•	the costs, progress and timing of our efforts to expand the marketing of Natesto, ProstaScint and Fiera;
•	progress in, and the costs of, our pre-clinical studies and clinical trials and other research and development programs;
•	the costs of securing manufacturing arrangements for commercial production;
•	the scope, prioritization and number of our research and development programs;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
•	the costs of establishing, expanding or contracting for sales and marketing capabilities for any existing products and if we obtain regulatory clearances to market our current product candidate, the MiOXSYS system;
•	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any; and
•	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights.

If funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts or our technologies, research or development programs.

We will incur increased costs associated with, and our management will need to devote substantial time and effort to, compliance with public company reporting and other requirements.

As a public company, we incur significant legal, accounting and other expenses. In addition, the rules and regulations of the SEC and any national securities exchange to which we may be subject in the future impose numerous requirements on public companies, including requirements relating to our corporate governance practices, with which we will need to comply. Further, we will continue to be required to, among other things, file annual, quarterly and current reports with respect to our business and operating results. Based on currently available information and assumptions, we estimate that we will incur up to approximately $500,000 in expenses on an annual basis as a direct result of the requirements of being a publicly traded company. Our management and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations, and our efforts and initiatives to comply with those requirements could be expensive.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management conducted an assessment of the effectiveness of our internal control over financial reporting for the year ended June 30, 2017, and concluded that such control was effective.

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

If we are unable to conclude that we have effective internal control over financial reporting or if our independent auditors are unwilling or unable to provide us, when required, with an attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to obtain listing on a securities exchange such as the NASDAQ Capital Market or the NYSE American, LLC.

Risks Related to Product Development, Regulatory Approval and Commercialization

Natesto, MiOXSYS, ProstaScint and Fiera may prove to be difficult to effectively commercialize as planned.

Various commercial, regulatory, and manufacturing factors may impact our ability to maintain or grow revenues from sales of Natesto, MiOXSYS, ProstaScint and Fiera. Specifically, we may encounter difficulty by virtue of:

•	our inability to adequately market and increase sales of any of these products;
•	our inability to secure continuing prescribing of any of these products by current or previous users of the product;
•	our inability to effectively transfer and scale manufacturing as needed to maintain an adequate commercial supply of these products;
•	reimbursement and medical policy changes that may adversely affect the pricing, profitability or commercial appeal of Natesto, MiOXSYS, or ProstaScint; and
•	our inability to effectively identify and align with commercial partners outside the United States, or the inability of those selected partners to gain the required regulatory, reimbursement, and other approvals needed to enable commercial success of MiOXSYS, ProstaScint or Fiera.

We have limited experience selling our current products as they were acquired from other companies or were recently approved for sale. As a result, we may be unable to successfully commercialize our products and product candidates.

Despite our management’s extensive experience in launching and managing commercial-stage healthcare companies, we have limited marketing, sales and distribution experience with our current products. Our ability to achieve profitability depends on attracting and retaining customers for our current products, and building brand loyalty for Natesto, MiOXSYS, ProstaScint and Fiera. To successfully perform sales, marketing, distribution and customer support functions, we will face a number of risks, including:

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

We may enter into collaborations with third parties to conduct clinical testing, as well as to commercialize and manufacture our products and product candidates. If we are able to identify and reach an agreement with one or more collaborators, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety, obtaining regulatory approvals, and clinical trial results. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated. Further, the economic environment at any given time may result in potential collaborators electing to reduce their external spending, which may prevent us from developing our product candidates.

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

As a result, collaboration agreements may not lead to development or commercialization of our product candidates in the most efficient manner or at all. For example, our former collaborator that licensed our former product candidate, Zertane conducted clinical trials which we believe demonstrated efficacy in treating PE, but the collaborator undertook a merger that we believe altered its strategic focus and thereafter terminated the collaboration agreement. The Merger also created a potential conflict with a principal customer of the acquired company, which sells a product to treat premature ejaculation in certain European markets.

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

At any time and for any reason, we or our strategic partners may decide to discontinue the development or commercialization of a product or product candidate. If we terminate a program in which we have invested significant resources, we will reduce the return, or not receive any return, on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our strategic partners terminates a program, we will not receive any future milestone payments or royalties relating to that program under our agreement with that party. As an example, we discontinued the development of Zertane in June 2016 and sold Primsol in March 2017.

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

Pre-clinical testing and clinical trials are long, expensive and unpredictable processes that can be subject to extensive delays. We cannot guarantee that any clinical studies will be conducted as planned or completed on schedule, if at all. It may take several years to complete the pre-clinical testing and clinical development necessary to commercialize a drug, and delays or failure can occur at any stage. Interim results of clinical trials do not necessarily predict final results, and success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials even after promising results in earlier trials and we cannot be certain that we will not face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. An unfavorable outcome in one or more trials would be a major set-back for that product candidate and for us. Due to our limited financial resources, an unfavorable outcome in one or more trials may require us to delay, reduce the scope of, or eliminate one or more product development programs, which could have a material adverse effect on our business, prospects and financial condition and on the value of our common stock.

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

If we do not successfully complete pre-clinical and clinical development, we will be unable to market and sell products derived from our product candidates and generate revenues. Even if we do successfully complete clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before an NDA may be submitted to the FDA. Although there are a large number of drugs in development in the United States and other countries, only a small percentage result in the submission of an NDA to the FDA, even fewer are approved for commercialization, and only a small number achieve widespread physician and consumer acceptance following regulatory approval. If our clinical trials are substantially delayed or fail to prove the safety and effectiveness of our product candidates in development, we may not receive regulatory approval of any of these product candidates and our business, prospects and financial condition will be materially harmed.

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

Human clinical trials are very expensive, time-consuming, and difficult to design, implement and complete. Should we undertake the development of a pharmaceutical product candidate, we would expect the necessary clinical trials to take up to 24 months to complete, but the completion of trials for any product candidates may be delayed for a variety of reasons, including delays in:

•	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;
•	reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
•	validating test methods to support quality testing of the drug substance and drug product;
•	obtaining sufficient quantities of the drug substance or device parts;
•	manufacturing sufficient quantities of a product candidate;
•	obtaining approval of an IND from the FDA;
•	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site;
•	determining dosing and clinical design and making related adjustments; and
•	patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

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

The MiOXSYS System is subject to 510k clearance by the FDA prior to its marketing for commercial use in the United States, and to regulatory approvals beyond CE marking required by certain foreign governmental entities prior to its marketing outside the United States. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application for 510k clearance, pre-market approval, or foreign regulatory approvals. The 510k clearance and pre-market approval processes, as well as the process of obtaining foreign approvals, can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510k clearance, and from one to three years from submission to obtain pre-market approval; however, it may take longer, and 510k clearance or pre-market approval may never be obtained. We have limited experience in filing FDA applications for 510k clearance and pre-market approval. In addition, we are required to continue to comply with applicable FDA and other regulatory requirements even after obtaining clearance or approval. There can be no assurance that we will obtain or maintain any required clearance or approval on a timely basis, or at all. Any failure to obtain or any material delay in obtaining FDA clearance or any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

The approval process for pharmaceutical and medical device products outside the United States varies among countries and may limit our ability to develop, manufacture and sell our products internationally. Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we, and our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the United States. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in countries other than the United States, or we may simultaneously seek regulatory approvals in the United States and other countries. If we or our collaborators seek marketing approval for a product candidate outside the United States, we will be subject to the regulatory requirements of health authorities in each country in which we seek approval. With respect to marketing authorizations in Europe, we will be required to submit a European Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

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

Even if we receive regulatory approval for a product candidate, this approval may carry conditions that limit the market for the product or put the product at a competitive disadvantage relative to alternative therapies. For instance, a regulatory approval may limit the indicated uses for which we can market a product or the patient population that may utilize the product, or may be required to carry a warning in its labeling and on its packaging. Products with black box warnings are subject to more restrictive advertising regulations than products without such warnings. These restrictions could make it more difficult to market any product candidate effectively. Accordingly, assuming we, or our collaborators, receive marketing approval for one or more of our product candidates, we, and our collaborators expect to continue to expend time, money and effort in all areas of regulatory compliance.

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

Any of our approved products and product candidates for which we, or our collaborators, obtain marketing approval, as well as the manufacturing processes, post approval studies and measures, labeling, advertising and promotional activities for such products, among other things, are or will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the FDA requirement to implement a REMS to ensure that the benefits of a drug outweigh its risks.

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

The manufacturing processes and facilities of third-party manufacturers we have engaged for our current approved products are, and any future third-party manufacturer will be, required to comply with the federal Quality System Regulation, or QSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of devices. The FDA enforces the QSR through periodic unannounced inspections of manufacturing facilities. Any inspection by the FDA could lead to additional compliance requests that could cause delays in our product commercialization. Failure to comply with applicable FDA requirements, or later discovery of previously unknown problems with the manufacturing processes and facilities of third-party manufacturers we engage, including the failure to take satisfactory corrective actions in response to an adverse QSR inspection, can result in, among other things:

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

We compete with companies that design, manufacture and market already-existing and new urology and sexual wellbeing products. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies and/or our competitors improve their current products. One or more of our competitors may offer technology superior to ours and render our technology obsolete or uneconomical. Most of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies, more substantial experience in product marketing and new product development, greater regulatory expertise, more extensive manufacturing capabilities and the distribution channels to deliver products to customers. If we are not able to compete successfully, we may not generate sufficient revenue to become profitable. Our ability to compete successfully will depend largely on our ability to:

•	expand the market for our approved products, especially Natesto, MiOXSYS and Fiera;
•	successfully commercialize our product candidates alone or with commercial partners;
•	discover and develop product candidates that are superior to other products in the market;
•	obtain required regulatory approvals;
•	attract and retain qualified personnel; and
•	obtain patent and/or other proprietary protection for our product candidates.

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

For the MiOXSYS System and ProstaScint, we compete with companies that design, manufacture and market already existing and new in-vitro diagnostics and diagnostic imaging systems and radio-imaging agents for cancer detection. Additionally, with respect to Fiera, we compete with numerous companies who produce sexual wellbeing related products. There are any number of products available on the market that could compete with Fiera.

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

The 2010 enactments of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act, or the Health Care Reconciliation Act, significantly impacted the provision of, and payment for, health care in the United States. Various provisions of these laws are designed to expand Medicaid eligibility, subsidize insurance premiums, provide incentives for businesses to provide health care benefits, prohibit denials of coverage due to pre-existing conditions, establish health insurance exchanges, and provide additional support for medical research. Amendments to the PPACA and/or the Health Care Reconciliation Act, as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could influence the purchase of medicines and medical devices and reduce demand and prices for our products and product candidates, if approved. This could harm our or our collaborators’ ability to market any approved products and generate revenues. As we expect to receive significant revenues from reimbursement of our Natesto and ProstaScint products by commercial third-party payors and government payors, cost containment measures that health care payors and providers are instituting and the effect of further health care reform could significantly reduce potential revenues from the sale of any of our products and product candidates approved in the future, and could cause an increase in our compliance, manufacturing, or other operating expenses. In addition, in certain foreign markets, the pricing of prescription drugs and devices is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the federal and state level, as well as internationally, will continue and may increase, which may make it difficult for us to sell any approved product at a price acceptable to us or any of our future collaborators.

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

While Natesto and ProstaScint are already FDA-approved and generating revenues in the U.S., they may not receive, or continue to receive, physician or hospital acceptance, or they may not maintain adequate reimbursement from third party payors. Additionally, even if one of our product candidates is approved and reaches the market, the product may not achieve physician or hospital acceptance, or it may not obtain adequate reimbursement from third party payors. In the future, we might possibly sell other product candidates to target customers substantially all of whom receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid, other domestic and foreign government programs, private insurance plans and managed care programs. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor’s determination that use of a product is:

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

As part of the acquisition of ProstaScint from Jazz Pharmaceuticals, we terminated the relationship with the third-party manufacturer of ProstaScint. We have initiated the process of transferring the manufacturing to Biovest International, which we believe is a qualified manufacturer and with whom we have entered into a Master Services Agreement. Although this contract is currently on hold as we evaluate our strategic options for the ProstaScint product. In the event that this manufacturing transfer does not occur or we do not find a replacement manufacturer by the time our current inventory expires, which could adversely impact our continued sales of ProstaScint or its disposition should we elect to do so, we may not be able to supply sufficient quantities and on a timely basis, while maintaining product quality, acceptable manufacturing costs and complying with regulatory requirements, such as quality system regulations. In addition, we expect to engage third parties to manufacture components of the MiOXSYS and RedoxSYS systems. We have an agreement for supplies of Natesto with Acerus, from whom we license Natesto. We have an agreement with a third party manufacturer for our Fiera product as well. For any future product, we expect to use third-party manufacturers because we do not have our own manufacturing capabilities. In determining the required quantities of any product and the manufacturing schedule, we must make significant judgments and estimates based on inventory levels, current market trends and other related factors. Because of the inherent nature of estimates and our limited experience in marketing our current products, there could be significant differences between our estimates and the actual amounts of product we require. If we do not effectively maintain our supply agreements for Natesto and Fiera, we will face difficulty finding replacement suppliers, which could harm sales of those products. If we do not effectively transition sites with our manufacturing and development partners to enable to production scale of ProstaScint, or if we do not secure collaborations with manufacturing and development partners to enable production to scale of the MiOXSYS System, we may not be successful in selling ProstaScint or in commercializing the MiOXSYS System in the event we receive regulatory approval of the MiOXSYS System. If we fail in similar endeavors for future products, we may not be successful in establishing or continuing the commercialization of our products and product candidates.

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

The manufacturing processes and facilities of third-party manufacturers we engage for our current and any future FDA-approved products are required to comply with the federal Quality System Regulation, or QSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of devices. The FDA enforces the QSR through periodic unannounced inspections of manufacturing facilities. Any inspection by the FDA could lead to additional compliance requests that could cause delays in our product commercialization. Failure to comply with applicable FDA requirements, or later discovery of previously unknown problems with the manufacturing processes and facilities of third-party manufacturers we engage, including the failure to take satisfactory corrective actions in response to an adverse QSR inspection, can result in, among other things:

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products, including inducements to potential patients to request our products and services. Additionally, any product promotion educational activities, support of continuing medical education programs, and other interactions with health-care professionals must be conducted in a manner consistent with the FDA regulations and the Anti-Kickback Statute. The Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Violations of the Anti-Kickback Statute can also carry potential federal False Claims Act liability. Additionally, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third party payer, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. These and any new regulations or requirements may be difficult and expensive for us to comply with, may adversely impact the marketing of our existing products or delay introduction of our product candidates, which may have a material adverse effect on our business, operating results and financial condition.

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

Natesto contains, and future other product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

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

Natesto is regulated by the DEA as a Schedule III controlled substance. Consequently, the manufacturing, shipping, storing, selling and using of the products are subject to a high degree of regulation. Also, distribution, prescribing and dispensing of these drugs are highly regulated.

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

The FDA is requiring post-marketing safety studies for all testosterone replacement therapies approved in the U.S. to assess long-term cardiovascular events related to testosterone use. Depending on the total cost and structure of the FDA’s proposed safety studies there may be a substantial cost associated with conducting these studies. Pursuant to our license agreement with Acerus Pharmaceuticals, Acerus is obligated to reimburse us for the entire cost of any studies required for Natesto by the FDA. However, in the event that Acerus is not able to reimburse us for the cost of any required safety studies, we may be forced to incur this cost, which could have a material adverse impact on our business and results of operations.

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

Even if we have or obtain patents covering our products and product candidates, we may still be barred from making, using and selling them because of the patent rights of others. Others may have filed, and in the future may file, patent applications covering products that are similar or identical to ours. There are many issued U.S. and foreign patents relating to chemical compounds, therapeutic products, diagnostic devices, personal care products and devices and some of these relate to our products and product candidates. These could materially affect our ability to sell our products and develop our product candidates. Because patent applications can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our products and product candidates may infringe. These patent applications may have priority over patent applications filed by us.

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

We intend to acquire, through asset purchases or in-licensing, additional businesses or products, form strategic alliances and/or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses or assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses or assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition or alliance, we will achieve the expected synergies to justify the transaction. These risks apply to our acquisition of ProstaScint in May 2015, Natesto in April 2016 and Fiera in May 2017. As an example, we acquired Primsol in October 2015, but sold it in March 2017. Depending on the success or lack thereof of any of our existing or future acquired products and product candidates, we might seek to out-license, sell or otherwise dispose of any of those products or product candidates, which could adversely impact our operations if the dispositions triggers a loss, accounting charge or other negative impact.

In fiscal 2017, the great majority of our net revenue and gross accounts receivable were due to three significant customers, the loss of which could materially and adversely affect our results of operations.

During fiscal 2017 and fiscal 2016, three customers accounted for 74% and one customer that accounted for 86%, respectively, of our net revenue. At June 30, 2017 and 2016, the same customers accounted for 60% and 69%, respectively, of our gross accounts receivable. Although we expect to increase revenue and not be as reliant on only a few customers, at least for fiscal 2018, and perhaps beyond, the loss of any of these customers could have a material adverse effect on our results of operations.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of June 30, 2017, we had 60 full-time employees, and in connection with being a public company, we expect to continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the planned expanded commercialization of our approved products and the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to expand the market for our approved products and develop our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

We depend on key personnel and attracting qualified management personnel and our business could be harmed if we lose personnel and cannot attract new personnel.

Our success depends to a significant degree upon the technical and management skills of our directors, officers and key personnel. Any of our directors could resign from our board at any time and for any reason. Although our executive officers Joshua Disbrow, Jarrett Disbrow and Gregory Gould have employment agreements, the existence of an employment agreement does not guarantee the retention of the executive officer for any period of time, and each agreement obligates us to pay the officer lump sum severance of two years of salary if we terminate him without cause, as defined in the agreement, which could hurt our liquidity. The loss of the services of any of these individuals would likely have a material adverse effect on us. Our success also will depend upon our ability to attract and retain additional qualified management, marketing, technical, and sales executives and personnel. We do not maintain key person life insurance for any of our officers or key personnel. The loss of any of our directors or key executives, or the failure to attract, integrate, motivate, and retain additional key personnel could have a material adverse effect on our business.

We compete for such personnel, including directors, against numerous companies, including larger, more established companies with significantly greater financial resources than we possess. There can be no assurance that we will be successful in attracting or retaining such personnel, and the failure to do so could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Product liability and other lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our product candidates.

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical, medical device and personal care products and devices. Side effects of, or manufacturing defects in, products that we develop and commercialized could result in the deterioration of a patient’s condition, injury or even death. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits increases. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the affected products.

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

As of June 30, 2017, we had federal net operating loss carryforwards of approximately $42.3 million. The available net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2032 and will completely expire in 2036. Under the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate changes could limit our ability to use our net operating loss carryforwards and other tax attributes (such as research tax credits) to offset our income. Because Ampio’s equity ownership interest in our company fell to below 80% in January 2016, we were deconsolidated from Ampio’s consolidated federal income tax group. As a result, certain of our net operating loss carryforwards may not be available to us and we may not be able to use them to offset our U.S. federal taxable income. As a consequence of the deconsolidation, it is possible that certain other tax attributes and benefits resulting from U.S. federal income tax consolidation may no longer be available to us. Our company and Ampio do not have a tax sharing agreement that could mitigate the loss of net operating losses and other tax attributes resulting from the deconsolidation or our incurrence of liability for the taxes of other members of the consolidated group by reason of the joint and several liability of group members. In addition to the deconsolidation risk, an “ownership change” (generally a 50% change (by value) in equity ownership over a three-year period) under Section 382 of the Code could limit our ability to offset, post-change, our U.S. federal taxable income. Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. We believe that the August 2017 financing created over a 50% change in our equity ownership so our current tax loss carryforward will be limited in the future. Either the deconsolidation or the ownership change scenario could result in increased future tax liability to us.

Our outstanding warrants may result in dilution to our stockholders and may impede our ability to raise equity capital.

The exercise of some or all of our outstanding warrants to purchase our common stock may dilute the ownership interests of existing stockholders. In particular, on August 15, 2017, we had outstanding warrants to purchase up to an aggregate of 6,600,714 shares. Included in these warrants are warrants that we issued in August 2017 to purchase up to an aggregate of 5,919,998 shares of common stock (the August 2017 warrants), with a current exercise price of $3.60 per share, that contain certain price adjustment and anti-dilution provisions. Until such time as our common stock is listed on any NASDAQ or NYSE exchange, these anti-dilution provisions may be triggered upon any future issuance by us of securities convertible into shares of our common stock or any rights, warrants or options to purchase shares of our common stock at a price per share below the then-exercise price of the warrants, subject to some exceptions.

To the extent that these anti-dilution provisions are triggered in the future, we would be required to reduce the exercise price of all of the warrants on a full-ratchet basis, which would have a dilutive effect on our stockholders. In addition, any sales in the public market of the shares of our common stock issuable upon such exercise could adversely affect prevailing market prices of our common stock.

Furthermore, the existence of these August 2017 warrants may encourage short selling by market participants because the anticipated exercise of such warrants for shares of our common stock could depress the market price of our common stock.

The anti-dilution provisions of the August 2017 warrants also may impede our ability to raise equity capital in the future due to the limitation on issuing any common stock or securities convertible into common stock at a price less than $3.60 per share. On August 22, 2017, the closing price of our common stock as reported on the OTCQX was $4.00. Should we be unable to list our common stock on any NASDAQ or NYSE exchange and should our common stock price remain at or near that level, any equity financing in the future may be too onerous due to the anti-dilution protection afforded the August 2017 warrants.

Several stockholders potentially own a significant percentage of our stock and could be able to exert significant control over matters subject to stockholder approval.

At August 15, 2017, eight entities who invested in our August 2017 common and preferred stock and warrant financing own common and/or preferred stock and warrants that potentially would enable them to beneficially own in excess of 4.99% or 9.99% of our common stock. The preferred stock and warrants held by these investors contain a provision that prohibits the conversion or exercise of the preferred stock or warrants should the holder beneficially own in excess of 4.99% or 9.99%, as elected by the investor, after giving effect to such conversion or exercise. However, the significant ownership potential of these investors, and the significant investment that they have made in our company, could give these stockholders the ability to influence us through their ownership positions, even if they are prohibited from converting or exercising their preferred stock or warrants to acquire more than 4.99% or 9.99% of our common stock at any time. Further, this significant ownership potential may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Restrictions under our August 2017 Securities Purchase Agreement may limit our ability to raise funds and operate our business.

The August 2017 Securities Purchase Agreement contains covenants described below that may restrict our ability to finance future operations or capital needs or to engage in other business activities.

For the 24 months following the Effective Date, as defined in the Securities Purchase Agreement, upon any issuance by us of any common stock or common stock equivalents for cash consideration or indebtedness or a combination thereof (a “Subsequent Financing”), each investor in the offering will have the right to participate in up to an amount of the Subsequent Financing equal to 35% of the Subsequent Financing on the same terms, conditions and price provided for in the Subsequent Financing. The “Effective Date” is the earliest of the date that (a) the initial registration statement registering all of the shares of common stock and the shares of common stock into which the Series A Preferred Stock is convertible and the warrants (collectively, the “Securities”) are exercisable has been declared effective by the SEC, (b) all of the Securities have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for our company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of August 15, 2017, all of the Securities may be sold pursuant to an exemption from registration under Section 4(1) of the Securities Act of 1933, as amended (the “Securities Act”), without volume or manner-of-sale restrictions.

Until the later of (i) 270 days after the Effective Date and (ii) 365 days from August 15, 2017, without the consent of investors that purchased at least 51% of the shares of common stock in the offering, we may not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents, or file any registration statement covering the issuance or resale of any shares of common stock or common stock equivalents. If the value weighted average price of our common stock exceeds $1.00 (as adjusted for stock splits, stock dividends and similar corporate events) for five or more consecutive trading days, this right will terminate.

Until such time as no investor in the August 2017 offering holds any of the warrants, we are prohibited from effecting or entering into an agreement to affect any issuance by us of our common stock or common stock equivalents involving a Variable Rate Transaction, as defined in the Securities Purchase Agreement. “Variable Rate Transaction” means a transaction in which we (i) issue any debt or equity securities that are convertible into common stock either (A) at a conversion price, exercise price or exchange rate or other price that is based upon, and/or varies with, the trading prices of or quotations for the shares of our common stock at any time after the initial issuance of such debt or equity securities or (B) with a conversion, exercise or exchange price that is subject to being reset at some future date after the initial issuance of such debt or equity security or upon the occurrence of specified or contingent events directly or indirectly related to our business or the market for our common stock or (ii) enter into any transaction under, any agreement, including, but not limited to, an equity line of credit, an “at-the-market” offering or similar agreement, whereby we may issue securities at a future determined price.

The restrictions and covenants in the August 2017 Securities Purchase Agreement, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control and we may not be able to meet those covenants.

Risks Related to Securities Markets and Investment in our Securities

There is a limited trading market for our common stock, which could make it difficult to liquidate an investment in our common stock, in a timely manner.

Our common stock is currently traded on the OTCQX. Because there is a limited public market for our common stock, investors may not be able to liquidate their investment whenever desired. We cannot assure that we will maintain an active trading market for our common stock and the lack of an active public trading market could mean that investors may be exposed to increased risk. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.

Our ability to uplist our common stock to the NASDAQ or NYSE American is subject to us meeting applicable listing criteria.

We intend to apply for our common stock to be listed on the NASDAQ or NYSE American, each a national securities exchange. Each exchange requires companies desiring to list their common stock to meet certain listing criteria including total number of stockholders; minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on either exchange. In the event we are unable to uplist our common stock, our common stock will continue to trade on the OTCQX market, which is generally considered less liquid and more volatile than the either exchange. Our failure to uplist our common stock could make it more difficult for you to trade our common stock shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to uplist.

If we apply and our common stock is accepted for uplisting on the NASDAQ or NYSE American, our failure to meet the continued listing requirements of such exchange could result in a delisting of our common stock.

If our common stock were to be uplisted on the NASDAQ or NYSE American, and thereafter we fail to satisfy the continued listing requirements of such exchange, such as the corporate governance requirements or the minimum closing bid price requirement, the exchange may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we anticipate that we would take actions to restore our compliance with applicable exchange requirements, such as stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below such exchange’s minimum bid price requirement, or prevent future non-compliance with such exchange’s listing requirements.

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

To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may, as we have in the past, sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be further diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to existing stockholders.

Pursuant to our 2015 Stock Plan, our Board of Directors is currently authorized to award up to a total of 3.0 million shares of common stock or options to purchase shares of common stock to our officers, directors, employees and non-employee consultants. As of June 30, 2017, options to purchase 38,263 shares of common stock issued under our 2015 Stock Plan at a weighted average exercise price of $16.31 per share were outstanding. In addition, at June 30, 2017, there were outstanding warrants to purchase an aggregate of 286,049 shares of our common stock at a weighted average exercise price of $50.29. Stockholders will experience dilution in the event that additional shares of common stock are issued under our 2015 Stock Plan, or options issued under our 2015 Stock Plan are exercised, or any warrants are exercised for shares of our common stock.

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

The trading price of our common stock is likely to be highly volatile, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

•	the products or product candidates we acquire for commercialization;
•	the products and product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	actual or anticipated adverse results or delays in our clinical trials;
•	our failure to expand the market for our currently approved products or commercialize our product candidates, if approved;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
•	conditions or trends in the healthcare, biotechnology and pharmaceutical industries;
•	introduction of new products offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to maintain an adequate rate of growth and manage such growth;
•	issuances of debt or equity securities;
•	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;
•	trading volume of our common stock;
•	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;
•	general political and economic conditions;
•	effects of natural or man-made catastrophic events;
•	other events or factors, many of which are beyond our control;
•	adverse regulatory decisions;
•	additions or departures of key scientific or management personnel;
•	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;
•	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;
•	our dependence on third parties, including CROs and scientific and medical advisors;
•	our ability to uplist our common stock to a national securities exchange;
•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•	actual or anticipated variations in quarterly operating results; and
•	failure to meet or exceed the estimates and projections of the investment community.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. Because these FINRA requirements are applicable to our common stock, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

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

Our Certificate of Incorporation authorize the issuance of up to 100.0 million shares of our common stock and up to 50.0 million shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. At the next annual shareholders meeting, we may seek approval to increase our authorized common shares from 100.0 million common shares authorized to 200.0 million or 300.0 million shares. As of June 30, 2017, we had 824,831 shares of our common stock issued and outstanding, which represents less than 1% of our total authorized shares of common stock. In addition to capital raising activities, which we expect to continue to pursue to raise the funding we will need in order to continue our operations, other possible business and financial uses for our authorized capital stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of our capital stock, issuing shares of our capital stock to partners or other collaborators in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the best interest of our company. Additionally, shares of our capital stock could be used for anti-takeover purposes or to delay or prevent changes in control or our management. Any future issuances of shares of our capital stock may not be made on favorable terms or at all, they may not enhance stockholder value, they may have rights, preferences and privileges that are superior to those of our common stock, and they may have an adverse effect on our business or the trading price of our common stock. The issuance of any additional shares of our common stock will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. Additionally, any such issuance will reduce the proportionate ownership and voting power of all of our current stockholders.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We could need significant additional capital in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors in a prior transaction may be materially diluted by subsequent sales. Additionally, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline. Any future grants of options, warrants or other securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could have an adverse effect on the market price of our common stock.

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

Provisions in our Certificate of Incorporation and Amended and Restated Bylaws, as well as certain provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so may benefit some of our stockholders. These provisions include:

•

the authorization of 50.0 million shares of “blank check” preferred stock, the rights, preferences and privileges of which may be established and shares of which may be issued by our Board of Directors at its discretion from time to time and without stockholder approval;

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

Fiscal Year ended June 30, 2016	High	Low
First Quarter (ended September 30, 2015)	$1,140.00	$1,111.20
Second Quarter (ended December 31, 2015)	$1,140.00	$753.60
Third Quarter (ended March 31, 2016)	$840.00	$134.40
Fourth Quarter (ended June 30, 2016)	$146.40	$72.00

Fiscal Year ended June 30, 2017	High	Low
First Quarter (ended September 30, 2016)	$100.00	$60.20
Second Quarter (ended December 31, 2016)	$77.80	$20.40
Third Quarter (ended March 31, 2017)	$25.20	$14.82
Fourth Quarter (ended June 30, 2017)	$18.20	$10.20

On August 21, 2017, the closing price as reported on the OTCQX of our common stock was $3.80. As of August 21, 2017, there were 570 holders of record of our common stock.

Equity Compensation Plan Information

In June 2015, our shareholders approved the adoption of a stock and option award plan (the “2015 Plan”). At the Special meeting of stockholders on July 26, 2017, the Aytu Stockholders voted to increase the plan to 3.0 million shares. The 2015 Plan permits grants of equity awards to employees, directors and consultants. The following table displays equity compensation plan information as of June 30, 2017.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	38,263	$16.31	61,737
Equity compensation plans not approved by security holders	32,641	$44.12	-

Total	70,904	$29.11	61,737

In connection with our private placement of approximately $4.7 million of common stock in 2013, we were obligated to issue to the placement agent warrants to purchase 444 shares of our common stock. The placement agent warrants have a term of five years from the date of issuance and an exercise price of $1,087.20. In connection with our private placement of approximately $5.2 million of convertible notes in July and August 2015, we were obligated to issue to the placement agents warrants for an amount of shares equal to 8% of the number of shares of our common stock issued upon conversion of the notes and any accrued interest. The placement agents’ warrants have a term of five years from the date of issuance of the related notes in July and August 2015, an exercise price equal to 100% of the price per share at which equity securities were sold in our next equity financing, and provide for cashless exercise. Those warrants were not approved by our stockholders. In connection with the conversions of the notes in February 2016 and May 2016, which were triggered by an equity financing in January 2016 and our public offering of common stock and warrants in May 2016, respectively, we issued warrants to the placement agents to purchase an aggregate of 1,115 shares of our common stock at a weighted average exercise price of $156.00 per share, and an aggregate of 1,129 shares of our common stock at an exercise price of $96.00 per share. In connection with our May 2016 public offering, we issued warrants to purchase an aggregate of 5,474 shares of common stock at an exercise price of $120.00 to the underwriters of the public offering. In July 2016, we issued warrants to purchase an aggregate of 4,402 shares of common stock at an exercise price of $80.00 to initial investors. In connection with our November 2016 public offering, we issued warrants to purchase an aggregate of 20,077 shares of common stock with an exercise price of $15.00.

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

Overview

We are a commercial-stage specialty pharmaceutical company concentrating on developing and commercializing products with an initial focus on urological diseases and conditions. We are currently focused on addressing significant medical needs in the areas of hypogonadism, male infertility, urological cancers and female personal care.

Through a multi-step reverse triangular merger, on April 16, 2015, Vyrix Pharmaceuticals, Inc. (“Vyrix”) and Luoxis Diagnostics, Inc. (“Luoxis”) merged with and into our Company (herein referred to as the Merger) and we abandoned our pre-merger business plans to solely pursue the specialty healthcare market, including the business of Vyrix and Luoxis. In the Merger, we acquired the RedoxSYS, MiOXSYS and Zertane products. On June 8, 2015, we reincorporated as a domestic Delaware corporation under Delaware General Corporate Law and changed our name from Rosewind Corporation to Aytu BioScience, Inc., and effected a reverse stock split in which each common stock holder received one share of common stock for every 12.174 shares outstanding. On June 30, 2016, we effected another reverse stock split in which each common stock holder received one share of common stock for each 12 shares. Additionally, on August 25, 2017 we completed another reverse split in which each common stockholder received one share of common stock for each 20 shares then owned. All share and per share amounts in this Report have been adjusted to reflect the effect of these two reverse stock splits (herein referred to collectively as the Reverse Stock Splits).

In May 2015, we entered into an asset purchase agreement with Jazz Pharmaceuticals, Inc., pursuant to which we purchased assets related to Jazz Pharmaceuticals’ product known as ProstaScint (capromab pendetide), including certain intellectual property and contracts, and the product approvals, inventory and work in progress (together, the “ProstaScint Business”), and assumed certain of Jazz Pharmaceuticals’ liabilities, including those related to product approvals and the sale and marketing of ProstaScint. The purchase price consisted of the upfront payment of $1.0 million. We also paid an additional $500,000 within five days after transfer for the ProstaScint-related product inventory and $227,000 on September 30, 2015 (which represents a portion of certain FDA fees). We also will pay 8% on net sales made after October 31, 2017, payable up to a maximum aggregate payment of an additional $2.5 million. Based upon the estimated expiration date, per our projections we could stop selling this product mid-fiscal 2019, thus, we impaired the non-tangible assets related to this product.

In October 2015, we entered into an asset purchase agreement with FSC Laboratories, Inc., or FSC. Pursuant to the agreement, we purchased assets related to FSC’s product known as Primsol (trimethoprim solution), including certain intellectual property and contracts, inventory, work in progress and all marketing and sales assets and materials related solely to Primsol (together, the “Primsol Business”), and assumed certain of FSC’s liabilities, including those related to the sale and marketing of Primsol arising after the closing. We paid $500,000 at closing for the Primsol Business and we paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also paid $500,000 on April 1, 2016 and $500,000 on July 1, 2016, and paid $250,000 in November 2016 (together, the “Installment Payments”), for a total purchase price of $1,892,000. During fiscal 2017 we sold our Prismol product which was used in the treatment of urinary tract infections.

In April 2016, we entered into a license and supply agreement to acquire the exclusive U.S. rights to Natesto nasal gel from Acerus Pharmaceuticals Corporation, or Acerus, which rights we received on July 1, 2016. We paid Acerus an upfront fee of $2.0 million upon execution of the agreement. In October 2016 we paid an additional $2.0 million and in January of 2017, we paid the final upfront payment of $4.0 million. We also purchased on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2,535,000 (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. We also agreed to make various payments based upon certain sales milestones up to an aggregate of $37.5 million based on net sales of Natesto. During the term of the agreement, we will purchase all of our Natesto product needs from Acerus at a designated price. In our third fiscal quarter of 2017. We sold all of the shares of common stock of Acerus Pharmaceutics Corporation that we acquired in April 2016 for approximately $2.0 million as a condition to our licensing of Natesto. Acerus common stock is traded on the Toronto Stock Exchange. The gross proceeds from the sale of the Acerus shares was approximately $1.1 million.

In May 2016, we sold in an underwritten public offering 78,125 shares of our common stock, par value $0.0001 per share, and warrants to purchase up to an aggregate 78,125 shares of common stock at a combined public offering price of $96.00 per share and related warrant. Each warrant is exercisable for five years from issuance and has an exercise price equal to $120.00. In addition, we granted the underwriters a 45-day option to purchase up to an additional 11,719 shares of common stock and/or 11,719 additional warrants. The underwriters elected a partial exercise of their over-allotment option to purchase 8,542 warrants. The net cash proceeds from the sale of the shares and warrants were approximately $6.6 million, after deducting underwriting discounts and commissions and estimated offering expenses.

In July 2016, Aytu issued 50,000 shares of restricted stock to executive officers and directors.

In July 2016, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 6,684 shares of our common stock for $500,000 as an initial purchase under the agreement. We also issued as a commitment fee to Lincoln Park of 2,625 shares of common stock. During fiscal 2017, Lincoln Park purchased 10,000 common shares for $240,000. As part of our August 2017 private placement financing, we terminated the Purchase Agreement, effective August 16, 2017.

On October 27, 2016, we priced an underwritten public offering of 286,749 shares of our common stock and warrants to purchase up to an aggregate of 286,749 shares of our common stock at a combined public offering price of $30.00 per share and related warrant. The gross proceeds from the offering to Aytu was $8.6 million, before deducting the underwriting discount and estimated offering expenses payable by Aytu, but excluding the exercise of any warrants. The Company also granted the representative of the underwriters a 45-day option to purchase up to an additional 43,013 shares and/or 43,013 additional warrants. The shares of common stock were immediately separable from the warrants and were issued separately. The warrants are exercisable immediately upon issuance, expire five years after the date of issuance and have an exercise price of $37.20 per share. On November 2, 2016, we completed the public offering. In connection with the closing, the underwriters purchased a portion of their 45-day option and purchased an additional 14,263 additional warrants at closing. Our net cash proceeds from the offering, after deducting the placement agent fees and the offering expenses, was $7.6 million.

On February 28, 2017, we consummated our warrant tender offer to exercise, at a temporarily reduced exercise price of $15.00 per share, (i) outstanding warrants to purchase 86,667 shares of our common stock with an exercise price of $120.00 per share, which were originally issued to investors in our May 2016 financing (the “May 2016 Warrants”), and (ii) outstanding warrants to purchase 301,013 shares of our common stock with an exercise price of $37.20 per share, which were originally issued to investors in our October 2016 financing (the “October 2016 Warrants” and together with the May 2016 Warrants, the “Original Warrants”).

The warrant tender offer expired at 11:59 p.m. Eastern Time on the evening of February 27, 2017 (the “Expiration Date”). Original warrants to purchase an aggregate of 149,552 shares of our common stock were tendered and exercised in the warrant tender offer, for aggregate gross proceeds to our Company of approximately $2.2 million. Original warrants tendered and exercised represent approximately 38.6% of the original warrants outstanding immediately prior to the Expiration Date. Original warrants that were not tendered and exercised remain in effect at the pre-tender offer exercise prices of $120.00 per share and $37.20 per share, respectively.

Joseph Gunnar & Co., LLC and Fordham Financial Management, Inc. acted as warrant solicitation agents and received a fee equal to 6% of the aggregate gross proceeds to our Company, plus reimbursement of approximately $25,000 in out-of-pocket expenses and indemnification against certain liabilities. We also reduced the exercise prices of an aggregate of 25,541 warrants to purchase shares of our common stock, which were originally issued as underwriters’ compensation in the May 2016 and October 2016 financings, from $120.00 per share and $37.20 per share, respectively, to $15.00 per share. In March, we also reduced the price of the 429 warrants issued to the bankers that helped us with the Convertible Promissory Notes in fiscal 2016 to an exercise price of $15.00.

On March 16, 2017, we reduced the exercise price of outstanding options issued to directors, employees and consultants to purchase an aggregate of 36,834 shares of our common stock from a weighted average exercise price of $70.60 to $16.40 to incentivize the holders of these options.

On March 31, 2017, we entered into and closed on an Asset Purchase Agreement with Allegis Holdings, LLC (the “Purchaser”). Pursuant to the agreement, we sold to the Purchaser all of our assets related to our Primsol product, including certain intellectual property and contracts, inventory, work in process and all marketing assets and materials related solely to Primsol (together, the “Primsol Asset”). We evaluated this transaction and concluded that it is not significant to our business.

On May 5, 2017, we acquired Nuelle, Inc, or Nuelle, a women’s sexual health company. This transaction expanded our product portfolio with the addition of the Fiera® personal care device for women. Fiera was recently launched in the U.S. and is a proprietary, revenue-generating product scientifically proven to enhance physical arousal and sexual desire in the millions of adult women around the world impacted by changes in sexual desire. This acquisition adds a novel, commercial-stage product in a complementary adjacency readily accessible by our U.S.-based commercial infrastructure. We purchased Nuelle for 125,000 common shares at closing and future contingent royalty payment averaging the high single digits and milestone payments dependent on achieving certain annualized sales amounts. Nuelle was previously a portfolio company of leading venture capital firm New Enterprise Associates.

On August 11, 2017, we entered into a Securities Purchase Agreement with various investors pursuant to which we agreed to sell Class A and Class B equity units for gross proceeds of approximately $11.8 million. Class A units consist of one (1) share of common stock and a warrant to purchase one and one-half (1.5) shares of common stock and were sold at a negotiated price of $3.00 per unit. Class B units consist of one (1) share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase one and one-half (1.5) shares of common stock for each share of common stock into which the Series A Preferred Stock is convertible and were sold at a negotiated price of $1,000 per unit to those purchasers who, together with their affiliates and certain related parties, would beneficially own more than 9.99% of our outstanding common stock following the offering. The offering closed on August 15, 2017.

In the offering, we issued an aggregate of 3,196,665 shares of our common stock, 2,250 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 5,919,998 shares of our common stock.

As of the date of this Report, we have financed operations through a combination of private and public debt and equity financings including net proceeds from the private placements of stock and convertible notes. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements into the first half of fiscal 2019, at which point we anticipate nearing or reaching cash-flow breakeven. See “Liquidity and Capital Resources.”

We have only begun to generate material revenues from the commercialization of our product candidates in the last fiscal year. We have recognized approximately $3.2 million in revenue from Natesto, ProstaScint, Primsol, MiOXSYS and Fiera sales during fiscal 2017. We have incurred accumulated net losses since our inception, and at June 30, 2017, we had an accumulated deficit of $69.1 million. Our net loss was $22.5 million for fiscal 2017 and we used $13.8 million in cash from operations during that year.

Significant Accounting Policies and Estimates

Information regarding our Significant Accounting Policies and Estimates is contained in Note 2 to the Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and not adopted as of June 30, 2017) is contained in Note 2 to the Financial Statements.

Results of Operations—June 30, 2017 Compared to June 30, 2016

Results of operations for the year ended June 30, 2017 (“fiscal 2017”) and the year ended June 30, 2016 (“fiscal 2016”) reflected losses of approximately $22.5 million and $28.2 million, respectively.

Revenue

Product and service revenue

The total product and service revenue recognized during 2017 was $3.2 million, related to the sales of our products Natesto, ProstaScint,and Primsol, the MiOXSYS and RedoxSYS Systems, as well as products in the Fiera line. The product and service revenue in fiscal 2016 was $2.1 million, which was from the ProstaScint and Primsol product lines, as well as the RedoxSYS and MiOXSYS Systems. The increase in product revenue of over 57% from fiscal 2016 to 2017 is due to our acquisitions and ensuing sales of the Natesto and Fiera products, which occurred late in fiscal 2016 and late fiscal 2017, respectively, and expanded marketing of our commercial products.

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

	Year Ended June 30,
	2017	2016

Gross product and service revenue	$4,694,000	$2,657,000
Provisions to reduce gross product sales to net product and service sales	(1,472,000)	(606,000)
Net product and service revenue	$3,222,000	$2,051,000

Percentage to net sales	68.6%	77.2%

License revenue

During fiscal 2017 and fiscal 2016, we recognized $0 and $512,000, respectively, in license revenue. In 2012, we received a payment of $500,000 for our license agreement of our former product candidate Zertane with a Korean pharmaceutical company. This payment was deferred and was being recognized over 10 years. In 2014, we received a payment of $250,000 for our license agreement of Zertane with a Canadian-based supplier. This payment was deferred and was being recognized over seven years. At June 30, 2016, Aytu determined that the Zertane asset has no value as Aytu does not have the resources to complete the necessary clinical trials and bring it to market before the patents expire. Therefore, the remaining unamortized deferred revenue of $426,000 which was outstanding as of the date it was determined not to proceed with the clinical trials was recognized as of June 30, 2016.

Expenses

Cost of Sales

The cost of sales of $1.4 million and $1.0 million recognized for fiscal 2017 and fiscal 2016, respectively, are related to the Natesto, ProstaScint and Primsol products, the MiOXSYS and RedoxSYS Systems, as well as products in the Fiera line. We expect to see cost of sales to continue to increase in the year ending June 30, 2018 (“fiscal 2018”) as we expect our sales of our current products to continue to grow.

Research and Development

Research and development costs consist of clinical trials and sponsored research, labor, stock-based compensation, sponsored research – related party and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Year Ended June 30,
	2017	2016

Clinical trials and sponsored research	$956,000	$2,278,000
Manufacturing tech transfer	-	3,304,000
Labor	-	427,000
Stock-based compensation	-	89,000
Sponsored research - related party	388,000	192,000
Consultants and other	4,000	30,000
	$1,348,000	$6,320,000

Comparison of Years Ended June 30, 2017 and 2016

Research and development expenses decreased $5.0 million, or 78.7%, in fiscal 2017 compared to fiscal 2016. This was due primarily to placing the contract for our manufacturing tech transfer on hold for our ProstaScint product, as well as shifting our focus to our existing commercialized products. We expect that the research and development expenses will decrease in fiscal 2018 as compared to fiscal 2017 due to the fact that we will continue to focus on our existing products.

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

	Year Ended June 30,
	2017	2016

Labor	$7,488,000	$3,671,000
Stock-based compensation	3,227,000	814,000
Professional fees	1,133,000	1,630,000
Occupancy, travel and other	5,267,000	2,086,000
Patent costs	168,000	303,000
Director fees	160,000	13,000
Management fee - related party	165,000	308,000
	$17,608,000	$8,825,000

Comparison of Years Ended June 30, 2017 and 2016

General and administrative costs increased $8.8 million, or 99.5%, in fiscal 2017 over fiscal 2016. The increase in labor costs, stock-based compensation, and occupancy, travel and other primarily relates to increased costs related to the increase in commercial department staffing during fiscal 2017 as compared to fiscal 2016, increased travel expense and stock options granted, as well as the continuing vesting of stock option awards granted in previous years. We expect general and administrative expenses to remain flat in fiscal 2018.

Impairment of Intangible Assets

Impairment of intangible assets was $1.3 million for fiscal 2017, which was related to the impairment of the ProstaScint product. Impairment of intangible assets was $7.5 million for fiscal 2016 related to the impairment of the Zertane in process research and development (IPRD).

Amortization of Intangible Assets

Amortization of intangible assets was $1.7 million and $665,000 for fiscal 2017 and fiscal 2016, respectively. This expense increased due to the acquisition of the Natesto and Fiera businesses in late fiscal 2016 and late fiscal 2017, respectively, and the corresponding amortization of their finite-lived intangible assets.

Net Cash Used in Operating Activities

During fiscal 2017, our operating activities used $13.8 million in cash. The use of cash was approximately $8.7 million lower than the net loss due primarily to non-cash charges for asset impairment, stock-based compensation, issuance of restricted stock, depreciation, amortization and accretion, amortization of prepaid research and development related party, common stock issued to executives, warrants issued to initial investors, and an increase in accounts payable. These charges were offset by a decrease in accrued compensation, accrued liabilities, and accounts receivable, a gain on the sale of an asset, and derivative income.

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

Net Cash Used in Investing Activities

During fiscal 2017, cash was received through the sale of Primsol, the sale of our investment in Acerus and the merger with Nuelle, Inc. Cash was used to make additional required payments for Natesto and Primsol, and to purchase fixed assets.

During fiscal 2016, cash was used to acquire Natesto, our investment in Acerus common stock, Primsol, the purchase of fixed assets as well as the refund of a deposit for office space.

Net Cash from Financing Activities

Net cash of $10.2 million provided by financing activities during fiscal 2017 was primarily related to our warrant tender offer of $2.2 million offset by issuance costs of $312,000, our registered public offering of $8.6 million of common stock and warrants offset by cash issuance costs of $998,000, and the issuance of common stock to Lincoln Park Capital of $740,000 offset by issuance costs of $91,000.

Net cash of $16.7 million provided by financing activities during fiscal 2016 was primarily related to our registered public offering of $7.5 million of common stock and warrants offset by cash issuance costs of $905,000, the issuance of convertible promissory notes which reflects gross proceeds of $5.2 million offset by the cash portion of the debt issuance costs of $298,000, as well as the $5.0 million stock subscription payment from Ampio and $200,000 for a sale of stock subscriptions in January 2016 as well as the issuance costs of $30,000 related to the debt conversion.

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments is contained in Note 7 to the Financial Statements.

Liquidity and Capital Resources

We are a relatively young company and we have not yet generated substantial revenue as our primary activities are focused on commercializing our approved products, acquiring products and developing our product candidates, and raising capital. As of June 30, 2017, we had cash, cash equivalents and restricted cash totaling $878,000 available to fund our operations offset by an aggregate of $3.0 million in accounts payable and other and accrued liabilities.

With the additional capital that we raised in August 2017 of approximately $11.8 million, we believe we have sufficient resources to fund our operations through fiscal 2018 and into the middle of fiscal 2019. We believe, if our sales continue to grow as we have projected, this could be sufficient until we reach cash-flow breakeven and potentially profitability. If necessary, in the future we will evaluate the capital markets from time to time to determine if we need to raise additional capital in the form of equity, convertible debt or other financing instruments, depending on market conditions relative to our need for funds at such time. We may seek to raise additional capital at such time as we conclude that such capital is available on terms that we consider to be in the best interests of our Company and our stockholders.

At this time, we expect to satisfy our future cash needs through sales revenue related to our current products and if necessary, private or public sales of our securities or debt financings. We cannot be certain that financing will be available to us on acceptable terms, or at all. Over the last three years, including recently, volatility in the financial markets has adversely affected the market capitalizations of many bioscience companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

Going Concern

The continuation of our business as of June 30, 2017 was dependent upon us obtaining further financing for our business. With the completion of our financing of $11.8 million in August 2017, we believe this going concern has been remediated as we believe that we now have enough capital to operate through fiscal 2018 and into the middle of fiscal 2019 and possibly achieve cash-flow breakeven and profitability with no additional financing, please see Note 3 for additional information.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of June 30, 2017, our internal control over financial reporting is effective based on these criteria.

EKS&H LLLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors and Executive Officers, and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of August 15, 2017. Our Board of Directors is currently comprised of five members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Position
Joshua R. Disbrow	42	Chairman and Chief Executive Officer
Jarrett T. Disbrow	42	Chief Operating Officer
Gregory A. Gould	51	Chief Financial Officer, Secretary, and Treasurer
Michael Macaluso	65	Director
Carl C. Dockery	54	Director
John A. Donofrio, Jr.	49	Director
Gary V. Cantrell	62	Director

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

Gregory A. Gould – Chief Financial Officer, Secretary, and Treasurer

Gregory A. Gould has been our Chief Financial Officer since April 16, 2015. However, prior to joining Aytu on a full time basis in June 2017, he split his time between Aytu and Ampio Pharmaceuticals, Inc. from April 2015 until June 2017. Mr. Gould joined Ampio as their Chief Financial Officer, Secretary and Treasurer in June 2014. Prior to joining Ampio, he provided financial and operational consulting services to the biotech industry through his consulting company, Gould LLC from April 2012 until June 2014. Mr. Gould was Chief Financial Officer, Treasurer and Secretary of SeraCare from November 2006 until the company was sold to Linden Capital Partners in April 2012. During the period from July 2011 until April 2012 Mr. Gould also served as the Interim President and Chief Executive Officer of SeraCare Life Sciences. Mr. Gould has held several other executive positions at publicly traded life sciences companies including the Chief Financial Officer role at Atrix Laboratories, Inc., an emerging specialty pharmaceutical company focused on advanced drug delivery. During Mr. Gould’s tenure at Atrix he was instrumental in the negotiation and sale of the company to QLT, Inc. (now Novelion Therapeutics, Inc.) for over $855 million. He also played a critical role in the management of several licensing agreements including the global licensing agreement with Sanofi-Synthelabo of the Eligard® products. Mr. Gould was the Chief Financial Officer at Colorado MedTech, Inc., a publicly traded medical device design and manufacturing company where he negotiated the transaction to sell the company to KRG Capital Partners. Mr. Gould began his career as an auditor with Arthur Andersen, LLP. He currently serves on the board of directors of CytoDyn, Inc., a publicly traded drug development company pursuing anti-viral agents for the treatment of HIV. Mr. Gould graduated from the University of Colorado with a BS in Business Administration and is a Certified Public Accountant.

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

Based solely on our review of the copies of forms we have received, we believe that all such required reports have been timely filed, except for the following: a Form 3 and Form 4 for John Donofrio to report the appointment as a director, the issuance of restricted stock and stock options, which reports were due on July 15, 2016, and were filed on July 18, 2016.

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

Each of the above-referenced committees operates pursuant to a formal written charter. The charters for these committees, which have been adopted by our Board, contain a detailed description of the respective committee’s duties and responsibilities and are available on our website at http://www.aytubio.com under the “Investor Relations—Corporate Governance” tab.

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

The following table provides information regarding all compensation paid to non-employee directors of Aytu during the fiscal year ended June 30, 2017.

Name	Fees Earned or Paid in Cash	Stock Option Awards (1)	All Other Compensation (2)	Total

Gary V. Cantrell (3)	$45,000	$46,860	$209,950	$301,810
Carl C. Dockery (3)	$45,000	$20,840	$209,950	$275,790
John A. Donofrio Jr. (3)	$45,000	$46,860	$209,950	$301,810
Michael E. Macaluso (3)	$25,000	$70,331	$209,950	$305,281

(1)	This column reflects the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASC, Topic 718
(2)	This column reflects the aggregate grant date fair value of restricted stock.
(3)	As of June 30, 2017, the number of shares underlying options and restricted shares held by each non-employee director was as follows: 750 options and 3,250 restricted shares for Mr. Cantrell; 334 options and 3,250 restricted shares for Mr. Dockery; 750 options and 3,250 restricted shares for Mr. Donofrio; 1,125 options and 3,250 restricted shares for Mr. Macaluso. Gary V. Cantrell and John A. Donofrio Jr. were each appointed a director in July 2016 and therefore received no compensation or equity awards from Aytu in the fiscal year ended June 30, 2016.

Executive Officer Compensation

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued for the years ended June 30, 2017 and 2016 to each of the following named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Named Executive Officers

Joshua R. Disbrow
Chief Executive Officer	2017	250,000	-	614,000	189,000	-	-	-		1,053,000
since December 2012	2016	250,000	313,000	-	559,000	-	-	-		1,122,000

Jarrett T. Disbrow
Chief Operating Officer, Secretary	2017	250,000	-	533,000	189,000	-	-	-		972,000
and Treasurer	2016	250,000	288,000	-	559,000	-	-	-		1,097,000

Gregory A. Gould (2)
Chief Financial Officer	2017	10,000	-	533,000	79,000	-	-	-		622,000
since June 2014	2016	-	250,000	-	-	-	-	-		250,000

Jonathan H. McGrael (3)
VP of Commercial Operations	2017	144,000	75,000	452,000	91,000	-	-	61,000	(4)	823,000
	2016	140,000	238,000	-	186,000	-	-	13,000	(4)	577,000

(1)	Option awards are reported at fair value at the date of grant. See Item 15 of Part IV, “Notes to the Financial Statements — Note 11 — Equity Instruments.”
(2)	Mr. Gould was appointed to Chief Financial Officer, Secretary and Treasurer full time effective June 16, 2017.
(3)	Mr. McGrael was hired in September 2015 and he resigned in March, 2017.
(4)	Represents reimbursed relocation expenses and severance.

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

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the Named Executive Officers during the year ended June 30, 2017:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Share)	Grant Date Fair Value of Option Awards ($)(1)

Named Executive Officers
Joshua R Disbrow	7/7/2016	3,000	$16.40	$188,895
Jarrett T Disborw	7/7/2016	3,000	$16.40	$188,895
Gregory A Gould	7/7/2016	1,250	$16.40	$78,706

(1)	The amounts reported in this column represent the aggregate grant date fair value computed in accordance with FASB ASC 718, excluding the effect of any estimated forfeitures and may not correspond to the actual value that will be realized by the named executive officer.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table contains certain information concerning unexercised options for the Named Executive Officers as of June 30, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentie Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Named Executive Officers

Joshua R. Disbrow	834	1,666	-	$16.40	11/11/2025	9,500	112,100	-	-
Joshua R. Disbrow	1,000	2,000	-	$16.40	7/7/2026	-	-	-	-
Jarrett T. Disbrow	834	1,666	-	$16.40	11/11/2025	8,250	97,350	-	-
Jarrett T. Disbrow	1,000	2,000	-	$16.40	7/7/2026	-	-	-	-
Gregory A. Gould	1,042	-	-	$16.40	11/11/2025	825	97,350	-	-
Gregory A. Gould	417	833	-	$16.40	7/7/2026	-	-	-	-
Jonathan H. McGrael	834	-	-	$16.40	11/11/2025	-	-	-	-
Jonathan H. McGrael	1,167	-	-	$16.40	7/7/2026	-	-	-	-

(1)	Based on $11.80 per share which was the closing price of our common stock on OTCQX on June 30, 2017, the last trading day of that fiscal year.

Employment Agreements

We entered into an employment agreement with Joshua Disbrow in connection with his employment as our Chief Executive Officer. The agreement is for a term of 24 months beginning on April 16, 2015, subject to termination by us with or without Cause or as a result of officer’s disability, or by the officer with or without Good Reason (as discussed below). Mr. Disbrow is entitled to receive $250,000 in annual salary, plus a discretionary performance bonus with a target of 125% of his base salary. Mr. Disbrow is also eligible to participate in the benefit plans maintained by us from time to time, subject to the terms and conditions of such plans. On April 16, 2017, we extended this agreement for another 24 months.

We entered into an employment agreement with Jarrett Disbrow, our Chief Operating Officer, in connection with his employment with us. The agreement is for a term of 24 months beginning on April 16, 2015, subject to termination by us with or without Cause or as a result of the officer’s disability, or by the officer with or without Good Reason (as discussed below). Mr. Disbrow is entitled to receive $250,000 in annual salary, plus a discretionary performance bonus with a target of 125% of his base salary. Mr. Disbrow is also eligible to participate in the benefit plans maintained by us from time to time, subject to the terms and conditions of such plans. On April 16, 2017, we extended this agreement for another 24 months.

On June 15, 2017, we entered into an employment agreement with Gregory A. Gould, effective June 16, 2017, to serve as our Chief Financial Officer. Mr. Gould had been serving as our Chief Financial Officer on a part-time basis since April 2015.

The agreement is identical to the two-year employment agreement entered into effective April 16, 2017, with Jarrett Disbrow, our Chief Operating Officer, except for the positon that Mr. Gould is to occupy. The agreement is for a term of 24 months beginning on June 16, 2017, subject to termination by us with or without Cause (as defined below) or as a result of Mr. Gould’s disability, or by Mr. Gould with or without Good Reason (as defined below). Mr. Gould is entitled to receive $250,000 in annual salary, plus a discretionary performance bonus with a target of 125% of his base salary, based on his individual achievements and company performance objectives established by the board or the compensation committee in consultation with Mr. Gould. Mr. Gould is also eligible to participate in the benefit plans maintained by us from time to time, subject to the terms and conditions of such plans.

Payments Provided Upon Termination for Good Reason or Without Cause

Pursuant to the employment agreements, in the event employment is terminated without Cause by us or the officer terminates his employment with Good Reason, we will be obligated to pay him any accrued compensation and a lump sum payment equal to two times his base salary in effect at the date of termination, as well as continued participation in the health and welfare plans for up to two years. All vested stock options shall remain exercisable from the date of termination until the expiration date of the applicable award. So long as a Change in Control is not in effect, then all options which are unvested at the date of termination Without Cause or for Good Reason shall be accelerated as of the date of termination such that the number of option shares equal to 1/24th the number of option shares multiplied by the number of full months of such officer’s employment shall be deemed vested and immediately exercisable by the officer. Any unvested options over and above the foregoing shall be cancelled and of no further force or effect, and shall not be exercisable by such officer.

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

•	a material change in the principal geographic location at which the officer must perform his services.

“Cause”, means:

•	conviction of, or entry of a plea of guilty to, or entry of a plea of nolo contendere with respect to, any crime, other than a traffic violation or a misdemeanor;

•	willful malfeasance or willful misconduct by the officer in connection with his employment;

•	gross negligence in performing any of his duties;

•	willful and deliberate violation of any of our policies;

•	unintended but material breach of any written policy applicable to all employees adopted by us which is not cured to the reasonable satisfaction of the board;

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

Payments Provided Upon a Change in Control

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

Our only obligation to Joshua Disbrow, Jarrett Disbrow and Gregory A. Gould had a Change in Control occurred as of June 30, 2017, would be the acceleration of the vesting of all options held by them at that date. On June 30, 2017, the closing price of our common stock was below the exercise price for all of the options held by Joshua Disbrow, Jarrett Disbrow and Gregory A. Gould and therefore there would have been no economic benefit to them upon the acceleration of vesting of those options.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of August 15, 2017 for:

•	each beneficial owner of more than 5% of our outstanding common stock;

•	each of our director and named executive officers; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common stock that can be acquired within 60 days of August 15, 2017. The percentage ownership information shown in the table is based upon 4,021,822 shares of common stock outstanding as of August 15, 2017.

Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are immediately exercisable or exercisable within 60 days of August 15, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The information in the table below is based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Aytu BioScience, Inc., 373 Inverness Parkway, Suite 206, Englewood, Colorado 80112.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
G. Nicholas Farwell & Gale Farwell TTEE U/A 12-2-98 FBO Farwell Family Trust (1)	583,334	13.34%
AIGH Partners LP(2)	453,750	10.57%
Armistice Capital Master Fund Ltd (3)	405,667	9.99%
Jeb Partners, L.P. (4)	424,000	9.99%
Galileo Partners Fund I, L.P. (5)	375,000	8.83%
Pacific Capital Mgmt LLC (6)	291,663	6.95%
Triple Gate Partners, LP (7)	250,000	5.99%
Lincoln Park Capital (8)	250,000	5.99%
Manchester Management Company, LCC (9)	210,331	5.10%
Clifford Disbrow (10)	208,334	5.02%
Sheila Ryan Disbrow (11)	208,334	5.02%

Directors and Named Executive Officers:
Joshua R. Disbrow (12)	243,125	5.86%
Jarrett T. Disbrow (13)	240,219	5.79%
Gregory A. Gould (14)	18,471	* %
Michael Macaluso (15)	6,802	* %
Carl C. Dockery(16)	45,865	1.14%
John Donofrio(17)	4,000	* %
Gary Cantrell(18)	7,521	* %
All directors and executive officers as a group (seven persons)	566,003	13.22%

* Represents beneficial ownership of less than 1%.

(1)	Consists of 233,334 shares of common stock and 350,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(2)	Consists of 181,500 shares of common stock and 272,250 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(3)	Based on information provided in a Schedule 13G filed by Armistice Capital, LLC (“Armistice”) on August 24, 2017. Includes 366,667 shares of common stock and 39,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017. Armistice is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Armistice. The table does not include the following securities held by Armistice: (i) 633,333 shares of common stock underlying shares of Series A Preferred Stock and (ii) 1,461,000 shares of common stock issuable upon the exercise of warrants. The Managing Member of Armistice is Steven Boyd and its address is 510 Madison Avenue, 22nd Floor, New York, New York 10022.
(4)	Consists of 200,000 shares of common stock and 224,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017. Jeb Partners, L.P. is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Jeb Partners, L.P. The table does not include 76,000 shares of common stock issuable upon the exercise of warrants held by Jeb Partners, L.P.
(5)	Based on information provided in a Schedule 13G filed by Manchester Management Company, LCC (“Manchester”) on August 23, 2017. Consists of 4,206,614 shares held by Manchester and 1,357,341 shares held by the managing member of Manchester, James E. Besser. Manchester’s address is 3 West Hill Place, Boston, Massachusetts 02114.
(6)	Consists of 150,000 shares of common stock and 225,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(7)	Consists of 116,665 shares of common stock and 174,998 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(8)	Consists of 100,000 shares of common stock and 150,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(9)	Consists of 100,000 shares of common stock and 150,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(10)	Consists of 83,334 shares of common stock and 125,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(11)	Consists of 83,334 shares of common stock and 125,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(12)	Consists of (i) 105,344 shares, (ii) 9,500 restricted shares (iii) 1,834 vested options to purchase shares of stock, (iv) 1,447 shares issuable upon the exercise warrants and (v) 125,000 shares issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017. Does not include 2,328 shares held by an irrevocable trust for estate planning in which Mr. Disbrow is a beneficiary. Mr. Disbrow does not have or share investment control over the shares held by the trust, Mr. Disbrow is not the trustee of the trust (nor is any member of Mr. Disbrow’s immediate family) and Mr. Disbrow does not have or share the power to revoke the trust. As such, under Rule 16a-8(b) and related rules, Mr. Disbrow does not have beneficial ownership over the shares purchased and held by the trust.
(13)	Consists of (i) 105,135 shares, (ii) 8,230 restricted shares, (iii) 1,834 vested options to purchase shares of common stock and (iv) 125,000 shares issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017. Does not include 2,328 shares held by an irrevocable trust for estate planning in which Mr. Disbrow is a beneficiary. Mr. Disbrow does not have or share investment control over the shares held by the trust, Mr. Disbrow is not the trustee of the trust (nor is any member of Mr. Disbrow’s immediate family) and Mr. Disbrow does not have or share the power to revoke the trust. As such, under Rule 16a-8(b) and related rules, Mr. Disbrow does not have beneficial ownership over the shares purchased and held by the trust.
(14)	Consists of (i) 8,762 shares, (ii) 8,250 restricted shares, and (iii) vested options to purchase 1,459 shares of common stock.
(15)	Consists of (i) 1,489 shares, (ii) 3,250 restricted shares, and (iii) vested options to purchase 2,063 shares of common stock.
(16)	Consists of (i) 3,250 restricted shares, (ii) vested options to purchase 750 shares of common stock, and (iii) 41,865 shares held by Alpha Venture Capital Partners, L.P Mr. Dockery is the President of the general partner of Alpha Venture Capital Partners, L.P. and therefore may be deemed to beneficially own the shares beneficially owned by Alpha Venture Capital Partners, L.P.
(17)	Consists of (i) 3,250 restricted shares, and (ii) vested options to purchase 750 shares of common stock.
(18)	Consists of (i) 3,250 restricted shares, (ii) 3,521 shares, and (iii) vested options to purchase 750 shares of common stock.

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

In July 2015, the prior service agreements were canceled and Aytu entered into agreements with Ampio whereby Aytu agreed to pay Ampio $30,000 per month for shared overhead which includes costs related to the shared facility, corporate staff, and other miscellaneous overhead expenses. This agreement will be in effect until it is terminated in writing by both parties. This agreement was amended periodically to reflect the amount of resources used from Ampio, the final amount was $4,000 for the month of June 2017. This agreement was cancelled in June 2017 and Ampio is no longer considered a related party.

Sponsored Research Agreement

In June 2013, Luoxis entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. Bar-Or. The agreement, which was amended in September 2013 and provides for Luoxis to pay $6,000 per month to TRLLC in consideration for services related to research and development of Luoxis’ RedoxSYS System. In March 2014, Luoxis also agreed to pay a sum of $615,000 which is being amortized over the contractual term of 60.5 months and is divided between current and long-term on the balance sheet; this amount has been paid in full. This agreement is set to expire March 2019 and cannot be terminated prior to March 2017. This agreement was cancelled in March 2017.

Review, Approval or Ratification of Transactions with Related Persons

Effective upon its adoption in July 2016, pursuant to the Audit Committee Charter, the Audit Committee is responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties. Our policies and procedures for review and approval of transactions with related persons are in writing in our Code of Conduct and Ethics available on our website at http://www.aytubio.com under the “Investor Relations—Corporate Governance” tab.

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

EKS&H LLLP has served as our independent auditor since April 2015, and has been appointed by our Board of Directors to continue as our independent auditor for the fiscal year ending June 30, 2018.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, EKS&H LLLP, for the audit of our annual financial statements for the respective periods, all of which were approved by our full Board of Directors for fiscal 2016 and by the Audit Committee for fiscal 2017.

	Year Ended June 30,
	2017	2016
Audit fees (1)	132,000	199,000
Audit-related fees (2)	90,000	108,000
Tax fees (3)	-	4,000
Total Fees	222,000	311,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)	Audit-related fees for both fiscal year 2016 and 2017 were comprised of fees related to registration statements, including for our May 2016 public offering and November 2016 public offering, respectively.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

PART IV

Item  15.     Exhibits and Consolidated Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2017 and 2016

•	Consolidated Statements of Operations for the years ended June 30, 2017 and 2016

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016

•	Consolidated Notes to the Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation	8-K	6/09/15	3.1

3.2	Certificate of Amendment of Certificate of Incorporation effective June 1, 2016	8-K	6/02/16	3.1

3.3	Certificate of Amendment of Certificate of Incorporation, effective June 30, 2016	8-K	7/01/16	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on August 11, 2017.	8-K	8/16/17	3.1

3.5	Certificate of Amendment of Certificate of Incorporation, effective August 25, 2017	8-K	8/29/17	3.1

3.6	Bylaws	8-K	6/09/15	3.2

4.2	Form of Placement Agent Warrant issued in 2015 Convertible Note Financing	8-K	7/24/15	4.2

4.3	Warrant Agent Agreement, dated May 6, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC.	8-K	5/6/16	4.1

4.4	First Amendment to May 6, 2016 Warrant Agent Agreement between Aytu BioScience, Inc. and VStock Transfer LLC.	S-1	9/21/16	4.5

4.5	Warrant Agent Agreement, dated November 2, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC.	8-K	11/2/16	4.1

4.6	Form of Amended and Restated Underwriters’ Warrant (May 2016 Financing)	8-K	3/1/17	4.1

4.7	Form of Amended and Restated Underwriters’ Warrant (October 2016 Financing)	8-K	3/1/17	4.2

4.8	Form of Common Stock Purchase Warrant issued on August 15, 2017.	8-K	8/16/17	4.1

10.1†	Form of Indemnification Agreement, to be entered into between the Registrant and its directors and officers	8-K	4/22/15	10.1

10.2#	Asset Purchase Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Valeant International (Barbados) SRL, effective as of December 2, 2011	8-K/A	6/08/15	10.4

10.3#	Manufacturing and Supply Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Ethypharm S.A., dated September 10, 2012	8-K/A	6/08/15	10.5

10.4	License, Development and Commercialization Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Daewoong Pharmaceuticals Co., Ltd., effective as of August 23, 2011 (incorporated by reference to Exhibit 10.1 of Ampio Pharmaceutical’s Form 8-K/A filed October 5, 2011;
	File No. 001-25182)

10.5#	Distribution Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and FBM Industria Farmaceutica, Ltda., dated as of March 1, 2012	8-K/A	6/08/15	10.7

10.6#	Distribution and License Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Endo Ventures Limited, dated April 9, 2014	8-K/A	6/08/15	10.8

10.7#	Sponsored Research Agreement between the Registrant (as assigned to it by Ampio/Luoxis) and Trauma Research LLC, dated September 1, 2009	8-K/A	6/08/15	10.9

10.8#	Addendum No. 4 to Sponsored Research Agreement between the Registrant (as assigned to it by Ampio/Luoxis) and Trauma Research LLC, dated March 17, 2014	8-K	5/27/15	10.14

10.9	Promissory Note issued by Ampio to the Registrant on April 16, 2015	8-K	4/22/15	10.11

10.10	Subscription Agreement between the Registrant and Ampio, dated April 16, 2015	8-K	4/22/15	10.12

10.11	Voting Agreement between the Registrant and Ampio, dated April 21, 2015 (incorporated by reference to Exhibit 10.1 to Ampio’s Form 8-K filed April 22, 2015; File No. 001-35182)

10.12	Asset Purchase Agreement between Jazz Pharmaceuticals, Inc. and Rosewind Corporation, dated May 20, 2015	8-K	5/27/15	10.14

10.13	Form of Note Purchase Agreement for 2015 Convertible Note Financing	8-K	7/24/15	10.17

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

10.14	Asset Purchase Agreement, dated October 5, 2015, between Aytu BioScience, Inc. and FSC Laboratories, Inc.	8-K	10/07/15	10.18

10.15	Master Services Agreement between Biovest International, Inc. and Aytu BioScience, Inc., entered into on October 8, 2015, and effective October 5, 2015	8-K	10/13/15	10.19

10.16	Form of Subscription Agreement for January 2016 common stock purchases	8-K	1/20/16	10.1

10.17	License and Supply Agreement between the Registrant and Acerus Pharmaceuticals Corporation, dated April 22, 2016	8-K	4/25/16	10.1

10.18	Subscription Agreement between the Registrant and Acerus Pharmaceuticals Corporation, dated April 22, 2016	8-K	4/25/16	10.2

10.19	First Amendment, dated May 15, 2016, to Employment Agreement dated September 16, 2015 between Aytu BioScience, Inc. and Jonathan McGrael	8-K	5/16/16	10.1

10.20	Purchase Agreement, dated July 27, 2016, by and between Aytu BioScience, Inc. and Lincoln Park Capital Fund, LLC.	8-K	7/28/16	10.1

10.21	Registration Rights Agreement dated July 27, 2016, by and between Aytu BioScience, Inc. and Lincoln Park Capital Fund, LLC.	8-K	7/28/16	10.2

10.22†	Employment Agreement, effective as of April 16, 2017, between Aytu BioScience, Inc. and Joshua R. Disbrow.	8-K	4/18/17	10.1

10.23†	Employment Agreement, effective as of April 16, 2017, between Aytu BioScience, Inc. and Jarrett T. Disbrow.	8-K	4/18/17	10.2

10.24	Asset Purchase Agreement, dated March 31, 2017, between Allegis Holdings, LLC and Aytu BioScience, Inc.	8-K	5/11/17	10.1

10.25^	Merger Agreement, dated May 3, 2017, between Nuelle, Inc. and Aytu BioScience, Inc.				X

10.26†	Employment Agreement, effective as of June, 2017, between Aytu BioScience, Inc. and Gregory A. Gould.	8-K	6/19/17	10.1

10.27†	2015 Stock Option and Incentive Plan, as amended on July 26, 2017.	8-K	7/27/17	10.1

10.28	Securities Purchase Agreement, dated August 11, 2017, between Aytu BioScience, Inc. and the investors named therein.	8-K	8/16/17	10.1

10.29	Registration Rights Agreement, dated August 11, 2017, between Aytu BioScience, Inc. and the investors named therein.	8-K	8/16/17	10.2

23.1	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.				X

31.1	Certificate of the Chief Executive Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	XBRL (extensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.				X

†	Indicates is a management contract or compensatory plan or arrangement.
#	The company has received confidential treatment of certain portions of this agreement. These portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AYTU BIOSCIENCE, INC.

Date: August 31, 2017	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on August 31, 2017.

Signature	Title

/s/ Joshua R. Disbrow	Chairman and Chief Executive Officer
Joshua R. Disbrow	(Principal Executive Officer)

/s/ Gregory A. Gould	Chief Financial Officer
Gregory A. Gould	(Principal Financial and Accounting Officer)

/s/ Michael Macaluso
Michael Macaluso	Director

/s/ Carl Dockery
Carl Dockery	Director

/s/ John Donofrio	Director
John Donofrio

/s/ Gary Cantrell	Director
Gary Cantrell

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AYTU BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aytu BioScience, Inc.

Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Aytu BioScience, Inc. (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aytu BioScience, Inc. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/EKS&H LLLP

August 31, 2017

Denver, Colorado

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,
	2017	2016

Assets
Current assets
Cash and cash equivalents	$802,328	$8,054,190
Restricted cash	75,214	-
Accounts receivable, net	528,039	162,427
Inventory, net	1,312,221	524,707
Prepaid expenses and other	310,760	215,558
Prepaid research and development - related party (Note 11)	-	121,983
Investment in Acerus	-	1,041,362
Total current assets	3,028,562	10,120,227

Fixed assets, net	647,254	231,430
Developed technology, net	1,337,333	1,159,736
Customer contracts, net	77,667	1,353,375
Trade names, net	164,037	194,472
Natesto asset	9,231,072	10,549,797
Goodwill	238,426	221,000
Patents, net	271,278	296,611
Long-term portion of prepaid research and development - related party (Note 11)	-	213,471
Deposits	2,888	2,888
Total long-term assets	11,969,955	14,222,780

Total assets	$14,998,517	$24,343,007

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other	$2,220,400	$2,322,605
Accrued liabilities	782,536	1,197,106
Natesto payable	-	5,379,675
Accrued compensation	339,704	1,200,930
Deferred rent	6,673	4,109
Current contingent consideration	261,155	-
Total current liabilities	3,610,468	10,104,425

Contingent consideration	7,386,782	3,869,122
Deferred rent	1,451	8,215
Warrant derivative liability	-	275,992
Total liabilities	10,998,701	14,257,754

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 824,831 in 2017 and 187,098 in 2016	82	19
Additional paid-in capital	73,069,463	56,646,659
Ampio stock subscription	-	-
Accumulated deficit	(69,069,729)	(46,561,425)
Total stockholders' equity	3,999,816	10,085,253

Total liabilities and stockholders' equity	$14,998,517	$24,343,007

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended June 30,
	2017	2016

Revenue
Product and service revenue	$3,221,590	$2,050,838
License revenue	-	511,607
Total revenue	3,221,590	2,562,445

Operating expenses
Cost of sales	1,417,355	957,076
Research and development	959,857	6,127,772
Research and development - related party (Note 11)	387,960	191,991
Sales, general and administrative	17,442,627	8,517,592
Sales, general and administrative - related party (Note 11)	165,131	307,704
Impairment of intangible assets	1,265,125	7,500,000
Amortization of intangible assets	1,708,771	664,707
Total operating expenses	23,346,826	24,266,842

Loss from operations	(20,125,236)	(21,704,397)

Other (expense)
Interest (expense)	(2,534,358)	(5,491,486)
(Loss) on investment	(61,519)	(971,629)
Derivative income (expense)	212,809	(12,572)
Total other (expense)	(2,383,068)	(6,475,687)

Net loss	$(22,508,304)	$(28,180,084)

Weighted average number of Aytu common shares outstanding	466,024	87,057

Basic and diluted Aytu net loss per common share	$(48.30)	$(323.70)

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid-in	Ampio	Accumulated	Total Stockholders'
	Shares	Amount	capital	Stock Subscription	Deficit	Equity

Balance - June 30, 2015	59,415	$6	$38,997,787	$(5,000,000)	$(18,381,341)	$15,616,452

Ampio stock subscription	-	-	-	5,000,000	-	5,000,000
Stock subscription	1,282	-	200,000	-	-	200,000
Conversion of convertible promissory notes and interest to common stock, net of $29,754 conversion costs	48,108	5	10,090,844	-	-	10,090,849
Issuance of warrants related to the convertible promissory notes	-	-	136,828	-	-	136,828
Issuance of common stock, net of $1,202,231 in issuance costs	78,125	8	4,237,866	-	-	4,237,874
Warrants issued in connection with registered financing	-	-	2,059,895	-	-	2,059,895
Warrants issued in connection with registered offering to the placement agents for the over-allotment option	-	-	20,493	-	-	20,493
Adjustment for rounding of shares due to stock split	168	-	-	-	-	-
Stock-based compensation	-	-	902,946	-	-	902,946
Net loss	-	-	-	-	(28,180,084)	(28,180,084)

Balance - June 30, 2016	187,098	19	56,646,659	-	(46,561,425)	10,085,253

Lincoln Park stock issuance, net of issuance costs $90,924	19,309	2	648,931	-	-	648,933
Stock-based compensation	-	-	2,502,092	-	-	2,502,092
Issuance of restricted stock	50,000	5	724,608	-	-	724,613
Common stock issued to executives	7,123	-	509,996	-	-	509,996
Issurance of warrants to initial investors	-	-	596,434	-	-	596,434
Issuance of common stock, net of $997,865 in issuance costs	286,749	29	3,671,552	-	-	3,671,581
Warrants issued in connection with registered offering			3,470,646	-	-	3,470,646
Warrants issued in connection with registered offering to the placement agents for the over-allotment option	-	-	172,629	-	-	172,629
Warrants issued in connection with the registered offering to the placement agents, non-cash issuance costs	-	-	292,630	-	-	292,630
Warrant tender offer, net of $312,159 in issuance costs	149,552	15	1,931,108	-	-	1,931,123
Warrant amendments	-	-	64,690	-	-	64,690
Investment in Subsidiary	125,000	12	1,837,488	-	-	1,837,500
Net loss	-	-	-	-	(22,508,304)	(22,508,304)

Balance - June 30, 2017	824,831	$82	$73,069,463	$-	$(69,069,729)	$3,999,816

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(22,508,304)	$(28,180,084)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	4,364,680	874,789
Asset impairment	1,265,125	7,500,000
Stock-based compensation expense	2,502,092	902,946
Issuance of restricted stock	724,613	-
Amortization of debt issuance costs	-	182,759
Amortization of beneficial conversion feature	-	4,943,073
Noncash interest expense	-	221,024
Derivative (income) expense	(212,809)	12,572
Amortization of prepaid research and development - related party (Note 11)	335,454	121,983
Loss on investment	61,519	971,629
Common stock issued to executives	509,996	-
Issuance of warrants to initial investors	596,434	-
Gain on sale of asset	(428,374)	-
Warrant amendment	1,507	-
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in accounts receivable	(355,031)	(5,369)
Decrease (increase) in inventory	195,427	(485,265)
(Increase) decrease in prepaid expenses and other	(95,202)	155,330
Increase in accounts payable and other	493,217	698,237
(Decrease) increase in accrued liabilities	(414,570)	925,232
(Decrease) increase in accrued compensation	(861,226)	1,004,427
(Decrease) increase in deferred rent	(4,200)	10,875
(Decrease) in deferred revenue	-	(511,607)
Net cash used in operating activities	(13,829,652)	(10,657,449)

Cash flows used in investing activities:
Purchases of fixed assets	(111,608)	(252,932)
Purchase of Natesto assets	(6,000,000)	(2,000,000)
Investment in Acerus	1,071,707	(2,012,991)
Sale of investment in Acerus cost	(91,864)	-
Sales of Primsol assets	1,750,000	-
Purchase of Primsol asset	(750,000)	(1,040,000)
Cash proceed from Nuelle	613,309	-
Cost related to Nuelle acquisition	(16,082)	-
Deposits	-	1,998
Net cash used in investing activities	(3,534,538)	(5,303,925)

Cash flows from financing activities:
Issuance of common stock to Lincoln Park	739,857	-
Costs related to the sale of common stock	(90,924)	-
Warrant tender offer	2,243,282	-
Warrant tender offer cost	(312,159)	-
Proceeds from convertible promissory notes, net (Note 8)	-	5,175,000
Debt issuance costs (Note 8)	-	(298,322)
Costs related to the conversion of the convertible promissory notes to equity	-	(29,754)
Ampio stock subscription payment	-	5,000,000
Registerd offering	8,602,499	7,520,493
Registered offering costs	(997,865)	(904,914)
Over-allotment warrants purchased by placement agents	2,852	-
Sale of stock subscription	-	200,000
Net cash provided by financing activities	10,187,542	16,662,503

Net change in cash and cash equivalents	(7,176,648)	701,129
Cash and cash equivalents at beginning of period	8,054,190	7,353,061
Cash and cash equivalents at end of period	$877,542	$8,054,190

Non-cash transactions:
Issuance of common stock to Nuelle share holders	$1,837,500	$-
Fixed assets included in accounts payable	$10,789	$-
Warrants issued in connection with the equity financing to the placement agents	$292,630	$-
Warrants amended in connection with warrant tender offer	$63,182	$-
Warrant derivative liability related to the issuance of the convertible promissory notes (Note 8)	$-	$102,931
Primsol asset purchase included in primsol payable, $1,250,000 less future accretion of $173,000	$-	$1,077,000
Conversion of convertible promissory notes and interest of $221,000 to common stock	$-	$5,396,024
Natesto asset purchase included in Natesto payable, $6,000,000 less future accretion of $620,325	$-	$5,379,675
Warrant derivative liability related to the issuance of the registered offering placement agent warrants (Note 8)	$-	$297,317
Reclassification of liability based warrants to equity presentation related to the convertible promissory notes	$-	$136,828
Beneficial conversion feature related to convertible promissory notes	$-	$4,943,073
Debt issuance costs related to notes that converted to equity	$-	$(218,494)

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Notes to the Financial Statements

Note 1 – Business, Basis of Presentation, Merger and Business Combinations

Business

Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a commercial-stage specialty healthcare company concentrating on developing and commercializing products with an initial focus on urological diseases and conditions. Aytu is currently focused on addressing significant medical needs in the areas of hypogonadism, urological cancers, male infertility, and sexual wellness and vitality.

Basis of Presentation

Through a multi-step reverse triangular merger, on April 16, 2015, Vyrix Pharmaceuticals, Inc. (‘‘Vyrix’’) and Luoxis Diagnostics, Inc. (‘‘Luoxis’’) merged with and into our Company (herein referred to as the Merger) and we abandoned our pre-merger business plans to solely pursue the specialty healthcare market, including the business of Vyrix and Luoxis. In the Merger, we acquired the RedoxSYS, MiOXSYS and Zertane products. On June 8, 2015, we reincorporated as a domestic Delaware corporation under Delaware General Corporate Law and changed our name from Rosewind Corporation to Aytu BioScience, Inc., and effected a reverse stock split in which each common stockholder received one share of common stock for every 12.174 shares outstanding. On June 30, 2016, Aytu effected another reverse stock split in which each common stockholder received one share of common stock for every 12 shares outstanding; On August 25, 2017, Aytu effected another reverse stock split in which each common stockholder received one share of common stock for every 20 shares outstanding (herein referred to collectively as the “Reverse Stock Splits”). All share and per share amounts in this report have been adjusted to reflect the effect of these Reverse Stock Splits.

Business Combination—ProstaScint

In May 2015, Aytu entered into and closed on an asset purchase agreement with Jazz Pharmaceuticals, Inc. (“Jazz Pharmaceuticals”). Pursuant to the agreement, Aytu purchased assets related to the Jazz Pharmaceuticals’ product known as ProstaScint® (capromab pendetide), including certain intellectual property and contracts, and the product approvals, inventory and work in progress (together, the ‘‘ProstaScint Business’’), and assumed certain of Jazz Pharmaceuticals’ liabilities, including those related to product approvals and the sale and marketing of ProstaScint. The purchase price consists of the upfront payment of $1.0 million. We also agreed to pay an additional $500,000 which was paid after transfer for the ProstaScint-related product inventory and $227,000 which was paid September 30, 2015 (which represents a portion of certain FDA fees). We also will pay 8% on net sales made after October 31, 2017, payable up to a maximum aggregate payment of an additional $2.5 million. The contingent consideration was initially valued at $664,000 and was revalued as of June 30, 2017 at $54,000 using a discounted cash flow. The total fair value consideration for the purchase was $2.4 million.

The Company’s allocation on consideration transferred for ProstaScint as of the purchase date May 20, 2015 was as follows:

Estimated Fair Value
Tangible assets	$727,000
Intangible assets	1,590,000
Goodwill	74,000
Total assets acquired	$2,391,000

Included in the intangible assets at May 2015 was developed technology of $790,000, customer contracts of $720,000 and trade names of $80,000, each of which will be amortized over a ten-year period. Amortization expense of $159,000 was recognized in both fiscal 2017 and 2016.

At June 30, 2017, the ProstaScint asset was impaired based upon sales projections that we intend to only sell this product through mid-fiscal 2019, when this product expires. The value for the intangible assets were adjusted to $54,000 for developed technology, $7,000 for trade names and $0 for customer contracts. The estimated future amortization of ProstaScint after June 30, 2017 is as follows:

Total ProstaScint

2018	$47,000
2019	14,000
2020	-
2021	-
2022	-
Thereafter	-
$61,000

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

Aytu paid $500,000 at closing for the purchase of the Primsol Business and paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also agreed to pay an additional (a) $500,000 which was paid on April 1, 2016, (b) $500,000 which was paid on July 1, 2016, and (c) $250,000 which was paid in November 2016 (together, the “Installment Payments”).

The Company’s allocation on consideration transferred for Primsol as of the purchase date of October 5, 2015 was as follows:

Fair Value

Tangible assets	$182,000

Intangible assets	1,470,000

Goodwill	147,000

Total assets acquired	$1,799,000

Included in tangible assets was $102,000 of inventory and $80,000 of work-in-process inventory. Included in the intangible assets was developed technology of $520,000, customer contracts of $810,000 and trade names of $140,000, each of which was being amortized over a six-year period. Amortization expense of $184,000 and $174,000 was recognized in fiscal 2017 and fiscal 2016, respectively.

Divestiture – Primsol

In March 2017, we entered into and closed on an Asset Purchase Agreement with Allegis Holdings, LLC (the “Purchaser”). Pursuant to the agreement, we sold to the Purchaser all of our assets related to our Primsol product, including certain intellectual property and contracts, inventory, work in process and all marketing assets and materials related solely to Primsol (together, the “Primsol Asset”). We retain any liability associated with the Primsol Asset that occurred prior to the closing. The Purchaser paid us $1,750,000 at the closing for the Primsol Asset. We recognized a gain of approximately $428,000 on the sale which is included in sales, general and administrative expense on our statement of operations.

We have evaluated this transaction and concluded that it is not significant to our business and therefore the results are included in continuing operations, as the criteria to be presented as discontinued operations was not satisfied.

License and Supply Agreement—Natesto

In April, 2016, Aytu entered into and closed a license and supply agreement to acquire the exclusive U.S. rights to Natesto® (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus, which rights we acquired effective upon the expiration of the current licensee’s rights, which occurred on June 30, 2016. The licensee’s term runs for the greater of eight years or until the expiry of the latest to expire patent including claims covering Natesto and until the entry on the market of at least one AB-rated generic product.

Aytu paid Acerus an upfront fee of $2.0 million upon execution of the agreement. In October 2016, we paid an additional $2.0 million. In January 2017, Aytu paid the final upfront payment of $4.0 million. Aytu also purchased, on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2.5 million (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. These shares were a held for sale trading security and were valued at fair market value. Aytu could not dispose of these shares until after August 29, 2016. During fiscal 2017, Aytu sold all of these shares. The gross proceeds from the sales totaled $1.1 million, the cost of the sales totaled $92,000, and we recognized a loss on investment of $62,000 and $972,000 during fiscal 2017 and 2016, respectively.

In addition to the upfront payments, we must make the following one-time, non-refundable payments to Acerus within 45 days of the occurrence of the following event (provided that, the maximum aggregate amount payable under such milestone payments will be $37.5 million):

▪	$2.5 million if net sales during any four consecutive calendar quarter period equal or exceed $25.0 million (the “First Milestone”); the First Milestone payment is required to be paid even if the threshold is not met in the event that the agreement is terminated for any reason other than material breach by Acerus, bankruptcy of either party, or termination by Acerus because it believes the amounts payable to Aytu for agreed upon trial work would no longer make the agreement economically viable for Acerus;

▪	$5.0 million if net sales during any four consecutive calendar quarter period equal or exceed $50.0 million;

▪	$7.5 million if net sales during any four consecutive calendar quarter period equal or exceed $75.0 milion;

▪	$10.0 million if net sales during any four consecutive calendar quarter period equal or exceed $100.0 million; and

▪	$12.5 million if net sales during any four consecutive calendar quarter period equal or exceed $125.0 million.

The fair value of the net identifiable asset acquired totaled $10.5 million which is being amortized over eight years. The amortization expense for fiscal 2017 was $1.3 million and zero for fiscal 2016. The estimated future amortization of Natesto after June 30, 2017 is as follows:

2018	1,319,000
2019	1,319,000
2020	1,319,000
2021	1,319,000
2022	1,319,000
Thereafter	2,636,000
$9,231,000

The contingent consideration was valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. The contingent consideration accretion expense for fiscal 2017 and 2016 was $228,000, and zero respectively. As of June 30, 2017, the contingent consideration was revalued and increased to $5.7 million based on increased future estimated sales performance of Natesto using a Monte Carlo simulation.

Merger/Subsidiary

In May 2017, Aytu Women’s Health, LLC., a wholly-owned subsidiary of Aytu, acquired Nuelle, Inc., or Nuelle, a women’s sexual health company. This transaction expanded our product portfolio with the addition of the Fiera® personal care device for women.

In the Merger, (i) each share of Nuelle common stock and each option or warrant to purchase Nuelle stock was cancelled, and (ii) each share of Nuelle preferred stock was converted into the right to receive shares of our common stock. We issued to the Nuelle preferred stockholders an aggregate of 125,000 shares of our common stock.

In addition, Nuelle preferred stockholders will be entitled to revenue earn-out payments equal to a designated percentage of net sales on tiers of net sales up to $100.0 million, with an average rate for all tiers in the mid-single digit range and a maximum aggregate payout of $6.9 million.

Nuelle stockholders additionally will be entitled to milestone earn-out payments of up to a potential aggregate of $24.0 million, upon the attainment by us of designated net sales thresholds over any sequential four calendar quarter period.

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

In the event that we do not make all of the required earn-out payments to the Nuelle stockholders before May 3, 2022, and we also close a divestiture before May 3, 2022 of any of the products acquired in the transaction, we will pay the Nuelle stockholders a combination of (i) cash in an amount equal to 10% of the value of all cash, securities and other property paid to us in the divestiture (cash is to be 60% of the total consideration), and (ii) shares of our common stock equal to the Nuelle stockholders’ portion of the divestiture payment divided by the average closing price of our common stock for the 10 trading days prior to the earlier of the closing date of the divestiture or the public disclosure of the divestiture (shares of common stock are to be 40% of the total consideration).

In addition to the upfront issuance of common stock, we must make the following one-time payments to the Nuelle stockholders within 90 days of the occurrence of the following events (provided that, the maximum aggregate amount payable under such milestone payments will be $24.0 million):

▪	Upon achieving the first occurrence of Net Sales of $10.0 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $1.0 million;

▪	Upon achieving the first occurrence of Net Sales of $17.5 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $1.8 million.

▪	Upon achieving the first occurrence of Net Sales of $25.0 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $2.5 million.

▪	Upon achieving the first occurrence of Net Sales of $37.5 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $3.8 million;

▪	Upon achieving the first occurrence of Net Sales of $50.0 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $5.0 million; and

▪	Upon achieving the first occurrence of Net Sales of $100.0 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $10.0 million.

The Company’s allocation on consideration transferred for Nuelle as of the purchase date May 5, 2017 is as follows:

Fair Value

Tangible assets	$2,061,000

Intangible assets	1,540,000

Goodwill	238,000

Total assets acquired	$3,839,000

Included in the intangible assets is developed technology of $1.3 million, customer contracts of $80,000 and trade names of $160,000, each of which will be amortized over a nine to twelve-year period. Amortization expense of $22,000 and $0 was recognized in fiscal 2017 and 2016, respectively.

Future amortization after the year ended June 30, 2017 is as follows:

2018	$144,000
2019	144,000
2020	144,000
2021	144,000
2022	144,000
Thereafter	798,000
$1,518,000

The contingent consideration was valued at $1.9 million using a Monte Carlo simulation, as of May 2017. The contingent consideration accretion expense for fiscal 2017 and 2016 was $12,000, and zero respectively.

Additionally, we assumed liabilities of $47,000.

Note 2 – Summary of Significant Accounting Policies

Principals of Consolidation

These consolidated financial statements include the accounts of Aytu and its wholly-owned subsidiary, Aytu Women’s Health. All material intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Restricted Cash

Aytu considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consist primarily of a certificate of deposit investment account. Aytu’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, Aytu has maintained balances in excess of federally insured limits.

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

Product & Service Sales

The Company recognizes revenue only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been performed,
•	The fee for the arrangement is fixed or determinable, and
•	Collectability is reasonably assured.

Persuasive evidence of an arrangement exists - The Company documents all terms of an arrangement in a written contract by the customer prior to recognizing revenue.

Delivery has occurred or services have been performed - The Company delivers all products prior to recognizing revenue. Equipment is considered delivered upon delivery to a customer's designated location.

Device sales are recorded when products are shipped to customers. Drug sales are recorded when the product arrives at the customer’s dock. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded and are estimated at the time of sale.

The fee for the arrangement is fixed or determinable - Prior to recognizing revenue, a customer's fee is either fixed or determinable under the terms of the written contract.

Collectability is reasonably assured - The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer's financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

Estimated Sales Returns and Allowances

Aytu records estimated reductions in revenue for potential returns of products by customers. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of the Company’s reported revenue could result. As of June 30, 2017 and 2016, we accrued $58,000 and $284,000, respectively, in our estimated returns allowance.

Shipping and Handling

The Company's shipping and handling costs are included in cost of goods sold for all periods presented.

Accounts Receivable

Accounts receivable are recorded at their net realized value. Aytu evaluates collectability of accounts receivable on a quarterly basis and records a valuation allowance accordingly. As of June 30, 2017 we had an allowance for doubtful accounts of $44,000, and as of June 30, 2016, there had been an allowance for doubtful accounts of $41,000.

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company's total revenue during the year ended June 30, 2017 and 2016, respectively. The revenue from these counterparties as a percentage of total revenue was as follows:

	Year Ended June 30,
	2017	2016
Customer A	34%	-
Customer B	22%	-
Customer C	18%	-
Customer D	0%	86%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2017.

We are also subject to credit risk from our accounts receivable related to our product sales. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of June 30, 2017, three customers accounted for 60% of gross accounts receivable. As of June 30, 2016, one customer accounted for 69% of gross accounts receivable.

	Year Ended June 30,
	2017	2016
Customer A	25%	-
Customer B	17%	-
Customer C	18%	-
Customer D	0%	69%

Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories in order to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. We currently have a reserve of $311,000 for slow moving inventory as of June 30, 2017 and $199,000 at June 30, 2016.

Inventory consist of the following:

	June 30,
	2017	2016
Raw materials	$442,000	$77,000
Work in process	442,000	-
Finished goods	738,000	647,000
Reserve	(310,000)	(199,000)
	$1,312,000	$525,000

Trading Securities

Trading securities are carried at fair value with realized and unrealized gains and losses recorded in earnings.

Fixed Assets

Fixed assets are recorded at cost. After being placed in service, the fixed assets are depreciated using the straight-line method over estimated useful lives. Fixed assets consist of the following:

	Estimated	June 30,
	Useful Lives in years	2017	2016

Office equipment, furniture and other	2 - 5	$405,000	$201,000
Lab equipment	3 - 5	111,000	90,000
Leasehold improvements	3	287,000	45,000
Manufacturing equipment	2 - 5	90,000	7,000
Less accumulated depreciation and amortization		(246,000)	(112,000)

Fixed assets, net		$647,000	$231,000

Aytu recorded the following depreciation expense in the respective periods:

	Year Ended June 30,
	2017	2016

Depreciation expense	$134,000	$51,000

Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent third party appraisal, was $500,000. The Zertane patents were acquired in connection with the 2011 acquisition of DMI BioSciences by Ampio, the former parent company of Aytu, and were being amortized over the remaining U.S. patent lives of approximately 11 years, which were to expire in March 2022. In fiscal 2016, we redirected our resources towards our commercial-stage products and the Company determined that this asset had no further value as the Company did not have the resources to complete the necessary clinical trials and bring it to market before the patents expired. The remaining fair value of the Zertane patents were expensed as of June 30, 2016.

The cost of the Luoxis patents were $380,000 when they were acquired in connection with the 2013 formation of Luoxis and are being amortized over the remaining U.S. patent lives of approximately 15 years, which expires in March 2028. Patents consist of the following:

	June 30,
	2017	2016

Patents	$880,000	$880,000
Less accumulated amortization	(609,000)	(583,000)

Patents, net	$271,000	$297,000

Aytu recorded the following amortization expense in the respective periods:

	Year Ended June 30,
	2017	2016

Amortization expense	$26,000	$332,000

Future amortization from the year ended June 30, 2017 is as follows:

2018	$25,000
2019	25,000
2020	25,000
2021	25,000
2022	25,000
Thereafter	146,000
$271,000

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

Goodwill

The Nuelle, ProstaScint and Primsol purchase price allocations were based upon an analysis of the fair value of the assets and liabilities acquired. The final purchase price may be adjusted up to one year from the date of the acquisition. Identifying the fair value of the tangible and intangible assets and liabilities acquired required the use of estimates by management, and were based upon currently available data, as noted below.

The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. Such goodwill is not deductible for tax purposes and represents the value placed on entering new markets and expanding market share.

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing the carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of ProstaScint that occurred on May 20, 2015, Primsol that occurred on October 5, 2015 and Nuelle that occurred on May 5, 2017. There was an impairment of $74,000 related to the ProstaScint goodwill for the year ended June 30, 2017.

Use of Estimates

The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include valuation allowances, stock-based compensation, warrant valuation, purchase price allocation, valuation of contingent consideration, sales returns and allowances, useful lives of fixed assets, collectability of accounts receivable, and assumptions in evaluating impairment of definite and indefinite lived assets. Actual results could differ from these estimates.

Income Taxes

Aytu has been included in the consolidated tax returns of Ampio, the former parent company of Aytu, for tax years ended on or before December 31, 2015. As of January 2016, due to the decrease in Ampio’s ownership percentage of Aytu stock, Aytu will begin to file tax returns separate from Ampio. For all consolidated tax return periods, Aytu's taxes were computed and reported on a "separate return" basis for these financial statements. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon settlement with the taxing authority. The Company believes that it has no material uncertain tax positions. The Company's policy is to record a liability for the difference between the benefits that are both recognized and measured pursuant to FASB ASC 740-1 "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109" (ASC 740-10) and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC 740-10.

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

Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of Aytu. Basic and diluted loss per share was the same in 2017 and 2016. Although there were common stock equivalents of 367,312 and 126,239 shares outstanding at June 30, 2017 and 2016, respectively, consisting of stock options and warrants; they were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current assets and other liabilities approximate their fair value due to their short maturities. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows and assessment of the probability of occurrence of potential future events. The fair values of marketable securities is based on quoted market prices, if available, or estimated discounted future cash flows.

Derivative Liability

Aytu accounts for liability warrants by recording the fair value of each instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the financial instruments and related warrants were calculated using a Monte Carlo based valuation model. We recorded a derivative expense at the inception of the instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods was recorded as unrealized gain or loss on fair value of debt instruments for the financial instruments and to derivative income or expense for the warrants.

The fair value of the warrants issued to the placement agents in connection with the registered offering were valued using the Black-Scholes valuation methodology. Changes in the fair value in subsequent periods were recorded to derivative income or expense.

Adoption of Newly Issued Accounting Pronouncements

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, "Statement of Cash Flows: Restricted Cash."  The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows.  ASU 2016-18 is effective for the fiscal year commencing after December 15, 2017. During fiscal 2017, the Company early adopted this pronouncement, the impact of which was minimal, which is now shown on the statements of cash flows within cash and cash equivalents.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. During fiscal 2017, the Company early adopted this standard. The primary cash flow categorization that will impact the Company will be contingent consideration payments, however, no such payments have been made to date.

In March 2016, the FASB issued ASU 2016-09, “Compensation –Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting.” The standard includes multiple provisions intended to simplify various aspects of the accounting for share based payments. The amendments are expected to impact net income, earnings per share, and the statement of cash flows. Implementation and administration may present challenges to companies with significant share based payment activities. The amendments are effective for public entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company adopted this standard during fiscal, 2017. Aytu has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. Prior to adopting this standard, the Company had not estimated any forfeitures, therefore, no adjustments were necessary. Aytu is also operating at a net operating loss, therefore, there was no tax implication.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.”  ASU 2015-11 clarifies that inventory should be held at the lower of cost or net realizable value.  Net realizable value is defined as the estimated selling price, less the estimated costs to complete, dispose and transport such inventory.  ASU 2015-11 was effective for fiscal years and interim periods beginning after December 15, 2016.  ASU 2015-11 is required to be applied prospectively.  The amendments in ASU 2015-11 were adopted by the Company during fiscal 2017. The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for reporting periods ending after December 15, 2016. The Company adopted this standard during fiscal 2017 and has included the required disclosure in the Company’s financial statements (Note 3).

Recently Issued Accounting Pronouncements, Not Adopted as of June 30, 2017

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09).” ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of its adoption of this standard on its financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendment clarifies the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This determination is important given the diverging accounting models used for each type of transaction. The guidance is generally expected to result in fewer transactions qualifying as business combinations. The amendment is effective prospectively for public business entities for interim and annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company does not expect an immediate impact on its financial statements from this codification however, if Aytu seeks to purchase additional assets in the future it could have an impact if that purchase is accounted for as a business combination or an asset purchase.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.  Adopting ASU No. 2016-01 may result in a cumulative effect adjustment to the consolidated statement of equity retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of this standard on its financial statements.

In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers (the "New Revenue Standard"). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The New Revenue Standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for interim and annual periods beginning after December 5, 2017. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. The New Revenue Standard will be effective for the Company in fiscal 2019. We will adopt the standard in our third quarter of fiscal 2018 and preliminarily expect to use the modified prospective method. However, we are continuing to evaluate the impact of the standard, and our adoption method is subject to change. We currently do not anticipate these standards to have a material impact on our consolidated financial statements outside of the expanded disclosure requirements.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company had a net loss of $22.5 million and net cash used in operations of $13.8 million, for the year ended June 30, 2017. At June 30, 2017, Aytu had $878,000 of cash, cash equivalents and restricted cash, stockholders’ equity of $4.0 million and an accumulated deficit of $69.1 million at June 30, 2017.  In addition, the Company is in the early stage of commercialization and has not yet generated any profits. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

However, with the completion of the August 2017 financing of $11.8 million, the Company expects that its current cash resources plus this additional funding will be sufficient to fund operations through fiscal 2018 and into mid-fiscal 2019.

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

Note 4 – License Agreement/Revenue Recognition

During 2011, Ampio Pharmaceuticals, Inc., (“Ampio”), Aytu’s former parent company, entered into a license, development and commercialization agreement with a major Korean pharmaceutical company which was assigned to Vyrix when it was formed in 2013. The agreement grants the pharmaceutical company exclusive rights to market Zertane in South Korea for the treatment of premature ejaculation (“PE”) and for a combination drug to be developed, utilizing Zertane and an erectile dysfunction drug. Upon signing of the agreement, Ampio received a $500,000 upfront payment, the net proceeds of which were $418,000 after withholding of Korean tax. The upfront payment was deferred and was being recognized as license revenue over a ten-year period. Milestone payments of $3.2 million could have been earned and recognized contingent upon achievement of regulatory approvals and cumulative net sales targets, which could have taken several years. In addition, Aytu could have earned a royalty based on 25% of net sales, as defined, if the royalty exceeded the transfer price of the Zertane product. No royalties have been earned to date.

In April 2014, Vyrix entered into a Distribution and License Agreement (the “Paladin Agreement”) with Endo Ventures Limited, which acquired Paladin Labs Inc. (“Paladin”), whereby Paladin has exclusive rights to market, sell and distribute Zertane in Canada, the Republic of South Africa, certain countries in Sub Saharan Africa, Colombia and Latin America. The Paladin Agreement expires on a country by country basis upon the later of 15 years after the first commercial sale of the product in that country or expiration of market exclusivity for Zertane in that country. Paladin paid $250,000 to Vyrix upon signing the Paladin Agreement and is obligated to make milestone payments aggregating up to $3.0 million based upon achieving Canadian and South African product regulatory approval and achieving specific sales goals. The upfront payment was deferred and was being recognized as license revenue over a seven-year period. In addition, the Paladin Agreement provides that Paladin pay royalties based on sales volume.

At the end of fiscal 2016, Aytu determined that the Zertane asset had no further value as Aytu did not have the resources to complete the necessary clinical trials and bring it to market before the patents expire. The remaining deferred revenue of $426,000 was recognized as of June 30, 2016.

Note 5 – Fair Value Considerations

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current assets and other liabilities approximate their fair value due to their short maturities. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows and assessment of the probability of occurrence of potential future events. The fair values of marketable securities is based on quoted market prices, if available, or estimated discounted future cash flows. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and 2016, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2017
ASSETS
Investment in Acerus	$-	$-	$-	$-

LIABILITIES
Warrant derivative liability	$-	$-	$-	$-
Contingent consideration	$-	$-	$7,648,000	$7,648,000

June 30, 2016
ASSETS
Investment in Acerus	$1,041,000	$-	$-	$1,041,000

LIABILITIES
Warrant derivative liability	$-	$-	$276,000	$276,000
Contingent consideration	$-	$-	$3,869,000	$3,869,000

The estimated fair value of the Company’s investment, which is classified as Level 1 (quoted price is available), was $1.0 million as of June 30, 2016. This investment was sold during fiscal 2017.

The warrant derivative liability was valued using the Black-Scholes valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and therefore classified as Level 3. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of February 28, 2017, the date when the derivative instruments converted into equity, and at June 30, 2016:

	February 28, 2017	June 30, 2016
Warrants:
Volatility	160.7%	75.0%
Equivalent term (years)	4.18	4.84
Risk-free interest rate	1.87%	0.99%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments

Balance as of June 30, 2016	$276,000
Warrant issuances	-
Change in fair value included in earnings (February 28, 2017)	(213,000)
Reclassification of warrant from liability to equity upon amendment	(63,000)
Balance as of June 30, 2017	$-

The contingent consideration was valued using the Monte-Carlo valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Contingent consideration is not actively traded and therefore classified as Level 3.

As of June 30, 2016, we had $3.9 million in contingent consideration. During fiscal 2017, this balance increased to $7.6 million as a result of $305,000 in accretion, which is included in our interest expense, as well as an increase of $1.9 million related to our Nuelle merger and adjustments of $1.5 million related to the revaluation of our ProstaScint and Natesto products.

Note 6 – Income Taxes

As previously discussed in Note 2 - Summary of Significant Accounting Policies, the Company has been included in the consolidated tax returns of Ampio for tax years ending on or before December 31, 2015. Beginning in January 2016, Aytu will file tax returns separate from Ampio. For all consolidated tax return periods, the Company's taxes have been computed and reported on a "separate return" basis. Ampio and Aytu did not have a tax sharing agreement for the consolidated return periods. Accordingly, certain tax attributes, e.g. net operating loss carryforwards, reflected in these financial statements, may or may not be available to Aytu. In January 2016, Ampio's ownership interest in Aytu fell below 80% so that Aytu will no longer be included in the Ampio consolidated tax return. The deconsolidation resulted in approximately $4.5 million of net operating loss carryforwards originating prior to the incorporation of Vyrix and Luoxis no longer being available to Aytu. Upon deconsolidation, the deferred tax asset and related valuation allowance for these pre-incorporation net operating losses have been removed.

Income tax benefit resulting from applying statutory rates in jurisdictions in which Aytu is taxed (Federal and various states) differs from the income tax provision (benefit) in the Aytu financial statements. The following table reflects the reconciliation for the respective periods.

	Year Ended June 30,
	2017		2016

Benefit at statutory rate	$(7,653,000)	(34.00)%	$(9,581,000)	(34.00)%
State income taxes, net of federal benefit	(681,000)	(3.02)%	(853,000)	(3.03)%
Stock based compensation	116,000	0.51%	7,000	0.03%
Interest on convertible debt	-	0.00%	75,000	0.27%
Offering costs	203,000	0.90%	-	0.00%
Contingent consideration	4,000	0.02%	-	0.00%
Change in tax rate	(11,000)	(0.05)%	-	0.00%
Change in valuation allowance	7,922,000	35.19%	8,672,000	30.77%
Reduction of net operating losses upon deconsolidation	-	0.00%	1,674,000	5.94%
Other	100,000	0.45%	6,000	0.02%
Net income tax provision (benefit)	$-	0.00%	$-	0.00%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	2017	2016
Deferred tax assets (liabilities):
Deferred revenue	$-	$-
Deferred rent	3,000	5,000
Accrued expenses	127,000	445,000
Net operating loss carry forward	15,435,000	9,202,000
Intangibles	1,559,000	606,000
Share-based coompensation	1,362,000	327,000
Fixed assets	191,000	-
Unrealized loss on investment	-	360,000
Capital loss carry forward	385,000	-
Contribution carry forward	41,000	-
Warrant liability	75,000	153,000
Inventory	174,000	192,000
Allowance for doubtful accounts	17,000	15,000
Total deferred income tax assets (liabilities)	19,369,000	11,305,000
Less: Valuation allowance	(19,369,000)	(11,305,000)
Total deferred income tax assets (liabilities)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities and tax planning strategies in making the assessment. The Company believes it is more likely than not it will realize the benefits of these deductible differences, net of the valuation allowance provided. The Company has federal net operating losses of approximately $42.3 million and $24.8 million as of June 30, 2017 and June 30, 2016, respectively that, subject to limitation, may be available in future tax years to offset taxable income. The available federal net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2031 through 2036. The Company has state net operating losses of approximately $32.8 million and $17.3 million as of June 30, 2017 and June 30, 2016, respectively that, subject to limitation, may be available in future tax years to offset taxable income. The available state net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2025 through 2036. Under the provisions of the Internal Revenue Code, substantial changes in the Company's ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

As of June 30, 2017 and 2016, the Company has no liability for gross unrecognized tax benefits or related interest and penalties.

Aytu has made its best estimates of certain income tax amounts included in the financial statements. Application of the Company's accounting policies and estimates, however, involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, could differ from these estimates. In arriving at its estimates, factors the Company considers include how accurate the estimates or assumptions have been in the past, how much the estimates or assumptions have changed and how reasonably likely such changes may have a material impact. Aytu has been historically included in the Ampio consolidated tax return. Under the general statute of limitations, the Company would not be subject to federal or Colorado income tax examinations for tax years prior to 2013 and 2012, respectively. However, given the net operating losses generated since inception, all tax years since inception are subject to examination.

Note 7 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table as of June 30, 2017:

	Total	2018	2019	2020	2021	2022	Thereafter
Prescription database	$1,342,000	$769,000	$573,000	$-	$-	$-	$-
Natesto	15,000,000	-	-	2,500,000	5,000,000	-	7,500,000
Manufacturing/commercial supply agreements	-	-	-	-	-	-	-
Office lease	175,000	145,000	30,000	-	-	-	-
	$16,517,000	$914,000	$603,000	$2,500,000	$5,000,000	$-	$7,500,000

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

Natesto

In April 2016, the Company entered into an agreement with Acerus whereby Aytu agreed to pay $8.0 million for the exclusive U.S. rights to Natesto (see Note 1). The first payment totaling $2.0 million was paid in April, the second installment payment was paid in October 2016. The final payment totaling $4.0 million was paid in January 2017. Additionally, Aytu is required to make the first milestone payment of $2.5 million even if the milestone is not reached and anticipates making the second milestone payment of $5.0 million along with the third milestone payment of $7.5 million.

Manufacturing/Commercial Supply Agreements

In October 2015, Aytu entered into a Master Services Agreement with Biovest International, Inc. (“Biovest”). The agreement provides that Aytu may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders. Aytu expects to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of its products for the ProstaScint product. In September 2016, Aytu entered into a Commercial Supply Agreement with Grand River Aseptic Manufacturing, Inc. (“GRAM”). The agreement provides that Aytu may engage GRAM from time to time to provide services in accordance with mutually agreed upon work orders. As of June 30, 2017, both contracts were on hold as the Company evaluates its strategic options for the ProstaScint product. If the contracts are not restarted, Aytu does not anticipate any future liability related to either contract.

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

	Year Ended June 30,
	2017	2016

Rent expense	$139,000	$120,000

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

Pursuant to the terms of the convertible promissory note agreements, if Aytu sold equity securities at any time while the Notes were outstanding in a financing transaction that was not a Qualified Financing (a public offering of Aytu stock resulting in gross proceeds of at least $5.0 million (excluding indebtedness converted in such financing) prior to the maturity date of the Notes), the holders of the convertible promissory notes had the option, but not the obligation, to convert the outstanding principal and accrued interest as of the closing of such financings into a number of shares of Aytu capital stock in an amount equal to 120% of the number of such shares calculated by dividing the outstanding principal and accrued interest by the lesser of (a) the lowest cash price per share paid by purchasers of shares in such financing, or (b) $92.60. As a result of Aytu’s sale of common stock on January 20, 2016, the Company was obligated to provide notice to the above-referenced noteholders of such stock sales. In accordance with the convertible note terms, noteholders had the option to convert their entire balance (inclusive of accrued but unpaid interest) into a number of shares of Aytu common stock equal to 120% of the number of shares calculated by dividing such note balance by $156.00, which was the per share purchase price paid in the equity financing described above. On February 10, 2015, the date of the conversion, an aggregate of $4.1 million of principal and $143,000 of accrued interest on the Notes converted into an aggregate of 32,830 shares of Aytu’s common stock under the original terms of the agreement.

In May 2016, Aytu completed a registered public offering which was considered a Qualified Financing and all outstanding Notes were automatically converted on the same terms as in the offering. At the insistence of the underwriters of the offering, all outstanding noteholders had signed lockup agreements which granted them an extra 10% on the conversion, increasing it to 130% of shares calculated by dividing such Note balance by $96.00, which was the per share purchase price in the registered offering. On May 6, 2016, the date of conversion, an aggregate of $1.1 million of principal and $78,000 of accrued interest on the Notes converted into an aggregate of 15,279 shares of Aytu’s common stock and 15,279 warrants.

In connection with the conversion of the Aytu Notes, Aytu was obligated to issue to the placement agents for the convertible note offering warrants for an amount of shares equal to 8% of the number of shares of Aytu’s common stock for the Notes sold by the placement agents issued upon conversion of the Notes. As a result of the optional note conversion, on February 10, 2016, Aytu issued warrants to the placement agents to purchase an aggregate of 1,113 shares of common stock at an exercise price of $156.00 per share. As a result of the second Note conversion, on May 6, 2016, Aytu issued warrants to the placement agents to purchase an aggregate of 1,129 shares of common stock at an exercise price of $96.00 per share. These warrants are exercisable for five years from the date of issuance of the related Notes in July and August 2015. The warrants have a cashless exercise feature.

Also in connection with the conversion of the Notes, Aytu recorded a beneficial conversion feature of $4.9 million which was recorded as a debt discount; this amount represents that carrying amount of the Notes at the date of conversion. The beneficial conversion feature was expensed upon conversion of the Notes to interest expense.

Note 9 – Common Stock

Capital Stock

At June 30, 2017 and June 30, 2016, Aytu had 824,831 and 187,098 common shares outstanding, respectively, and no preferred shares outstanding at either June 30, 2017 or June 30, 2016. The Company has 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 50.0 million shares of preferred stock authorized with a par value of $0.0001 per share.

In May 2016, Aytu raised gross proceeds of approximately $7.5 million through a public offering of 78,125 Units. Offering costs totaled $1.2 million resulting in net proceeds of $6.3 million. Each Unit consisted of one share of Aytu common stock and a warrant to purchase one share of Aytu common stock. The common stock issued had a relative fair value of $4.2 million. The warrants have an exercise price of $120.00 per share and will expire five years from the date of issuance. These warrants have a relative fair value of $2.1 million. We also granted the underwriters a 45-day option (the Over-Allotment Option) to purchase up to an additional 11,719 shares of common stock and/or warrants. The underwriters exercised 8,542 of this over-allotment option for the warrants and paid $2.40 per over-allotment warrant resulting in proceeds of $20,000. These warrants have the same terms as the warrants sold in the registered offering.

In July 2016, we entered into a purchase agreement (the ‘‘Purchase Agreement’’), together with a registration rights agreement (the ‘‘Registration Rights Agreement’’), with Lincoln Park Capital Fund, LLC (‘‘Lincoln Park’’). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 6,684 shares of our common stock for $500,000 as an initial purchase under the agreement. We also issued as a commitment fee to Lincoln Park of 2,625 shares of common stock. Between September 2016 and June 2017, Lincoln Park purchased an additional 10,000 shares for $240,000, the issuance costs related to these purchases totaled $91,000, resulting in net proceeds of $649,000. We terminated the Purchase Agreement effective August 16, 2017.

In July 2016, we issued 50,000 shares of restricted stock as compensation to certain executive officers and directors, which vest in July 2026. This expense is included in sales, general and administrative. For the year ended June 30, 2017, the expense was $725,000. The original fair value of the restricted stock was $3.2 million. As of June 30, 2017, the remaining unrecognized expense is $2.5 million. During fiscal 2017, one of the Company’s executive officers resigned and his restricted stock vested in full upon this event. This resulted in the Company recognizing the remainder of the expense related to this executive’s restricted stock grant of $430,000.

In August 2016, we issued an aggregate of 7,123 shares of common stock as bonuses for performance in 2016 to three executive officers.

In November 2016, we raised gross proceeds of approximately $8.6 million through a public offering of 286,749 Units. Offering costs totaled $1.0 million resulting in net cash proceeds of $7.6 million. We also issued underwriter warrants in connection with the offering with a fair value of $293,000, resulting in net proceeds of $7.3 million. Each Unit consisted of one share of Aytu common stock and a warrant to purchase one share of Aytu common stock. The common stock issued had a relative fair value of $3.7 million and a fair value of $4.4 million. The investor warrants have an exercise price of $37.20 per share and will expire five years from the date of issuance. These investor warrants have a relative fair value of $3.5 million and a fair value of $4.2 million. We also granted the underwriters a 45-day option (the Over-Allotment Option) to purchase up to an additional 43,013 shares of common stock and/or warrants. The underwriters purchased 14,263 of this Over-Allotment Option for the warrants and paid $0.20 per over-allotment warrant. These warrants have the same terms as the warrants sold in the registered offering. These warrants have a relative fair value of $173,000, a fair value of $208,000, and proceeds of $3,000, which was the purchase price per the underwriting agreement.

In February 2017, the Company consummated its warrant tender offer to exercise, at a temporarily reduced exercise price of $15.00 per share, (i) outstanding warrants to purchase 86,667 shares of common stock with an exercise price of $120.00 per share, which were originally issued to investors in the Company’s May 2016 financing (the “May 2016 Warrants”), and (ii) outstanding warrants to purchase 301,013 shares of common stock with an exercise price of $37.20 per share, which were originally issued to investors in the Company’s October 2016 financing (the “October 2016 Warrants” and together with the May 2016 Warrants, the “Original Warrants”). Original warrants to purchase an aggregate of 149,552 shares of common stock were tendered and exercised in the warrant tender offer, for aggregate gross proceeds to the Company of approximately $2.2 million. Original warrants that were not tendered and exercised remain in effect at the pre-tender offer exercise prices of $120.00 per share and $37.20 per share, respectively (see Note 11).

In May 2017, we entered into a Merger Agreement with Nuelle, Inc. and its stockholders, pursuant to which Nuelle would become our wholly owned subsidiary (the “Merger”). The Merger closed on May 5, 2017. As part of the Merger, we issued to the Nuelle preferred stockholders an aggregate of 125,000 shares of our common stock.

Note 10 – Equity Instruments

Stock Option Repricing

In March 2017, our Board of Directors approved a common stock option repricing program whereby all previously granted and unexercised options were repriced on a one-for-one basis to $16.40 per share which represented the closing price of our common stock as of the date of the repricing. There was no other modification to the vesting schedule of the previously issued options. As a result, 36,864 unexercised options originally granted to purchase common stock at prices ranging from $64.60 to $1,111.20 per share were repriced under this program.

We treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The repricing resulted in an incremental stock-based compensation expense of $34,000. The full expense was recognized during fiscal 2017.

In July 2016, our Board of Directors approved a common stock option repricing program whereby previously granted and unexercised options held by our then current employees, consultants and directors with exercise prices above $120.00 per share were repriced on a one-for-one basis to $64.60 per share which represented the per share fair value of our common stock as of the date of the repricing. There was no other modification to the vesting schedule of the previously issued options. As a result, 15,803 unexercised options originally granted to purchase common stock at prices ranging from $134.40 to $362.40 per share were repriced under this program.

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

Options

On June 1, 2015, Aytu’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in November 2016, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 100,000 shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.

Pursuant to the 2015 Stock Plan, 100,000 shares of its common stock, are reserved for issuance. The fair value of options granted was calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The assumptions used for the year ended June 30, 2017 are as follows:

	Year Ended June 30,
	2017	2016

Expected volatility	178% - 185%	75%
Risk free interest rate	0.97% - 1.88%	1.16% - 1.90%
Expected term (years)	5.0 -6.5	3.75 - 6.25
Dividend yield	0%	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2015	-	$-	-
Granted	16,340	$360.20
Exercised	-	$-
Forfeited/Cancelled	(209)	$362.40
Outstanding June 30, 2016	16,131	$360.20	9.33
Granted	23,608	$18.20
Exercised	-	$-
Forfeited	(1,408)	$83.20
Cancelled	(68)	$64.60
Outstanding June 30, 2017	38,263	$16.31	8.40
Exercisable at June 30, 2017	19,341	$16.40	7.95
Available for grant at June 30, 2017	61,737

The following table details the options outstanding at June 30, 2017 by range of exercise prices:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$14.00	1,500	$14.00	9.85	-	$14.00
$16.40	36,763	$16.40	8.34	19,341	$16.40
	38,263	$16.31	8.40	19,341	$16.40

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and sales, general and administrative expenses as set forth in the table below. Aytu determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the years ended June 30, 2017 and 2016:

	Year Ended June 30,
	2017	2016
Research and development expenses
Stock-based compensation	$-	$89,000
Selling, general and administrative expenses
Stock-based compensation	2,502,000	814,000
	$2,502,000	$903,000

Unrecognized expense at June 30, 2017	$775,000

Weighted average remaining years to vest	1.81

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2015	444	$1,087.20	2.92
Warrants issued to placement agents for convertible promissory notes	1,115	$156.00
Warrants issued to investors in connection with the registered offering	86,667	$120.00
Warrants issued to placement agents for convertible promissory notes	1,129	$96.00
Warrants issued to placement agents for the registered offering	5,474	$120.00
Warrants issued to convertible note holders who converted May 5, 2016	15,279	$120.00
Outstanding June 30, 2016	110,108	$124.02	4.71

Issuance of settlement warrants to initial investors	4,402	$80.00
Warrants issued to investors in connection with the registered offering	301,014	$37.20
Warrants issued to placement agents for the registered offering	20,077	$15.00
Warrants exercised	(149,552)	$15.00

Outstanding June 30, 2017	286,049	$50.29	4.23

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

In connection with the conversions of the notes in February 2016 and May 2016, which were triggered by an equity financing in January 2016 and our public offering of common stock and warrants in May 2016, respectively, we issued warrants to the placement agents to purchase an aggregate of 1,115 shares of our common stock at an exercise price of $156.00 per share, and an aggregate of 1,129 shares of our common stock at an exercise price of $96.00 per share. These warrants have a fair value of $87,000 and $50,000, respectively.

Also in connection with the conversion of the notes in May 2016, the noteholders that converted also received 15,279 warrants (see Note 9). These warrants have a term of five years with an exercise price of $120.00 per share. These warrants are accounted for under equity treatment and have a fair value of $480,000.

In connection with our May 2016 public offering, we issued warrants to purchase an aggregate of 5,474 shares of common stock at an exercise price of $120.00 and a term of five years to the underwriters of the public offering. These warrants are accounted for under liability accounting and are fair valued at each reporting period (see Note 6).

Also in connection with our May 2016 public offering, we issued to investors warrants to purchase an aggregate of 86,667 shares of common stock, which includes the over-allotment warrants, at an exercise price of $120.00 with a term of five years. These warrants are accounted for under equity treatment (see Note 10).

Included in the warrant balance at June 30, 2016 are warrants to purchase of 5,474 shares of common stock issued to the underwriters of our May registered offering. These warrants were accounted for under liability accounting and were fair valued at each reporting period (see Note 7). On February 28, 2017, these warrants had a fair value of $63,000. Upon the amendment to these warrant agreements, in connection with the closing of our warrant tender offer, this value was reclassified from liability accounting to equity after we removed any provision in the amendment that could cause this to be paid in cash.

Included in the warrant balance at June 30, 2016 are warrants to purchase of 429 shares of common stock issued to the bankers that assisted us with our Notes (see Note 9). In March 2017, the Company reduced the exercise price of $156.00 to $15.00. This modification resulted in an expense of $1,500 which was recognized during the quarter ended March 31, 2017 in sales, general and administrative.

During fiscal 2017, Aytu issued warrants to purchase 4,402 shares of common stock to initial investors of the Company at an exercise price of $80.00 and a term of five years from July 2016. These warrants generated a non-cash expense of $596,000 for the year ended June 30, 2017, which is included in sales, general and administrative expense. These warrants are accounted for under equity treatment.

In connection with our November 2016 public offering, we issued to the underwriters of the public offering warrants to purchase an aggregate of 20,077 shares of common stock at an exercise price of $37.20 and a term of five years. These warrants are accounted for under equity treatment. In February, we reduced the exercise price of these warrants to $15.00.

Also in connection with our November 2016 public offering, we issued to investors warrants to purchase an aggregate of 301,014 shares of common stock, which includes the over-allotment warrants, at an exercise price of $37.20 with a term of five years. These warrants are accounted for under equity treatment (see Note 10).

In February 2017, the Company consummated its warrant tender offer to exercise, at a temporarily reduced exercise price of $15.00 per share, (i) outstanding warrants to purchase 86,667 shares of common stock with an exercise price of $120.00 per share, which were originally issued to investors in the Company’s May 2016 financing (the “May 2016 Warrants”), and (ii) outstanding warrants to purchase 301,014 shares of common stock with an exercise price of $37.20 per share, which were originally issued to investors in the Company’s October 2016 financing (the “October 2016 Warrants” and together with the May 2016 Warrants, the “Original Warrants”). Original Warrants to purchase an aggregate of 149,552 shares of common stock were tendered and exercised in the warrant tender offer, for aggregate gross proceeds to the Company of approximately $2.2 million. Original warrants that were not exercised remain in effect at the pre-tender offer exercise prices of $120.00 per share and $37.20 per share, respectively. The incremental fair value, which had no book impact, was $178,000.

The Company also reduced the exercise prices of an aggregate of 25,541 warrants to purchase shares of common stock, which were originally issued as underwriters’ compensation in the May 2016 and October 2016 financings, from $120.00 per share and $37.20 per share, respectively, to $15.00 per share. The amended warrants related to the May 2016 financing adjusted the accounting for these warrants from liability classification to equity. The incremental fair value of these warrant modifications, which had no book impact, was $23,000.

All warrants were valued using the Black-Scholes option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and expected life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. During fiscal 2017, Aytu modified 175,522 warrants. We used the value of $15.20 per the valuation of our common stock issued in March 2017.

Significant assumptions in valuing the warrants issued and modified during the year ended June 30, 2017 were as follows:

	Year Ended June 30,
	2017	2016
Expected volatility	156.64% - 169.22%	75%
Risk free interest rate	1.63% - 1.87%	1.07 - 1.76%
Contractual term (years)	3.46 - 4.67	4.2 - 5.0
Dividend yield	0%	0%

Note 11 – Related Party Transactions

Services Agreement

In July 2015, Aytu entered into an agreement with Ampio, whereby Aytu agreed to pay Ampio a set amount per month for shared overhead, which includes costs related to the shared corporate staff and other miscellaneous overhead expenses. This agreement was amended in November 2015, April 2016, July 2016, and again in January 2017 resulting in an amount of $12,000 per month. This agreement was terminated in June 2017.

Sponsored Research Agreement

In June 2013, Luoxis entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. Bar-Or. The agreement, which was amended in January 2015 and provided for Luoxis (now Aytu) to pay $6,000 per month to TRLLC in consideration for services related to research and development of the Oxidation Reduction Potential platform. In March 2014, Luoxis also agreed to pay a sum of $615,000 which was being amortized over the contractual term of 60.5 months and was divided between current and long-term on the balance sheet; as of September 2014, this amount had been paid in full. This agreement was terminated in March 2017.

Note 12 – Segment Information

Aytu manages our Company and aggregated our operational and financial information in accordance with two reportable segments: Aytu and Aytu Women’s Health. The Aytu segment consists of our core male urology products. The Aytu Women’s Health segment contains our women’s health platform which consists of sexual wellness platform. Select financial information for these segments is as follows:

	Year Ended June 30,
	2017	2016
Revenue:
Aytu	$3,175,000	$2,562,000
Aytu Women's Health	47,000	-

Consolidated revenue	$3,222,000	$2,562,000

Consolidated net loss:
Aytu	$(22,349,000)	$(28,180,000)
Aytu Women's Health	(159,000)	-

Consolidated net loss	$(22,508,000)	$(28,180,000)

Total assets:
Aytu	$11,779,000	$24,343,000
Aytu Women's Health	3,220,000	-

Total assets	$14,999,000	$24,343,000

Note 13 – Employee Benefit Plan

Aytu has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. The Company matches 50% of the first 6% contributed to the plan by employees. In fiscal 2017, the Company’s match was $99,000.

Note 14 – Subsequent Events

In July 2017, our stockholders approved an amendment to our 2015 Stock Option and Incentive Plan to (i) increase the number of authorized shares of common stock reserved for issuance thereunder from 2.0 million to 3.0 million, (ii) increase the number of shares that may be issued as incentive stock options from 2.0 million to 3.0 million, (iii) increase the maximum number of shares of common stock (A) underlying stock options or stock appreciation rights that may be granted to any one individual during any calendar year period, and (B) granted to any one individual that is intended to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code of 1986, as amended, for any performance cycle from 1.0 million to 2.0 million, and (iv) in the event that we effect a reverse stock split prior to November 14, 2018 (or such other date that is one year after the date of our 2018 annual meeting of stockholders), immediately after the effective time of such reverse stock split, (A) the maximum number of shares reserved under the Plan will be automatically increased to 3.0 million, (B) the maximum number of shares that may be issued pursuant to any type of award will be automatically increased to 3.0 million, (C) the number of shares that may be granted to any one individual during any one calendar year period as stock options or stock appreciation rights will be automatically increased to 2.0 million, and (D) the number of shares that may be issued in the form of incentive stock options will be automatically increased to 3.0 million.

In July 2017, our stockholders also approved an amendment to our Certificate of Incorporation to effect a reverse stock split at a ratio of any whole number up to 1-for-20, as determined by our board of directors, at any time before November 14, 2018 (or such other date that is one year after the date of our 2018 annual meeting of stockholders), if and as determined by our board of directors.

August 11, 2017, our board of directors approved a reverse stock split in which each common stockholder received one share of common stock for every 20 shares outstanding, which was effected on August 25, 2017. This adjustment is reflected in this Annual Report.

On August 11, 2017, we entered into a Securities Purchase Agreement with various investors pursuant to which we agreed to sell Class A and Class B equity units for gross proceeds of approximately $11.8 million. Class A units consist of one (1) share of common stock and a warrant to purchase one and one-half (1.5) shares of common stock and were sold at a negotiated price of $3.00 per unit. Class B units consist of one (1) share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase one and one-half (1.5) shares of common stock for each share of common stock into which the Series A Preferred Stock is convertible and were sold at a negotiated price of $1,000.00 per unit to those purchasers who, together with their affiliates and certain related parties, would beneficially own more than 9.99% of our outstanding common stock following the offering. These Series A Preferred Shares concert into common shares at $3.00 per share, which when fully exercised will increase the common shares outstanding by 750,000 shares. The offering closed on August 15, 2017.

In the offering, we issued an aggregate of 3,196,665 shares of our common stock, 2,250 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 5,919,998 shares of our common stock.

We incurred certain expenses related to this transaction to attorneys and underwriters inclusive of a 9% cash fee and warrants to purchase 10% of the aggregate number of shares issued in the transaction.

In connection with the closing of the financing, we terminated the Purchase Agreement, dated as of July 27, 2016, by and between us and Lincoln Park Capital Fund, LLC. The termination was effective on August 16, 2017.

