Form 10-K/A
period 2017-06-30
AYTU BIOSCIENCE, INC
filed 2017-10-12
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 30, 2017 of Aytu BioScience, Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on August 31, 2017 (the “Original Form 10-K”).We are filing this Amendment to correct certain disclosure in Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment does not otherwise update information in the Original Form 10-K to reflect facts or events occurring subsequent to the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with any of our filings made with the SEC subsequent to filing of the Original Form 10-K.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
G. Nicholas Farwell & Gale Farwell TTEE U/A 12-2-98 FBO Farwell Family Trust (1)	420,484	9.99%
Armistice Capital Master Fund Ltd (2)	405,667	9.99%
Jeb Partners, L.P. (3)	424,000	9.99%
Galileo Partners Fund I, L.P. (4)	375,000	8.83%
Pacific Capital Mgmt LLC (5)	291,663	6.95%
Triple Gate Partners, LP (6)	250,000	5.99%
Lincoln Park Capital (7)	250,000	5.99%
Manchester Management Company, LCC (8)	210,331	5.10%
Clifford Disbrow (9)	208,334	5.02%
Sheila Ryan Disbrow (10)	208,334	5.02%

Directors and Named Executive Officers:
Joshua R. Disbrow (11)	243,125	5.86%
Jarrett T. Disbrow (12)	240,219	5.79%
Gregory A. Gould (13)	18,471	* %
Michael Macaluso (14)	6,802	* %
Carl C. Dockery(15)	45,865	1.14%
John Donofrio(16)	4,000	* %
Gary Cantrell(17)	7,521	* %
All directors and executive officers as a group (seven persons)	566,003	13.22%

* Represents beneficial ownership of less than 1%.

(1)	Consists of 233,334 shares of common stock and 187,150 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017. G. Nicholas Farwell & Gale Farwell TTEE U/A 12-2-98 FBO Farwell Family Trust is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for G. Nicholas Farwell & Gale Farwell TTEE U/A 12-2-98 FBO Farwell Family Trust. The table does not include 162,850 shares of common stock issuable upon the exercise of warrants held by G. Nicholas Farwell & Gale Farwell TTEE U/A 12-2-98 FBO Farwell Family Trust.
(2)	Based on information provided in a Schedule 13G filed by Armistice Capital, LLC (“Armistice”) on August 24, 2017. Includes 366,667 shares of common stock and 39,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017. Armistice is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Armistice. The table does not include the following securities held by Armistice: (i) 633,333 shares of common stock underlying shares of Series A Preferred Stock and (ii) 1,461,000 shares of common stock issuable upon the exercise of warrants. The Managing Member of Armistice is Steven Boyd and its address is 510 Madison Avenue, 22nd Floor, New York, New York 10022.
(3)	Consists of 200,000 shares of common stock and 224,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017. Jeb Partners, L.P. is contractually limited to beneficial ownership of our common shares not to exceed 9.99% and this limitation has been taken into account in calculating the number of shares shown in the table for Jeb Partners, L.P. The table does not include 76,000 shares of common stock issuable upon the exercise of warrants held by Jeb Partners, L.P.
(4)	Based on information provided in a Schedule 13G filed by Manchester Management Company, LCC (“Manchester”) on August 23, 2017. Consists of 4,206,614 shares held by Manchester and 1,357,341 shares held by the managing member of Manchester, James E. Besser. Manchester’s address is 3 West Hill Place, Boston, Massachusetts 02114.
(5)	Consists of 150,000 shares of common stock and 225,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(6)	Consists of 116,665 shares of common stock and 174,998 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(7)	Consists of 100,000 shares of common stock and 150,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(8)	Consists of 100,000 shares of common stock and 150,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(9)	Consists of 83,334 shares of common stock and 125,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(10)	Consists of 83,334 shares of common stock and 125,000 shares of common stock issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017.
(11)	Consists of (i) 105,344 shares, (ii) 9,500 restricted shares (iii) 1,834 vested options to purchase shares of stock, (iv) 1,447 shares issuable upon the exercise warrants and (v) 125,000 shares issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017. Does not include 2,328 shares held by an irrevocable trust for estate planning in which Mr. Disbrow is a beneficiary. Mr. Disbrow does not have or share investment control over the shares held by the trust, Mr. Disbrow is not the trustee of the trust (nor is any member of Mr. Disbrow’s immediate family) and Mr. Disbrow does not have or share the power to revoke the trust. As such, under Rule 16a-8(b) and related rules, Mr. Disbrow does not have beneficial ownership over the shares purchased and held by the trust.
(12)	Consists of (i) 105,135 shares, (ii) 8,230 restricted shares, (iii) 1,834 vested options to purchase shares of common stock and (iv) 125,000 shares issuable upon the exercise of warrants exercisable within 60 days of August 15, 2017. Does not include 2,328 shares held by an irrevocable trust for estate planning in which Mr. Disbrow is a beneficiary. Mr. Disbrow does not have or share investment control over the shares held by the trust, Mr. Disbrow is not the trustee of the trust (nor is any member of Mr. Disbrow’s immediate family) and Mr. Disbrow does not have or share the power to revoke the trust. As such, under Rule 16a-8(b) and related rules, Mr. Disbrow does not have beneficial ownership over the shares purchased and held by the trust.
(13)	Consists of (i) 8,762 shares, (ii) 8,250 restricted shares, and (iii) vested options to purchase 1,459 shares of common stock.
(14)	Consists of (i) 1,489 shares, (ii) 3,250 restricted shares, and (iii) vested options to purchase 2,063 shares of common stock.
(15)	Consists of (i) 3,250 restricted shares, (ii) vested options to purchase 750 shares of common stock, and (iii) 41,865 shares held by Alpha Venture Capital Partners, L.P Mr. Dockery is the President of the general partner of Alpha Venture Capital Partners, L.P. and therefore may be deemed to beneficially own the shares beneficially owned by Alpha Venture Capital Partners, L.P.
(16)	Consists of (i) 3,250 restricted shares, and (ii) vested options to purchase 750 shares of common stock.
(17)	Consists of (i) 3,250 restricted shares, (ii) 3,521 shares, and (iii) vested options to purchase 750 shares of common stock.

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

	Year Ended June 30,
	2017	2016
Audit fees (1)	132,000	199,000
Audit-related fees (2)	90,000	108,000
Tax fees (3)	-	4,000
Total Fees	222,000	311,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees.
(2)	Audit-related fees for both fiscal year 2016 and 2017 were comprised of fees related to registration statements, including for our May 2016 public offering and November 2016 public offering, respectively.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

PART IV

Item  15.     Exhibits and Consolidated Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2017 and 2016

•	Consolidated Statements of Operations for the years ended June 30, 2017 and 2016

•	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2017 and 2016

•	Consolidated Statements of Cash Flows for the years ended June 30, 2017 and 2016

•	Consolidated Notes to the Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation	8-K	6/09/15	3.1

3.2	Certificate of Amendment of Certificate of Incorporation effective June 1, 2016	8-K	6/02/16	3.1

3.3	Certificate of Amendment of Certificate of Incorporation, effective June 30, 2016	8-K	7/01/16	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on August 11, 2017.	8-K	8/16/17	3.1

3.5	Certificate of Amendment of Certificate of Incorporation, effective August 25, 2017	8-K	8/29/17	3.1

3.6	Bylaws	8-K	6/09/15	3.2

4.2	Form of Placement Agent Warrant issued in 2015 Convertible Note Financing	8-K	7/24/15	4.2

4.3	Warrant Agent Agreement, dated May 6, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC.	8-K	5/6/16	4.1

4.4	First Amendment to May 6, 2016 Warrant Agent Agreement between Aytu BioScience, Inc. and VStock Transfer LLC.	S-1	9/21/16	4.5

4.5	Warrant Agent Agreement, dated November 2, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC.	8-K	11/2/16	4.1

4.6	Form of Amended and Restated Underwriters’ Warrant (May 2016 Financing)	8-K	3/1/17	4.1

4.7	Form of Amended and Restated Underwriters’ Warrant (October 2016 Financing)	8-K	3/1/17	4.2

4.8	Form of Common Stock Purchase Warrant issued on August 15, 2017.	8-K	8/16/17	4.1

10.1†	Form of Indemnification Agreement, to be entered into between the Registrant and its directors and officers	8-K	4/22/15	10.1

10.2#	Asset Purchase Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Valeant International (Barbados) SRL, effective as of December 2, 2011	8-K/A	6/08/15	10.4

10.3#	Manufacturing and Supply Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Ethypharm S.A., dated September 10, 2012	8-K/A	6/08/15	10.5

10.4	License, Development and Commercialization Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Daewoong Pharmaceuticals Co., Ltd., effective as of August 23, 2011 (incorporated by reference to Exhibit 10.1 of Ampio Pharmaceutical’s Form 8-K/A filed October 5, 2011;
	File No. 001-25182)

10.5#	Distribution Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and FBM Industria Farmaceutica, Ltda., dated as of March 1, 2012	8-K/A	6/08/15	10.7

10.6#	Distribution and License Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Endo Ventures Limited, dated April 9, 2014	8-K/A	6/08/15	10.8

10.7#	Sponsored Research Agreement between the Registrant (as assigned to it by Ampio/Luoxis) and Trauma Research LLC, dated September 1, 2009	8-K/A	6/08/15	10.9

10.8#	Addendum No. 4 to Sponsored Research Agreement between the Registrant (as assigned to it by Ampio/Luoxis) and Trauma Research LLC, dated March 17, 2014	8-K	5/27/15	10.14

10.9	Promissory Note issued by Ampio to the Registrant on April 16, 2015	8-K	4/22/15	10.11

10.10	Subscription Agreement between the Registrant and Ampio, dated April 16, 2015	8-K	4/22/15	10.12

10.11	Voting Agreement between the Registrant and Ampio, dated April 21, 2015 (incorporated by reference to Exhibit 10.1 to Ampio’s Form 8-K filed April 22, 2015; File No. 001-35182)

10.12	Asset Purchase Agreement between Jazz Pharmaceuticals, Inc. and Rosewind Corporation, dated May 20, 2015	8-K	5/27/15	10.14

10.13	Form of Note Purchase Agreement for 2015 Convertible Note Financing	8-K	7/24/15	10.1

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

10.14	Asset Purchase Agreement, dated October 5, 2015, between Aytu BioScience, Inc. and FSC Laboratories, Inc.	8-K	10/07/15	10.18

10.15	Master Services Agreement between Biovest International, Inc. and Aytu BioScience, Inc., entered into on October 8, 2015, and effective October 5, 2015	8-K	10/13/15	10.19

10.16	Form of Subscription Agreement for January 2016 common stock purchases	8-K	1/20/16	10.1

10.17	License and Supply Agreement between the Registrant and Acerus Pharmaceuticals Corporation, dated April 22, 2016	8-K	4/25/16	10.1

10.18	Subscription Agreement between the Registrant and Acerus Pharmaceuticals Corporation, dated April 22, 2016	8-K	4/25/16	10.2

10.19	First Amendment, dated May 15, 2016, to Employment Agreement dated September 16, 2015 between Aytu BioScience, Inc. and Jonathan McGrael	8-K	5/16/16	10.1

10.20	Purchase Agreement, dated July 27, 2016, by and between Aytu BioScience, Inc. and Lincoln Park Capital Fund, LLC.	8-K	7/28/16	10.1

10.21	Registration Rights Agreement dated July 27, 2016, by and between Aytu BioScience, Inc. and Lincoln Park Capital Fund, LLC.	8-K	7/28/16	10.2

10.22†	Employment Agreement, effective as of April 16, 2017, between Aytu BioScience, Inc. and Joshua R. Disbrow.	8-K	4/18/17	10.1

10.23†	Employment Agreement, effective as of April 16, 2017, between Aytu BioScience, Inc. and Jarrett T. Disbrow.	8-K	4/18/17	10.2

10.24	Asset Purchase Agreement, dated March 31, 2017, between Allegis Holdings, LLC and Aytu BioScience, Inc.	10-Q	5/11/17	10.1

10.25^	Merger Agreement, dated May 3, 2017, between Nuelle, Inc. and Aytu BioScience, Inc.	10-K	8/31/17	10.25

10.26†	Employment Agreement, effective as of June, 2017, between Aytu BioScience, Inc. and Gregory A. Gould.	8-K	6/19/17	10.1

10.27†	2015 Stock Option and Incentive Plan, as amended on July 26, 2017.	8-K	7/27/17	10.1

10.28	Securities Purchase Agreement, dated August 11, 2017, between Aytu BioScience, Inc. and the investors named therein.	8-K	8/16/17	10.1

10.29	Registration Rights Agreement, dated August 11, 2017, between Aytu BioScience, Inc. and the investors named therein.	8-K	8/16/17	10.2

23.1	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.	10-K	8/31/17	23.1

31.1	Certificate of the Chief Executive Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	XBRL (extensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2017 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.	10-K	8/31/17	101

†	Indicates is a management contract or compensatory plan or arrangement.
#	The company has received confidential treatment of certain portions of this agreement. These portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AYTU BIOSCIENCE, INC.

Date: October 12, 2017	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on October 12, 2017.

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

