Form 10-K/A
period 2017-06-30
AYTU BIOSCIENCE, INC
filed 2017-10-19
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends Part IV of the Annual Report on Form 10-K for the fiscal year ended June 30, 2017 of Aytu BioScience, Inc., as originally filed with the Securities and Exchange Commission (“SEC”) on August 31, 2017 and amended on October 12, 2017 (the “Original Form 10-K”). This Amendment attaches Exhibit 10.25 which is subject to a request for confidential treatment. Certain portions of the attached Exhibit 10.25 that were previously redacted are being disclosed in this Amendment.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

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

TABLE OF CONTENTS

		PAGE

	PART IV

Item 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	4

SIGNATURES		7
Exhibit 10.25
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

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

AYTU BIOSCIENCE, INC.

Date: October 19, 2017	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on October 19, 2017.

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

