Form 10-Q
period 2017-09-30
AYTU BIOSCIENCE, INC
filed 2017-11-09
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38247

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

As of November 1, 2017, there were 4,402,638 shares of Common Stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

INDEX

		Page
	PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2017 (unaudited) and June 30, 2017	1

	Consolidated Statements of Operations for the three months ended September 30, 2017 (unaudited) and the three months ended September 30, 2016 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended September 30, 2017 (unaudited) and the three months ended September 30, 2016 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	PART II—OTHER INFORMATION

Item 1.	Legal Proceeding	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: the planned expanded commercialization of our products and the potential future commercialization of our product candidates, our anticipated future cash position; the assimilation into our operations of acquired assets and entities; our plan to acquire additional assets; the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials; the anticipated designs of our future clinical trials; anticipated future regulatory submissions and events; and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, and in the reports we filed with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto, ProstaScint, MiOXSYS, RedoxSYS, and Fiera, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	September 30,	June 30,
	2017	2017

Assets
Current assets
Cash and cash equivalents	$7,021,527	$802,328
Restricted cash	75,371	75,214
Accounts receivable, net	1,211,845	528,039
Inventory, net	1,171,260	1,312,221
Prepaid expenses and other	262,057	310,760
Total current assets	9,742,060	3,028,562

Fixed assets, net	566,913	647,254
Developed technology, net	1,294,306	1,337,333
Customer contracts, net	76,667	77,667
Trade names, net	158,238	164,037
Natesto asset, net	8,901,391	9,231,072
Goodwill	238,426	238,426
Patents, net	264,944	271,278
Deposits	2,888	2,888
Total long-term assets	11,503,773	11,969,955

Total assets	$21,245,833	$14,998,517

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other	$1,660,764	$2,220,400
Accrued liabilities	903,386	782,536
Accrued compensation	680,545	339,704
Deferred rent	6,455	6,673
Current contingent consideration	257,036	261,155
Total current liabilities	3,508,186	3,610,468

Long-term contingent consideration	7,566,443	7,386,782
Deferred rent	-	1,451
Warrant derivative liability	3,818,263	-
Total liabilities	14,892,892	10,998,701

Commitments and contingencies (Note 6)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 2,250 (unaudited) and 0, respectively as of September 30, 2017 and June 30, 2017	1	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 4,224,840 (unaudited) and 824,831, respectively as of September 30, 2017 and June 30, 2017	422	82
Additional paid-in capital	79,667,289	73,069,463
Accumulated deficit	(73,314,771)	(69,069,729)
Total stockholders' equity	6,352,941	3,999,816

Total liabilities and stockholders' equity	$21,245,833	$14,998,517

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2017	2016

Product revenue	$1,076,368	$697,980
Total revenue	1,076,368	697,980

Operating expenses
Cost of sales	287,201	191,924
Research and development	140,954	232,022
Research and development - related party (Note 9)	-	47,998
Sales, general and administrative	4,618,403	5,704,750
Sales, general and administrative - related party (Note 9)	-	50,772
Amortization and impairment of intangible assets	385,841	437,014
Total operating expenses	5,432,399	6,664,480

Loss from operations	(4,356,031)	(5,966,500)

Other income (expense)
Interest (expense)	(188,745)	(415,381)
Derivative income (expense)	299,734	(70,609)
Unrealized gain on investment	-	728,100
Total other (expense) income	110,989	242,110

Net loss	$(4,245,042)	$(5,724,390)
Weighted average number of Aytu common shares outstanding	2,415,402	244,937

Basic and diluted Aytu net loss per common share	$(1.76)	$(23.37)

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

Balance - June 30, 2017	-	$-	824,831	$82	$73,069,463	$(69,069,729)	$3,999,816

Stock-based compensation (unaudited)	-	-	-	-	195,105	-	195,105
Issuance of restricted stock (unaudited)	-	-	200,000	20	72,286	-	72,306
Earn-out payment to Nuelle shareholders (unaudited)	-	-	3,018	-	11,589	-	11,589
Issuance of preferred and common stock, net of $1,402,831 in cash issuance costs (unaudited)	2,250	1	3,196,665	320	6,318,846	-	6,319,167
Adjustment for rounding of shares due to stock split (unaudited)	-	-	326	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	(4,245,042)	(4,245,042)

Balance - September 30, 2017 (unaudited)	2,250	$1	4,224,840	$422	$79,667,289	$(73,314,771)	$6,352,941

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net loss	$(4,245,042)	$(5,724,390)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock-based compensation expense	195,105	1,043,712
Issuance of restricted stock	72,306	75,466
Depreciation, amortization and accretion	653,313	822,161
Derivative (income) expense	(299,734)	70,609
Amortization of prepaid research and development - related party (Note 9)	-	30,496
Unrealized (gain) on investment	-	(728,100)
Compensation through issuance of stock	-	509,996
Issuance of warrants to initial investors	-	589,377
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in accounts receivable	(683,806)	(347,013)
Decrease (increase) in inventory	140,961	(60,650)
Decrease (increase) in prepaid expenses and other	48,703	(337,525)
(Decrease) in accounts payable and other	(559,636)	(109,365)
Increase (decrease) in accrued liabilities	120,850	(498,516)
Increase (decrease) in accrued compensation	340,841	(668,792)
(Decrease) increase in deferred rent	(1,669)	75
Net cash used in operating activities	(4,217,808)	(5,332,459)

Cash flows used in investing activities
Purchases of property and equipment	-	(4,721)
Installment payment for Primsol asset	-	(500,000)
Net cash used in investing activities	-	(504,721)

Cash flows from financing activities
Issuance of preferred, common stock and warrants	11,839,995	-
Issuance costs related to preferred, common stock and warrants	(1,402,831)	-
Issuance of common stock to Lincoln Park Capital	-	631,481
Costs related to sale of common stock	-	(24,247)
Net cash provided by financing activities	10,437,164	607,234

Net change in cash and cash equivalents	6,219,356	(5,229,946)
Cash and cash equivalents at beginning of period	877,542	8,054,190

Cash and cash equivalents at end of period	$7,096,898	$2,824,244

Non-cash transactions:

Warrants issued to investors and underwriters (see Note 5)	$4,117,997	$-
Earn-out payment to Nuelle Shareholders	11,589	-
Primsol accretion included in accounts payable	-	49,126
Fixed assets included in accounts payable	-	95,866

The accompanying notes are an internal part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Business, Basis of Presentation, Business Combinations, Divestitures, License/supply agreement and Merger

Business

Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a commercial-stage specialty life sciences company concentrating on developing and commercializing products with an initial focus on urological diseases and conditions. Aytu is currently focused on addressing significant medical needs in the areas of hypogonadism, urological cancers, male infertility, and sexual wellness and vitality.

Basis of Presentation

These unaudited consolidated financial statements represent the financial statements of Aytu and its subsidiary, Aytu Women’s Health. These unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2017, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet, the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2017 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended September 30, 2017 and 2016 is unaudited.

Through a multi-step reverse triangular merger, on April 16, 2015, Vyrix Pharmaceuticals, Inc. (’‘Vyrix’’) and Luoxis Diagnostics, Inc. (’‘Luoxis’’) merged with and into our Company (herein referred to as the Merger) and we abandoned our pre-merger business plans to solely pursue the specialty healthcare market, including the business of Vyrix and Luoxis. In the Merger, we acquired the RedoxSYS, MiOXSYS and Zertane products. On June 8, 2015, we reincorporated as a domestic Delaware corporation under Delaware General Corporate Law and changed our name from Rosewind Corporation to Aytu BioScience, Inc., and effected a reverse stock split in which each common stockholder received one share of common stock for every 12.174 shares held. On June 30, 2016, Aytu effected another reverse stock split in which each common stockholder received one share of common stock for every 12 shares held. On August 25, 2017, Aytu effected a third reverse stock split in which each common stockholder received one share of common stock for every 20 shares held (herein referred to collectively as the “Reverse Stock Splits”). All share and per share amounts in this report have been adjusted to reflect the effect of these Reverse Stock Splits.

Business Combination—ProstaScint

In May 2015, Aytu entered into and closed on an asset purchase agreement with Jazz Pharmaceuticals, Inc. (“Jazz Pharmaceuticals”). Pursuant to the agreement, Aytu purchased assets related to the Jazz Pharmaceuticals’ product known as ProstaScint® (capromab pendetide), including certain intellectual property and contracts, and the product approvals, inventory and work in progress (together, the ’‘ProstaScint Business’’), and assumed certain of Jazz Pharmaceuticals’ liabilities, including those related to product approvals and the sale and marketing of ProstaScint. The purchase price consisted of an upfront payment of $1.0 million. We also agreed to pay an additional $500,000, which was paid after the transfer of the ProstaScint-related product inventory, and $227,000 which was paid September 30, 2015 (which represents a portion of certain FDA fees). We will also pay 8% on net sales made after October 31, 2017, payable up to a maximum aggregate payment of an additional $2.5 million. The contingent consideration was initially valued at $664,000 and was revalued as of June 30, 2017 at $54,000 using a discounted cash flow. The total fair value consideration for the purchase was $2.4 million.

The Company’s allocation of consideration transferred for ProstaScint as of the purchase date of May 20, 2015 is as follows:

Fair Value

Tangible assets	$727,000
Intangible assets	1,590,000
Goodwill	74,000
Total assets acquired	$2,391,000

Included in the intangible assets is developed technology of $790,000, customer contracts of $720,000 and trade names of $80,000, each of which will be amortized over a ten-year period. At June 30, 2017, the ProstaScint asset was impaired based upon sales projections that we intend to only sell this product through mid-fiscal 2019, when this product expires. The value for the intangible assets were adjusted to $54,000 for developed technology, $7,000 for trade names and $0 for customer contracts. The amortization expense was $12,000 and $40,000 for the three months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the contingent consideration increased by $6,000 due to accretion.

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

Aytu paid $500,000 at closing for the purchase of the Primsol Business, and paid an additional $142,000, of which $102,000 went to inventory and $40,000 towards the Primsol Business, for the transfer of the Primsol-related product inventory. We also agreed to pay an additional (a) $500,000 which was paid on April 1, 2016, (b) $500,000 which was paid on July 1, 2016, and (c) $250,000 which was paid in November 2016 (together, the “Installment Payments”).

The Company’s allocation on consideration transferred for Primsol as of the purchase date of October 5, 2015 was as follows:

Fair Value

Tangible assets	$182,000
Intangible assets	1,470,000
Goodwill	147,000
Total assets acquired	$1,799,000

Included in tangible assets was $102,000 of inventory and $80,000 of work-in-process inventory. Included in the intangible assets was developed technology of $520,000, customer contracts of $810,000 and trade names of $140,000, each of which was being amortized over a six-year period. Amortization expense of $0 and $61,000 was recognized in the three months ended September 30, 2017 and 2016, respectively.

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

Aytu paid Acerus an upfront fee of $2.0 million upon execution of the agreement. In October 2016, we paid an additional $2.0 million, and in January 2017, Aytu paid the final upfront payment of $4.0 million. Aytu also purchased, on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2.5 million (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. These shares were a held for sale trading security and were valued at fair market value. Aytu could not dispose of these shares until after August 29, 2016. During the second half of fiscal 2017, Aytu sold all of these shares. The gross proceeds from the sales totaled $1.1 million, the cost of the sales totaled $92,000, and we recognized a loss on investment of $1.0 million. In the quarter ended September 30, 2016, we had an unrealized gain on this investment of $728,000.

In addition to the upfront payments, we must make the following one-time, non-refundable payments to Acerus within 45 days of the occurrence of the following events (provided that, the maximum aggregate amount payable under such milestone payments will be $37.5 million):

●	$2.5 million if net sales during any four consecutive calendar quarter period equal or exceed $25.0 million (the “First Milestone”); the First Milestone payment is required to be paid even if the threshold is not met in the event that the agreement is terminated for any reason other than material breach by Acerus, bankruptcy of either party, or termination by Acerus because it believes the amounts payable to Aytu for agreed upon trial work would no longer make the agreement economically viable for Acerus;

●	$5.0 million if net sales during any four consecutive calendar quarter period equal or exceed $50.0 million;

●	$7.5 million if net sales during any four consecutive calendar quarter period equal or exceed $75.0 million;

●	$10.0 million if net sales during any four consecutive calendar quarter period equal or exceed $100.0 million; and

●	$12.5 million if net sales during any four consecutive calendar quarter period equal or exceed $125.0 million.

The fair value of the net identifiable asset acquired totaled $10.5 million which is being amortized over eight years. The amortization expense for each of the three months ended September 30, 2017 and 2016 were $330,000.

The contingent consideration was valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2017, the contingent consideration was revalued and increased to $5.7 million based on increased future estimated sales performance of Natesto using a Monte Carlo simulation. The contingent consideration accretion expenses for the three months ended September 30, 2017 was $161,000, resulting in the contingent consideration value of $5.8 million. The contingent consideration accretion expense for the three months ended September 30, 2016 was $46,000.

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

In addition to the upfront issuance of common stock, we must make the following one-time payments to the Nuelle stockholders within 90 days of the occurrence of the following events (provided that, the maximum aggregate amount payable under such milestone payments will be $24.0 million):

●	Upon achieving the first occurrence of Net Sales of $10.0 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $1.0 million;

●	Upon achieving the first occurrence of Net Sales of $17.5 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $1.8 million;

●	Upon achieving the first occurrence of Net Sales of $25.0 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $2.5 million;

●	Upon achieving the first occurrence of Net Sales of $37.5 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $3.8 million;

●	Upon achieving the first occurrence of Net Sales of $50.0 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $5.0 million; and

●	Upon achieving the first occurrence of Net Sales of $100.0 million over any sequential four calendar quarter period, Aytu will make a one-time payment to the Nuelle security holders of an amount equal to $10.0 million.

The Company’s allocation on consideration transferred for Nuelle as of the purchase date May 5, 2017 is as follows:

Fair Value

Tangible assets	$2,061,000
Intangible assets	1,540,000
Goodwill	238,000
Total assets acquired	$3,839,000

Included in the intangible assets is developed technology of $1.3 million, customer contracts of $80,000 and trade names of $160,000, each of which will be amortized over a nine to twelve-year period. Amortization expense of $38,000 and $0 was recognized for the three months ended September 30, 2017 and September 30, 2016, respectively.

The contingent consideration was valued at $1.9 million using a Monte Carlo simulation, as of May 2017. The contingent consideration accretion expense for the three months ended September 30, 2017 and September 30, 2016 was $20,000, and $0 respectively.

During the quarter ended September 30, 2017, we paid the first earn-out payment to Nuelle shareholders of $12,000 issued in Aytu common stock, which was 25% of the Aytu Women’s Health net revenue for fiscal 2017.

Additionally, upon the closing of the merger, we assumed liabilities of $47,000.

Recently Issued Accounting Pronouncements, Not Adopted as of September 30, 2017

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09).” ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of its adoption of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The amendment simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe that adoption of this amendment will have a material impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. This ASU is effective for private companies and emerging growth companies beginning after December 15, 2020; the ASU allows for early adoption as of the beginning of an interim or annual reporting period beginning after December 15, 2018. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements but does not anticipate there to be a material impact.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of its adoption of this standard on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendment is effective for financial statements issued for fiscal years beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The New Revenue Standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is not permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. The New Revenue Standard will be effective for the Company in fiscal 2019. The Company is evaluating the adoption methodology and the impact of this ASU on its consolidated financial statements.

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on the straight-line method over the estimated useful lives. Fixed assets consist of the following:

	Estimated Useful Lives in	As of September 30,	As of June 30,
	years	2017	2017

Manufacturing equipment	2 - 5	$405,000	$405,000
Leasehold improvements	3	111,000	111,000
Office equipment, furniture and other	2 - 5	287,000	287,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(326,000)	(246,000)
Fixed assets, net		$567,000	$647,000

The depreciation expense was as follows:

	Three Months Ended September 30,
	2017	2016

Depreciation expense	$80,000	$19,000

Note 3 – Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The fair value of the Zertane patents, determined by an independent third-party appraisal, was $500,000. The Zertane patents were acquired in connection with the 2011 acquisition of DMI BioSciences by Ampio, the former parent company of Aytu, and were being amortized over the remaining U.S. patent lives of approximately 11 years, which were to expire in March 2022. In fiscal 2016, we redirected our resources towards our commercial-stage products and the Company determined that this asset had no further value as the Company did not have the resources to complete the necessary clinical trials and bring it to market before the patents expired. The remaining fair value of the Zertane patents were expensed as of June 30, 2016.

The cost of the Luoxis patents were $380,000 when they were acquired in connection with the 2013 formation of Luoxis and are being amortized over the remaining U.S. patent lives of approximately 15 years, which expires in March 2028. Patents consist of the following:

	As of September 30,	As of June 30,
	2017	2017

Patents	$880,000	$880,000
Less accumulated amortization	(615,000)	(609,000)
Patents, net	$265,000	$271,000

The amortization expense was as follows:

	Three Months Ended September 30,
	2017	2016

Amortization expense	$6,000	$7,000

Note 4 – Revenue Recognition

The $1,076,000 and $698,000 of product revenue recognized during the three months ended September 30, 2017 and 2016, respectively, represent sales of the Company’s products, Natesto, ProstaScint, and Primsol, and the MiOXSYS and RedoxSYS Systems, as well as products in the Fiera line.

Note 5 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, and warrant derivative liability. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current assets and other liabilities approximate their fair value due to their short maturities. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows and assessment of the probability of occurrence of potential future events. The valuation policies are determined by the Chief Financial Officer and approved by the Company’s Board of Directors.

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017, by level within the fair value hierarchy.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2017
LIABILITIES
Warrant derivative liability	$-	$-	$3,818,000	$3,818,000
Contingent consideration	$-	$-	$7,823,000	$7,823,000

June 30, 2017
LIABILITIES
Warrant derivative liability	$-	$-	$-	$-
Contingent consideration	$-	$-	$7,648,000	$7,648,000

The warrant derivative liability was valued using the lattice valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and therefore classified as Level 3. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of issuance and as of September 30, 2017:

	September 30, 2017	At Issuance
Warrants:
Volatility	183.0%	188.0%
Equivalent term (years)	4.88	5.00
Risk-free interest rate	1.90%	1.83%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of the derivative financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of June 30, 2017	$-
Warrant issuances	4,118,000
Change in fair value included in earnings	(300,000)
Balance as of September 30, 2017	$3,818,000

We classify our contingent consideration liability in connection with the acquisition of ProstaScint, Natesto and Fiera within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow model. There was no change in the fair value of the contingent consideration during the period ended September 30, 2017.

The following table sets forth a summary of changes in the contingent consideration for the period ended September 30, 2017:

Contingent Consideration

Balance as of June 30, 2017	$7,648,000
Increase due to accretion	187,000
Decrease due to contractual payment	(12,000)
Balance as of September 30, 2017	$7,823,000

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table for the designated fiscal years ending June 30, as of September 30, 2017:

		Remaining
	Total	2018	2019	2020	2021	2022	Thereafter
Prescription Database	$1,220,000	$647,000	$573,000	$-	$-	$-	$-
Natesto	15,000,000	-	-	2,500,000	5,000,000	-	7,500,000
Manufacturing/commercial supply agreement	-	-	-	-	-	-	-
Office Lease	138,000	108,000	30,000	-	-	-	-
	$16,358,000	$755,000	$603,000	$2,500,000	$5,000,000	$-	$7,500,000

Prescription Database

In May 2016, Aytu entered into an agreement with a company that will provide Aytu with prescription database information. Aytu agreed to pay approximately $1.9 million over three years for access to the database of prescriptions written for Natesto. The payments have been broken down into quarterly payments, the first of which was made in November 2016, the second payment was made in January 2017, the third payment was made in April 2017, and the fourth payment was made in August 2017.

Natesto

In April 2016, the Company entered into an agreement with Acerus whereby Aytu agreed to pay $8.0 million for the exclusive U.S. rights to Natesto (see Note 1). The first payment totaling $2.0 million was paid in April 2016, the second installment payment was paid in October 2016. The final payment totaling $4.0 million was paid in January 2017. Additionally, Aytu is required to make the first milestone payment of $2.5 million even if the milestone is not reached, and anticipates making the second milestone payment of $5.0 million along with the third milestone payment of $7.5 million.

Manufacturing/Commercial Supply Agreements

In October 2015, Aytu entered into a Master Services Agreement with Biovest International, Inc. (“Biovest”). The agreement provides that Aytu may engage Biovest from time to time to provide services in accordance with mutually agreed upon project addendums and purchase orders. Aytu expects to use the agreement from time to time for manufacturing services, including without limitation, the manufacturing, processing, quality control testing, release or storage of its products for the ProstaScint product. In September 2016, Aytu entered into a Commercial Supply Agreement with Grand River Aseptic Manufacturing, Inc. (“GRAM”). The agreement provides that Aytu may engage GRAM from time to time to provide services in accordance with mutually agreed upon work orders. As of September, 30, 2017, both contracts were still on hold as the Company evaluates its strategic options for the ProstaScint product. If the contracts are not restarted, Aytu does not anticipate any future liability related to either contract.

Office Lease

In June 2015, Aytu entered into a 37-month operating lease for a space in Raleigh, North Carolina. This lease has initial base rent of $3,000 a month, with total base rent over the term of the lease of approximately $112,000. In September 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. This lease has an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. The Company recognizes rental expense of the facilities on a straight-line basis over the term of the lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent. Rent expense for the respective periods is as follows:

	Three Months Ended September 30,
	2017	2016

Rent expense	$35,000	$35,000

Note 7 – Common Stock

Capital Stock / Restricted Stock

At September 30, 2017 and June 30, 2017, Aytu had 4,224,840 and 824,831 common shares outstanding, respectively, and 2,250 and 0 preferred shares outstanding, respectively. The Company has 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 50.0 million shares of preferred stock authorized with a par value of $0.0001 per share, of which 10,000 were designated Series A Convertible Preferred Stock. Included in the common stock outstanding are 243,000 shares of restricted stock issued to employees and directors.

On August 11, 2017, we entered into a Securities Purchase Agreement with various investors pursuant to which we agreed to sell Class A and Class B equity units for gross proceeds of approximately $11.8 million. Class A units consist of one (1) share of common stock and a warrant to purchase one and one-half (1.5) shares of common stock and were sold at a negotiated price of $3.00 per unit. Class B units consist of one (1) share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase one and one-half (1.5) shares of common stock for each share of common stock into which the Series A Preferred Stock is convertible and were sold at a negotiated price of $1,000.00 per unit to those purchasers who, together with their affiliates and certain related parties, would beneficially own more than 9.99% of our outstanding common stock following the offering. These Series A Preferred stock converts into common shares at $3.00 per common share, which when fully exercised will increase the common shares outstanding by 750,000 shares. The offering closed on August 15, 2017.

In the offering, we issued an aggregate of 3,196,665 shares of our common stock, 2,250 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 6,314,671 shares of our common stock, which included 394,669 warrants issued to the underwriters as compensation for the transaction.

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

In September 2017, Aytu issued 200,000 shares of restricted stock to employees, which vest in September 2027. This expense is included in sales, general and administrative. For the three months ended September 30, 2017, the expense was $2,000. The fair value of the restricted stock was $404,000. The unrecognized expense of $402,000 will be recognized over the next ten years.

Aytu also has 43,000 shares of restricted stock outstanding and unvested which were not issued out of the 2015 Stock Option and Inventive Plan. These shares vest in July 2026 and the unrecognized expense of $2,435,000 will be recognized over the next ten years. During the quarter ended September 30, 2017, the expense related to these awards was $70,000.

In September 2017, Aytu issued 3,018 shares of common stocks as the earn-out payment to Nuelle Shareholders for fiscal 2017. (See Note 1).

Note 8 – Equity Instruments

Options

On June 1, 2015, Aytu’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan.

Pursuant to the 2015 Stock Plan, 3.0 million shares of the Company’s common stock, are reserved for issuance. The fair value of options granted was calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2017	38,263	$16.31	8.40
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(139)	$16.40
Outstanding September 30, 2017	38,124	$16.31	8.13
Exercisable at September 30, 2017	23,385	$16.40	7.85
Available for grant at September 30, 2017	2,761,876

Stock-based compensation expense related to the fair value of stock options was included in the statements of operations as research and development expenses and selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the stock option issuances for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
Selling, general and administrative:	2017	2016

Stock options	$195,000	$1,044,000

Restricted Stock	72,000	75,000
Total share-based compensation expense	$267,000	$1,119,000

As of September 30, 2017, there was $571,000 of total unrecognized share-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 1.60 years.

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2017	286,049	$50.29	4.23

Warrants issued to investors in connection with the private offering	5,920,002	$3.60
Warrants issued to underwritters for the private offering	394,669	$3.60
Outstanding September 30, 2017	6,600,720	$5.62	4.86

In connection with our August 2017 private offering, we issued to investors and underwriters warrants to purchase an aggregate of 6,314,671 shares of common stock at an exercise price of $3.60 with a term of five years from August 25, 2017. These warrants are accounted for under derivative liability treatment. (see Note 5).

All warrants issued in fiscal 2018 were valued using the lattice option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made regarding components of the model, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and contractual life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published volatilities of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

Significant assumptions in valuing the warrants issued during the September 30, 2017 quarter are included in Note 5.

Note 9 – Related Party Transactions

Executive Stock Purchases

When Aytu completed the August 2017 offering, our executive officers Joshua Disbrow and Jarrett Disbrow participated in this offering, purchasing 83,333, units each.

Services Agreement

In July 2015, Aytu entered into an agreement with Ampio, whereby Aytu agreed to pay Ampio a set amount per month for shared overhead, which includes costs related to the shared corporate staff and other miscellaneous overhead expenses. This agreement as amended in November 2015, April 2016, July 2016, and again in January 2017 required a monthly payment of $12,000. This agreement was terminated in June 2017.

Sponsored Research Agreement

In June 2013, Luoxis entered into a sponsored research agreement with TRLLC, an entity controlled by Ampio’s director and Chief Scientific Officer, Dr. Bar-Or. The agreement was amended in January 2015 and provided for Luoxis (now Aytu) to pay $6,000 per month to TRLLC in consideration for services related to research and development of the Oxidation Reduction Potential platform. In March 2014, Luoxis also agreed to pay a sum of $615,000 which was being amortized over the contractual term of 60.5 months and was divided between current and long-term on the balance sheet; as of September 2014, this amount had been paid in full. This agreement was terminated in March 2017.

Note 10 – Segment Information

Aytu manages our Company and aggregates our operational and financial information in accordance with two reportable segments: Aytu and Aytu Women’s Health. The Aytu segment consists of our core male urology products. The Aytu Women’s Health segment contains our women’s health products. Select financial information for these segments is as follows:

	Three months ended September 30,
	2017	2016
Consolidated Revenue:
Aytu	$972,000	$698,000
Aytu Women’s Health	104,000	-

Consolidated revenue	$1,076,000	$698,000

Consolidated net loss:
Aytu	$(3,725,000)	$(5,724,000)
Aytu Women’s Health	(520,000)	-

Consolidated net loss	$(4,245,000)	$(5,724,000)

Total consolidated assets:
Aytu	$18,115,000	$14,999,000
Aytu Women’s Health	3,131,000	-

Total consolidated assets	$21,246,000	$14,999,000

Note 11 – Subsequent Events

October 20, 2017, the Company was approved for listing and began trading on The NASDAQ Capital Market under the company’s current ticker symbol, AYTU.

On October 24, 2017, Aytu entered into a 24-month extension of our operating lease for the Englewood, Colorado office space. The base rent will remain at $9,000 per month.

On October 25, 350 of our preferred shares outstanding converted into 116,666 shares of our common stock.

On October 25, Aytu issued 61,000 shares to Nuelle shareholders as a prepayment for the fiscal 2018 earn-out payment that will be due to them.

On November 7, 2017, Aytu issued 495,000 restricted shares to executives, directors and consultants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2017, filed on August 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on August 31, 2017.

Overview/recent events

We are a commercial-stage specialty life science company concentrating on developing and commercializing products with an initial focus on urological diseases and conditions. We are currently focused on addressing significant medical needs in the areas of hypogonadism, male infertility, urological cancers and female personal care.

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

In the offering, we issued an aggregate of 3,196,665 shares of our common stock, 2,250 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 6,314,671 shares of our common stock, which included 394,669 warrants issued to the underwriters as compensation for the transaction.

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

We have only begun to generate material revenues from the commercialization of our product candidates in the last fiscal year. We recognized approximately $1.1 million in revenue from Natesto, ProstaScint, MiOXSYS and Fiera sales during the three months ended September 30, 2017. We have incurred accumulated net losses since our inception, and at September 30, 2017, we had an accumulated deficit of $73.3 million. Our net loss was $4.2 million for the three months ended September 30, 2017 and we used $4.2 million in cash from operations during the three months ended September 30, 2017.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on August 31, 2017.

Information regarding our accounting policies and estimates can be found in the Notes to the consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of September 30, 2017) is combined in Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – September 30, 2017 Compared to September 30, 2016

Results of operations for the three months ended September 30, 2017 and the three months ended September 30, 2016 reflected losses of approximately $4.2 million and $5.7 million, respectively. These losses include, in part, non-cash charges related to stock-based compensation, depreciation, amortization and accretion, in the amount of $621,000 for the three months ended September 30, 2017 and $2.4 million for the three months ended September 30, 2016, respectively. The non-cash charges decreased in the three months ended 2017 primarily due to the decrease in stock-compensation expense, the amortization of intangible assets, derivative expense, compensation through issuance of common stock and issuance of warrants.

Revenue

Product revenue

We recognized $1,076,000 and $698,000 for the three months ended September 30, 2017 and 2016, respectively, related to the sale of our products Natesto, ProstaScint, Primsol, and Fiera as well as the MiOXSYS and RedoxSYS Systems. Our revenues grew from the launch of our Natesto product, which has increased 193% compared to the same quarter in 2016 and due to our acquisitions and ensuing sales of the Fiera products, which occurred late in fiscal 2017 and expanded marketing of our commercial products.

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

	Three Months Ended September 30,
	2017	2016

Gross product	$2,243,000	$925,000
Provisions to reduce gross product sales to net product sales	(1,167,000)	(227,000)
Net product revenue	$1,076,000	$698,000

Percentage of gross sales to net sales	48.0%	75.5%

Expenses

Cost of Sales

The cost of sales of $287,000 and $192,000 recognized for the three months ended September 30, 2017 and 2016, respectively, are related to the Natesto, ProstaScint, and Primsol products and the MiOXSYS and RedoxSYS Systems, as well as products in the Fiera line. We expect to see cost of sales continue to increase in the fiscal year 2018 as we expect our sales of our current products to continue to grow.

Research and Development

Research and development costs consist of clinical trials and sponsored research, manufacturing transfer expense, sponsored research – related party and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended September 30,
	2017	2016

Manufacturing tech transfer	$-	$75,000
Clinical trials and sponsored research	140,000	156,000
Sponsored research - related party	-	48,000
Consultants and other	1,000	1,000
	$141,000	$280,000

Comparison of Three Ended September 30, 2017 and 2016

Research and development expenses decreased $139,000, or 49.6%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This was due primarily to switching our focus towards our commercial products. We anticipate research and development expense will decrease in fiscal 2018 as compared to fiscal 2017 due to that fact that we will continue to focus on our existing products.

Selling, General and Administrative

General and administrative expenses consist of labor costs, including personnel costs for employees in executive, commercial, business development and operational functions; stock-based compensation; patents and intellectual property; professional fees including legal, auditing, accounting, investor relations, shareholder expense and printing and filing of SEC reports; occupancy, travel and other including rent, governmental and regulatory compliance, insurance, and professional subscriptions; directors fees; and management fee – related party. These costs are summarized as follows:

	Three Months Ended September 30,
	2017	2016

Labor	$2,400,000	$2,255,000
Stock-based compensation	267,000	1,119,000
Patent costs	128,000	26,000
Professional fees	419,000	262,000
Occupancy, travel and other	1,364,000	2,003,000
Directors Fees	40,000	40,000
Management fee - related party	-	51,000
	$4,618,000	$5,756,000

Comparison of Three Months Ended September 30, 2017 and 2016

General and administrative costs decreased $1,138,000, or 19.8%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The primary decrease was in stock-based compensation, and occupancy, travel and other which was related to decreased costs from the stock options that were vested and immediately exercisable in July 2016, as well as the initial sales training for our Natesto product which occurred in July 2016. We expect general and administrative expenses to be approximately flat for the remainder of fiscal 2018 as compared to the three months ended September 30, 2017.

Amortization of Intangible Assets

Amortization of intangible assets was $386,000 and $437,000 for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. This expense decreased due to the impairment of the ProstaScint assets in fiscal 2017, and the corresponding amortization of its finite-lived intangible assets. We expect this expense to remain flat for the remainder of 2018.

Net Cash Used in Operating Activities

During the three months ended September 30, 2017, our operating activities used $4.2 million in cash, which was approximately the same as the net loss of $4.2 million, primarily as a result of the non-cash depreciation, amortization and accretion, derivative income and stock-based compensation offset by a decrease in accounts payable and an increase in accounts receivable.

During the three months ended September 30, 2016, our operating activities used $5.3 million in cash, which was less than the net loss of $5.7 million primarily as a result of the non-cash depreciation, amortization and accretion, and stock-based compensation offset by the unrealized gain on investment, accounts payable, accrued liabilities, and accrued compensation.

Net Cash Used in Investing Activities

During the three months ended September 30, 2017, we used zero cash in investing activities.

During the three months ended September 30, 2016, we used cash in investing activities of $505,000, $5,000 of which was used to purchase fixed assets, and $500,000 of which was paid as the second installment towards the Primsol asset.

Net Cash from Financing Activities

Net cash provided by financing activities in the three months ended September 30, 2017 of $10.4 million was primarily related to the private offering of $11.8 million, offset by the cash offering cost of $1.4 million.

Net cash provided by financing activities in the three months ended September 30, 2016 of $607,000 was primarily related to the common stock issuance of $631,000 offset by the issuance costs of $24,000 to Lincoln Park.

Liquidity and Capital Resources

We are a relatively young company with substantial revenue growth goals, demonstrated by the nearly 55% revenue growth year over year for the three months ended September 30, 2017. Our primary activities are focused on commercializing our approved products, acquiring products and developing our product candidates, and raising capital. As of September 30, 2017, we had cash and cash equivalents totaling $7.1 million available to fund our operations offset by an aggregate of $2.6 million in accounts payable and accrued liabilities.

With the additional capital that we raised in August 2017 of $11.8 million, we believe we have sufficient resources to fund our operations through fiscal 2018 and into the middle of fiscal 2019. We believe, if our sales continue to grow while being able to maintain research and development and selling, general and administrative costs, that will continue to decrease our net losses and cash burn during the remainder of fiscal 2018. With these assumptions, we believe that we have sufficient cash on hand to reach cash-flow breakeven and potentially profitability. If necessary, in the future we will evaluate the capital markets from time to time to determine when to raise additional capital in the form of equity, convertible debt or other financing instruments, depending on market conditions relative to our need for funds at such time. We will seek to raise additional capital at such time as we conclude that such capital is available on terms that we consider to be in the best interests of our Company and our stockholders. Over the last three years, including recently, volatility in the financial markets has adversely affected the market capitalizations of many bioscience companies and generally made equity and debt financing more difficult to obtain. This volatility, coupled with other factors, may limit our access to additional financing.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner.

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

Except as set forth below, there have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K, as amended.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On November 7, 2017, the Company’s Compensation Committee approved an increase in the Base Salary of Joshua R. Disbrow, the Company’s Chief Executive Officer, to $330,000 effective as of November 1, 2017. The approval effectively amends the Employment Agreement between the Company and Mr. Disbrow to provide for a new base salary of $330,000.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101

XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

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
Date: November 9, 2017

By:	/s/ Gregory A. Gould
Gregory A. Gould
Chief Financial Officer
Date: November 9, 2017

