Form 10-Q
period 2017-12-31
AYTU BIOSCIENCE, INC
filed 2018-02-08
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 1, 2018, there were 4,969,638 shares of Common Stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

FOR THE QUARTER ENDED DECEMBER 31, 2017

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

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(unaudited)

	December 31,	June 30,
	2017	2017

Assets
Current assets
Cash and cash equivalents	$3,908,183	$802,328
Restricted cash	75,534	75,214
Accounts receivable, net	1,377,436	528,039
Inventory, net	1,379,806	1,312,221
Prepaid expenses and other	1,003,766	310,760
Total current assets	7,744,725	3,028,562

Fixed assets, net	560,624	647,254
Developed technology, net	1,254,309	1,337,333
Customer contracts, net	74,667	77,667
Trade names, net	152,438	164,037
Natesto asset, net	8,571,710	9,231,072
Goodwill	238,426	238,426
Patents, net	258,611	271,278
Deposits	2,888	2,888
Total long-term assets	11,113,673	11,969,955

Total assets	$18,858,398	$14,998,517

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other	$3,414,854	$2,220,400
Accrued liabilities	257,631	782,536
Accrued compensation	837,290	339,704
Deferred rent	4,787	6,673
Current contingent consideration	286,339	261,155
Total current liabilities	4,800,901	3,610,468

Long-term contingent consideration	7,726,698	7,386,782
Long-term deferred rent	-	1,451
Warrant derivative liability	3,300,213	-
Total liabilities	15,827,812	10,998,701

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 1,900 and 0, respectively as of December 31, 2017 and June 30, 2017	1	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 4,894,638 and 824,831, respectively as of December 31, 2017 and June 30, 2017	489	82
Additional paid-in capital	80,017,545	73,069,463
Accumulated deficit	(76,987,449)	(69,069,729)
Total stockholders’ equity	3,030,586	3,999,816

Total liabilities and stockholders’ equity	$18,858,398	$14,998,517

 The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Product revenue	$1,051,154	$794,172	$2,127,522	$1,492,152
Total revenue	1,051,154	794,172	2,127,522	1,492,152

Operating expenses
Cost of sales	385,411	551,293	672,612	743,217
Research and development	(277,486)	263,457	(136,532)	495,479
Research and development - related party (Note 9)	-	47,998	-	95,996
Sales, general and administrative	4,553,366	3,642,332	9,171,769	9,347,082
Sales, general and administrative - related party (Note 9)	-	50,772	-	101,544
Amortization and impairment of intangible assets	383,811	437,014	769,652	874,029
Total operating expenses	5,045,102	4,992,866	10,477,501	11,657,347

Loss from operations	(3,993,948)	(4,198,694)	(8,349,979)	(10,165,195)

Other income (expense)
Interest expense	(196,781)	(388,085)	(385,526)	(803,465)
Derivative income	518,051	266,757	817,785	196,148
Unrealized (loss) gain on investment	-	(497,164)	-	230,936
Total other income (expense)	321,270	(618,492)	432,259	(376,381)

Net loss	$(3,672,678)	$(4,817,186)	$(7,917,720)	$(10,541,576)
Weighted average number of Aytu common shares outstanding	4,113,256	392,540	2,481,110	295,546

Basic and diluted Aytu net loss per common share	$(0.89)	$(12.27)	$(3.19)	$(35.67)

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

Balance - June 30, 2017	-	$-	824,831	$82	$73,069,463	$(69,069,729)	$3,999,816

Stock-based compensation (unaudited)	-	-	-	-	275,688	-	275,688
Issuance of restricted stock (unaudited)	-	-	692,000	69	103,566	-	103,635
Earn-out payment to Nuelle shareholders (unaudited)	-	-	64,150	6	249,994	-	250,000
Issuance of preferred and common stock, net of $1,402,831 in cash issuance costs (unaudited)	2,250	1	3,196,665	320	6,318,846	-	6,319,167
Preferred stocks converted in common stock (unaudited)	(350)		116,666	12	(12)	-	-
Adjustment for rounding of shares due to stock split (unaudited)	-	-	326	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	(7,917,720)	(7,917,720)

Balance - December 31, 2017 (unaudited)	1,900	$1	4,894,638	$489	$80,017,545	$(76,987,449)	$3,030,586

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2017	2016

Cash flows from operating activities
Net loss	$(7,917,720)	$(10,541,576)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Stock-based compensation expense	275,688	1,425,133
Issuance of restricted stock	103,635	156,814
Depreciation, amortization and accretion	1,315,063	1,722,965
Derivative (income)	(817,785)	(196,148)
Amortization of prepaid research and development - related party (Note 9)	-	60,992
Unrealized (gain) on investment	-	(230,936)
Compensation through issuance of stock	-	509,996
Issuance of warrants to initial investors	-	596,434
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) in accounts receivable	(849,397)	(419,966)
(Increase) decrease in inventory	(67,585)	85,741
(Increase) in prepaid expenses and other	(454,595)	(221,015)
Increase (decrease) in accounts payable and other	1,124,558	(195,836)
(Decrease) in accrued liabilities	(524,905)	(238,395)
Increase (decrease) in accrued compensation	497,586	(681,432)
(Decrease) in deferred rent	(3,337)	(1,350)
Net cash used in operating activities	(7,318,794)	(8,168,579)

Cash flows used in investing activities
Purchases of property and equipment	(12,195)	(44,876)
Installment payment for Natesto asset	-	(2,000,000)
Installment payment for Primsol asset	-	(750,000)
Net cash used in investing activities	(12,195)	(2,794,876)

Cash flows from financing activities
Issuance of preferred, common stock and warrants	11,839,995	-
Issuance costs related to preferred, common stock and warrants	(1,402,831)	-
Issuance of common stock to Lincoln Park Capital	-	631,481
Costs related to sale of common stock	-	(24,247)
Registered offering of common stock and warrants	-	8,602,500
Registered offering costs	-	(997,865)
Over-allotment warrants purchased by placement agents	-	2,852
Net cash provided by financing activities	10,437,164	8,214,721

Net change in cash, cash equivalents and restricted cash	3,106,175	(2,748,734)
Cash, cash equivalents and restricted cash at beginning of period	877,542	8,054,190
Cash, cash equivalents and restricted cash at end of period	$3,983,717	$5,305,456

Non-cash transactions:
Warrants issued to investors and underwriters (see Note 5)	$4,117,997	$-
Revenue share payment to Jazz	$7,385	$-
Earn-out payment to Nuelle Shareholders	$250,000	$-
Fixed assets included in accounts payable	$62,512	$61,241
Warrants issued in connection with the equity financing to the placement agents	$-	$292,630

The accompanying notes are an internal part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation, Business Combinations, Divestitures, License/Supply Agreement and Merger

Business

Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a commercial-stage specialty life sciences company concentrating on developing and commercializing products with an initial focus on urological diseases and conditions. Aytu is currently focused on addressing significant medical needs in the areas of hypogonadism, male infertility, and sexual wellness and vitality.

Basis of Presentation

These unaudited consolidated financial statements represent the financial statements of Aytu and its subsidiary, Aytu Women’s Health, LLC. These unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2017, which included all disclosures required by generally accepted accounting principles (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet, the results of operations and cash flows for the interim periods presented. The results of operations for the period ended December 31, 2017 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended December 31, 2017 and 2016 is unaudited.

Through a multi-step reverse triangular merger in April 2015, Vyrix Pharmaceuticals, Inc. (“Vyrix’’) and Luoxis Diagnostics, Inc. (“Luoxis’’) merged with and into our Company (herein referred to as the Merger) and we abandoned our pre-merger business plans to solely pursue the specialty healthcare market, including the business of Vyrix and Luoxis. In the Merger, we acquired the RedoxSYS, MiOXSYS and Zertane products. On June 8, 2015, we reincorporated as a domestic Delaware corporation under Delaware General Corporate Law and changed our name from Rosewind Corporation to Aytu BioScience, Inc., and effected a reverse stock split in which each common stockholder received one share of common stock for every 12.174 shares held. On June 30, 2016, Aytu effected another reverse stock split in which each common stockholder received one share of common stock for every 12 shares held. On August 25, 2017, Aytu effected a third reverse stock split in which each common stockholder received one share of common stock for every 20 shares held (herein referred to collectively as the “Reverse Stock Splits”). All share and per share amounts in this report have been adjusted to reflect the effect of these Reverse Stock Splits.

Business Combination—ProstaScint

In May 2015, Aytu entered into and closed on an asset purchase agreement with Jazz Pharmaceuticals, Inc. (“Jazz Pharmaceuticals”). Pursuant to the agreement, Aytu purchased assets related to the Jazz Pharmaceuticals’ product known as ProstaScint® (capromab pendetide), including certain intellectual property and contracts, and the product approvals, inventory and work in progress (together, the “ProstaScint Business’’), and assumed certain of Jazz Pharmaceuticals’ liabilities, including those related to product approvals and the sale and marketing of ProstaScint. The purchase price consisted of an upfront payment of $1.0 million. We also agreed to pay an additional $500,000, which was paid after the transfer of the ProstaScint-related product inventory, and $227,000 which was paid September 30, 2015 (which represents a portion of certain FDA fees). The total fair value consideration for the purchase was $2.4 million. We will also pay 8% on net sales made after October 2017, payable up to a maximum aggregate payment of an additional $2.5 million. The contingent consideration was initially valued at $664,000 and was revalued as of June 30, 2017 at $54,000 using the discounted cash flow methodology. As of December 31, 2017, the contingent consideration increased by $13,000 due to accretion.

Pursuant to the asset purchase agreement, we are required to make our first revenue share payment to Jazz Pharmaceuticals in the upcoming quarter, which is approximately $7,400.

The Company’s allocation of consideration transferred for ProstaScint as of the purchase date of May 20, 2015 was as follows:

Fair Value

Tangible assets	$727,000
Intangible assets	1,590,000
Goodwill	74,000
Total assets acquired	$2,391,000

The intangible assets for ProstaScint were originally recognized upon the closing of the acquisition and included developed technology of $790,000, customer contracts of $720,000 and trade names of $80,000, each of which began amortizing over a ten-year period. At June 30, 2017, the ProstaScint asset was determined to be impaired based upon sales projections at that time and because we decided to discontinue sales of ProstaScint mid-fiscal 2019 upon expiration of the product. The value for the intangible assets were adjusted to $54,000 for developed technology, $7,000 for trade names and $0 for customer contracts. The amortization expense was $12,000 and $40,000 for the three months ended December 31, 2017 and 2016, respectively. The amortization expense was $24,000 and $80,000 for the six months ended December 31, 2017 and 2016, respectively.

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

Aytu paid $500,000 at closing for the purchase of the Primsol Business, and paid an additional $142,000, of which $102,000 was for inventory and $40,000 for the Primsol Business, for the transfer of the Primsol-related product inventory. We also agreed to pay an additional (a) $500,000 which was paid in April 2016, (b) $500,000 which was paid in July 2016, and (c) $250,000 which was paid in November 2016 (together, the “Installment Payments”).

The Company’s allocation of consideration transferred for Primsol as of the purchase date of October 5, 2015 was as follows:

Fair Value

Tangible assets	$182,000
Intangible assets	1,470,000
Goodwill	147,000
Total assets acquired	$1,799,000

Included in tangible assets was $102,000 of inventory and $80,000 of work-in-process inventory. Included in the intangible assets was developed technology of $520,000, customer contracts of $810,000 and trade names of $140,000, each of which was being amortized over a six-year period. Amortization expense of $0 and $61,000 was recognized in the three months ended December 31, 2017 and 2016, respectively. The amortization expense was $0 and $122,000 for the six months ended December 31, 2017 and 2016, respectively.

Divestiture – Primsol

In March 2017, we entered into and closed on an Asset Purchase Agreement with Allegis Holdings, LLC (the “Purchaser”). Pursuant to the agreement, we sold to the Purchaser all of the assets related to our product known as Primsol, including certain intellectual property and contracts, inventory, work in process and all marketing assets and materials related solely to Primsol (together, the “Primsol Asset”). We retain any liability associated with the Primsol Asset that occurred prior to the closing. The Purchaser paid us $1,750,000 in cash at the closing for the Primsol Asset. We recognized a gain of approximately $428,000 on the sale which is included in selling, general and administrative expense on our statement of operations.

Based on our evaluation of the transaction, and because the Primsol Asset was not a material part of our business, the criteria for discontinued operations was not met. Therefore, the gain is included in continuing operations.

License and Supply Agreement—Natesto

In April 2016, Aytu entered into and closed a license and supply agreement to acquire the exclusive U.S. rights to distribute Natesto® (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus. The rights we acquired effective upon the expiration of the former licensee’s rights, which occurred on June 30, 2016. The license’s term runs for the greater of eight years or until the expiry of the latest to expire patent including claims covering Natesto and until the entry on the market of at least one AB-rated generic product.

Aytu made an upfront payment of $2.0 million to Acerus upon execution of the agreement. In October 2016, we paid an additional $2.0 million, and in January 2017, Aytu paid the final upfront payment of $4.0 million. Aytu also purchased, on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2.5 million (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. These shares were a held for sale security and were recognized at fair market value. Aytu agreed to refrain from disposing these shares until after August 29, 2016. During the second half of fiscal 2017, Aytu sold all of these shares. The gross proceeds from the sales were $1.1 million, the cost of the sales were $92,000, and we recognized a loss on investment of $1.0 million.

In addition to the upfront payments, we agreed to make the following one-time, non-refundable milestone payments to Acerus within 45 days of the occurrence of the below events. The maximum aggregate amount payable under such milestone payments is $37.5 million.

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

The fair value of the net identifiable Natesto asset acquired was determined to be $10.5 million, which is being amortized over eight years. The amortization expense for each of the three months ended December 31, 2017 and 2016 was $330,000. The amortization expense for the six months ended December 31, 2017 and 2016 was $659,000.

The contingent consideration for Natesto was valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2017, the contingent consideration was revalued and increased to $5.7 million using a Monte Carlo simulation and was based on an increase in estimated future sales of Natesto. The contingent consideration accretion expenses for the three months ended December 31, 2017 and 2016 was $169,000 and $58,000, respectively. The contingent consideration accretion expense for the six months ended December 31, 2017 and 2016 was $330,000 and $104,000, respectively, resulting in the contingent consideration value of $6.0 million as of December 31, 2017.

Merger/Subsidiary

In May 2017, Aytu Women’s Health, LLC., a wholly-owned subsidiary of Aytu, acquired Nuelle, Inc., or Nuelle, a women’s sexual health company. This transaction expanded our product portfolio with the addition of the Fiera® personal care device for women.

In the Merger, (i) each share of Nuelle common stock and each option or warrant to purchase Nuelle stock were cancelled, and (ii) each share of Nuelle preferred stock was converted into the right to receive shares of Aytu common stock. At the closing, Nuelle preferred stockholders exercised their conversion right, and we issued to the Nuelle preferred stockholders an aggregate of 125,000 shares of our common stock.

Nuelle preferred stockholders are entitled to revenue earn-out payments equal to a designated percentage of net sales on tiers of net sales up to $100.0 million, with an average rate for all tiers in the mid-single digit range, and a maximum aggregate payout of $6.9 million.

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

In addition to the upfront issuance of common stock and revenue earn-out payments, we agreed to make the following one-time payments to the Nuelle stockholders within 90 days of the occurrence of the following events (provided that, the maximum aggregate amount payable under such milestone payments will be $24.0 million):

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

In the event that we do not make all of the required earn-out payments to the Nuelle stockholders before May 3, 2022, and we also complete a divestiture before May 3, 2022 of any of the products acquired in the transaction, we agreed to pay the Nuelle stockholders a combination of (i) cash in an amount equal to 10% of the value of all cash, securities and other property paid to us in the divestiture (cash is to be 60% of the total consideration), and (ii) shares of our common stock equal to the Nuelle stockholders’ portion of the divestiture payment divided by the average closing price of our common stock for the 10 trading days prior to the earlier of the closing date of the divestiture or the public disclosure of the divestiture (shares of common stock are to be 40% of the total consideration).

The Company’s allocation of consideration transferred for Nuelle as of the purchase date May 5, 2017 is as follows:

Fair Value

Tangible assets	$2,061,000
Intangible assets	1,540,000
Goodwill	238,000
Total assets acquired	$3,839,000

Included in the intangible assets is developed technology of $1.3 million, customer contracts of $80,000 and trade names of $160,000, each of which will be amortized over a nine to twelve-year period. Amortization expense of $36,000 and $0 was recognized for the three months ended December 31, 2017 and 2016, respectively. Amortization expense of $74,000 and $0 was recognized for the six months ended December 31, 2017 and 2016, respectively.

Upon the closing of the merger, we assumed liabilities of $47,000.

The contingent consideration was valued at $1.9 million using a Monte Carlo simulation, as of May 2017. The contingent consideration accretion expense for the three months ended December 31, 2017 and 2016 was $21,000, and $0, respectively. The contingent consideration accretion expense for the six months ended December 31, 2017 and 2016 was $41,000, and $0, respectively.

During the quarter ended September 30, 2017, we paid the first revenue earn-out payment to Nuelle shareholders of $12,000 issued in Aytu common stock, which represented the revenue earn-out payment for fiscal 2017.

During the quarter ended December 31, 2017, we made a $238,000 prepayment, issued in Aytu common stock, which represented the revenue earn-out payment for fiscal 2018.

Recently Issued Accounting Pronouncements, Not Adopted as of December 31, 2017

In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The New Revenue Standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. We will adopt this standard on July 1, 2018, using the modified retrospective method. The Company has begun its evaluation and assessment to determine the effect of adoption on our existing revenue arrangements. We are also currently evaluating the potential changes to our current policies and processes to ensure we are able to meet the incremental disclosure requirements of the new standard.

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

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated Useful Lives	As of December 31,	As of June 30,
	in years	2017	2017

Manufacturing equipment	2 - 5	$423,000	$405,000
Leasehold improvements	3	111,000	111,000
Office equipment, furniture and other	2 - 5	344,000	287,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(407,000)	(246,000)
Fixed assets, net		$561,000	$647,000

The depreciation and amortization expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Depreciation and amortization expense	$81,000	$26,000	$161,000	$45,000

Note 3 – Patents

The cost of the Luoxis patents were $380,000 when they were acquired in connection with the 2013 formation of Luoxis and are being amortized over the remaining U.S. patent lives of approximately 15 years, which expires in March 2028. Patents consist of the following:

	As of December 31,	As of June 30,
	2017	2017

Patents	$380,000	$380,000
Less accumulated amortization	(121,000)	(109,000)
Patents, net	$259,000	$271,000

The amortization expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Amortization expense	$6,000	$6,000	$12,000	$13,000

Note 4 – Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax expense of $6.6 million due to a re-measurement of deferred tax assets and liabilities at a blended rate in the three months ended December 31, 2017, which is fully offset by a reduction in valuation allowance. The tax expense is a provisional amount and the Company’s current best estimate. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to tax expense, net of any related valuation allowance. The provisional amount incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Note 5 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and warrant derivative liability. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current assets and other liabilities approximate their fair value due to their short maturities. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows and periodic assessments of the probability of occurrence of potential future events. The valuation policies are determined by the Chief Financial Officer and the Company’s Board of Directors is informed of any policy change.

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017, by level within the fair value hierarchy.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2017
LIABILITIES
Warrant derivative liability	$-	$-	$3,300,000	$3,300,000
Contingent consideration	$-	$-	$8,013,000	$8,013,000

June 30, 2017
LIABILITIES
Warrant derivative liability	$-	$-	$-	$-
Contingent consideration	$-	$-	$7,648,000	$7,648,000

The warrant derivative liability was valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of issuance and as of December 31, 2017:

	December 31, 2017	At Issuance
Warrants:
Volatility	177.1%	188.0%
Equivalent term (years)	4.63	5.00
Risk-free interest rate	2.16%	1.83%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of the derivative financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of June 30, 2017	$-
Warrant issuances	4,118,000
Change in fair value included in earnings	(818,000)
Balance as of December 31, 2017	$3,300,000

We classify our contingent consideration liability in connection with the acquisition of ProstaScint, Natesto and Fiera within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow methodology. There was no change in the fair value of the contingent consideration during the period ended December 31, 2017.

The following table sets forth a summary of changes in the contingent consideration for the period ended December 31, 2017:

Contingent Consideration

Balance as of June 30, 2017	$7,648,000
Increase due to accretion	384,000
Decrease due to contractual payment	(19,000)
Balance as of December 31, 2017	$8,013,000

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of December 31, 2017:

		Remaining
	Total	2018	2019	2020	2021	2022	Thereafter
Prescription Database	$1,071,000	$498,000	$573,000	$-	$-	$-	$-
Natesto	15,000,000	-	-	2,500,000	5,000,000	-	7,500,000
Office Lease	318,000	72,000	111,000	108,000	27,000	-	-
	$16,389,000	$570,000	$684,000	$2,608,000	$5,027,000	$-	$7,500,000

Prescription Database

In May 2016, Aytu entered into an agreement with a vendor that will provide Aytu with prescription information. Aytu agreed to pay approximately $1.9 million over three years for access to the database of prescriptions written for Natesto. The payments have been broken down into quarterly payments.

Natesto

In April 2016, the Company entered into an agreement with Acerus, whereby Aytu agreed to pay $8.0 million for the exclusive U.S. rights to Natesto (see Note 1). The first payment totaling $2.0 million was paid in April 2016, the second installment payment was paid in October 2016. The final payment totaling $4.0 million was paid in January 2017. Additionally, Aytu is required to make milestone payments to Acerus. The first milestone payment of $2.5 million must be paid even if the milestone is not reached. As of the date of this report, Aytu anticipates making the second milestone payment of $5.0 million, along with the third milestone payment of $7.5 million upon reaching the milestones.

Office Lease

In June 2015, Aytu entered into a 37-month operating lease for office space in Raleigh, North Carolina. This lease has initial base rent of $3,000 a month, with total base rent over the term of the lease of approximately $112,000. In September 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. This lease has an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. In October 2017, the Company signed an amendment to the 37-month operating lease in Englewood, Colorado. The amendment extended the lease for an additional 24 months beginning October 1, 2018. The base rent will remain at $9,000 a month. The Company recognizes rent expense on a straight-line basis over the term of each lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent. Rent expense for the respective periods was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Rent expense	$35,000	$35,000	$70,000	$70,000

Note 7 – Common Stock

Capital Stock / Restricted Stock

At December 31, 2017 and June 30, 2017, Aytu had 4,894,638 and 824,831 common shares outstanding, respectively, and 1,900 and 0 preferred shares outstanding, respectively. The Company has 100.0 million shares of common stock authorized with a par value of $0.0001 per share and 50.0 million shares of preferred stock authorized with a par value of $0.0001 per share, of which 10,000 were designated Series A Convertible Preferred Stock. Included in the common stock outstanding are 735,000 shares of restricted stock issued to executives, directors, employees and consultants.

On August 11, 2017, we entered into a Securities Purchase Agreement with various investors pursuant to which we agreed to sell Class A and Class B equity units for gross proceeds of approximately $11.8 million. Class A units consist of one (1) share of common stock and a warrant to purchase one and one-half (1.5) shares of common stock and were sold at a negotiated price of $3.00 per unit. Class B units consist of one (1) share of our newly created Series A Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase one and one-half (1.5) shares of common stock for each share of common stock into which the Series A Preferred Stock is convertible and were sold at a negotiated price of $1,000.00 per unit to those purchasers who, together with their affiliates and certain related parties, would beneficially own more than 9.99% of our outstanding common stock following the offering. These Series A Preferred stock converts into common shares at $3.00 per common share, which when fully exercised will increase the common shares outstanding by 750,000 shares. The offering was completed on August 15, 2017.

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

In September 2017, Aytu issued 200,000 shares of restricted stock to employees pursuant to the Aytu BioScience 2015 Stock Option and Incentive Plan, which vest in September 2027. In November 2017, 3,000 of these restricted shares were cancelled. Also in November 2017, Aytu issued 495,000 shares of restricted stock to executives, directors and consultants pursuant to the Aytu BioScience 2015 Stock Option and Incentive Plan, which vest in November 2027. The fair value of the 695,000 shares of restricted stock was $1.4 million on the grant dates. The expense associated with the restricted shares granted will be recognized using the straight-line method over the 10-year vesting period. The unrecognized expense related to these shares was $1,372,000 as of December 31, 2017. For the six months ended December 31, 2017, the compensation expense related to both grants was $26,000.

Aytu previously issued 43,000 shares of restricted stock outside the Aytu BioScience 2015 Stock Option and Inventive Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,912,000 as of December 31, 2017 and will be recognized over the 10-year vesting period. During the six months ended December 31, 2017, the expense related to these awards was $78,000. During the quarter ended December 31, 2017, we modified 8,250 shares of restricted stock for accelerated vesting and recognized a reduction in aggregate stock compensation expense of $36,000.

In September 2017, Aytu issued 3,018 shares of common stock in connection with the Nuelle earn-out (see Note 1). In October 2017, we made a $238,000 prepayment in Aytu common stock toward the revenue earn-out payment for fiscal 2018.

In October 2017, investors holding Aytu Series A Preferred shares exercised their right to convert 350 Aytu Series A Preferred shares into 116,666 shares of Aytu common stock.

Note 8 – Equity Instruments

Options

On June 1, 2015, Aytu’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of December 31, 2017, we have 2,271,205 shares that are available for grant under the 2015 Plan.

Pursuant to the 2015 Stock Plan, 3.0 million shares of the Company’s common stock, are reserved for issuance. The fair value of options granted has been calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, the risk-free interest rate, volatility, expected dividend yield and the expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term of granted options based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2017	38,263	$16.31	8.40
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(1,468)	$16.40
Outstanding December 31, 2017	36,795	$16.30	7.58
Exercisable at December 31, 2017	27,031	$16.27	7.33

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value of stock compensation as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the stock option and restricted stock issuances for the three and six months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Six Months Ended December 31,
Selling, general and administrative:	2017	2016	2017	2016

Stock options	$81,000	$381,000	$276,000	$1,425,000

Restricted Stock	32,000	82,000	104,000	157,000
Total share-based compensation expense	$113,000	$463,000	$380,000	$1,582,000

As of December 31, 2017, there was $390,000 of total unrecognized share-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 1.37 years.

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2017	286,049	$50.29	4.23

Warrants issued in connection with the August 2017 private offering	5,920,002	$3.60
Warrants issued to underwriters in connection with the August 2017 private offering	394,669	$3.60
Outstanding December 31, 2017	6,600,720	$5.62	4.61

In connection with our August 2017 private offering, we issued warrants to purchase an aggregate of 6,314,671 shares of common stock at an exercise price of $3.60 and a term of five years to investors and underwriters. These warrants are accounted for using derivative liability treatment (see Note 5).

All warrants issued in fiscal 2018 were valued using the lattice option pricing model. In order to calculate the fair value of the warrants, certain assumptions were made, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and contractual life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published betas of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

Significant assumptions in valuing the warrants issued during the December 31, 2017 quarter are included in Note 5.

Note 9 – Related Party Transactions

Executive Stock Purchases

Two Aytu executive officers, Joshua Disbrow and Jarrett Disbrow, participated in the August 2017 offering. Each officer purchased 83,333 units.

Services Agreement

In July 2015, Aytu entered into an agreement with Ampio, whereby Aytu agreed to pay Ampio a set amount per month for shared overhead, which included costs related to a shared corporate staff and other miscellaneous overhead expenses. This agreement as amended in November 2015, April 2016, July 2016, January 2017 required a monthly payment of $12,000. This agreement was terminated in June 2017.

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

Note 10 – Segment Information

Aytu manages our Company and aggregates our operational and financial information in two reportable segments: Aytu and Aytu Women’s Health. The Aytu segment consists of our core male urology products. The Aytu Women’s Health segment contains our women’s health products. Select financial information for these segments is as follows:

	Three Months Ended December 31		Six Months Ended December 31
	2017	2016	2017	2016
Consolidated revenue:
Aytu	$985,000	$794,000	$1,957,000	$1,492,000
Aytu Women's Health	66,000	-	171,000	-

Consolidated revenue	$1,051,000	$794,000	$2,128,000	$1,492,000

Consolidated net loss:
Aytu	$(3,151,000)	$(4,817,000)	$(6,876,000)	$(10,542,000)
Aytu Women's Health	(522,000)	-	(1,042,000)	-

Consolidated net loss	$(3,673,000)	$(4,817,000)	$(7,918,000)	$(10,542,000)

Total consolidated assets:
Aytu	$15,842,000	$21,506,000	$15,842,000	$21,506,000
Aytu Women's Health	3,016,000	-	3,016,000	-

Total consolidated assets	$18,858,000	$21,506,000	$18,858,000	$21,506,000

Note 11 – Going Concern

As reflected in the accompanying balance sheet as of December 31, 2017, the Company had approximately $4.0 million in cash including approximately $76,000 in restricted cash (that is expected to be released in fiscal year 2018). In addition, for the quarter ended December 31, 2017, and for the most recent four quarters ended December 31, 2017, we used an average of $3.2 million of cash per quarter for operating activities. Looking forward, we expect cash used in operating activities to be in the range of historical usage rates, therefore, indicating substantial doubt about the Company’s ability to continue as a going concern. We expect to require a cash infusion during the fourth quarter of fiscal year 2018 to sustain operations.

With the expectation of continuing operating losses, the Company expects that its current cash resources will not be sufficient to sustain operations for a period greater than one year from the date of this report. The ability of the Company to continue its operations is dependent on management's plans, which include continuing to build on the historical growth trajectory of Natesto and accessing the capital markets through the sale of our securities. Based on our ability to raise capital in the past as well as our continued growth, the Company believes additional financing will be available and will continue to be available to support current level of operations for at least the next 12 months from the date of this report. There can be no assurance that such financing will be available or on terms which are favorable to the Company. While management of the Company believes that it has a plan to fund ongoing operations, there is no assurance that its plan will be successfully implemented or realized.

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

Note 12 – Subsequent Events

On January 2, 2018, Aytu issued 75,000 restricted shares to one of its executive officers pursuant to his employment agreement. The shares are subject to certain vesting conditions.

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

As of the date of this Report, we have financed operations through a combination of private and public debt and equity financings including net proceeds from the private placements of stock and convertible notes. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements into the fourth quarter of fiscal 2018, at which point we anticipate the need for additional capital. See “Liquidity and Capital Resources.”

We have recently begun to generate material revenues from the commercialization of our products. We recognized approximately $1.1 million and $2.1 million in revenue from Natesto, ProstaScint, MiOXSYS and Fiera sales during the three and six months ended December 31, 2017. We have incurred accumulated net losses since our inception, and at December 31, 2017, we had an accumulated deficit of $77.0 million. Our net loss was $3.7 million and $7.9 million for the three and six months ended December 31, 2017 and we used $7.3 million of cash in operating activities during the six months ended December 31, 2017.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of December 31, 2017) is combined in Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – December 31, 2017 Compared to December 31, 2016

Results of operations for the three months ended December 31, 2017 and the three months ended December 31, 2016 reflected losses of approximately $3.7 million and $4.8 million, respectively. These losses include, in part, non-cash charges related to stock-based compensation, depreciation, amortization and accretion, issuance of restricted stock, unrealized gain on investment, and derivative income, in the amount of $256,000 for the three months ended December 31, 2017 and $1.6 million for the three months ended December 31, 2016, respectively. The non-cash charges decreased in the three months ended 2017 primarily due to the decrease in stock-compensation expense and amortization and impairment expenses.

Results of operations for the six months ended December 31, 2017 and the six months ended December 31, 2016 reflected losses of approximately $7.9 million and $10.5 million, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation, amortization and accretion, compensation through issuance of stock, issuance of warrants to initial investors, and amortization of prepaid research and development offset by an unrealized gain on investment and warrant derivative income in the amount of $877,000 for the six months ended December 31, 2017 and $4.0 million for the six months ended December 31, 2016, respectively. The non-cash charges decreased in the six months ended 2017 primarily due to decrease in stock-compensation expense and depreciation, amortization and accretion expense.

Revenue

Product revenue

We recognized net revenue from product sales of $1.1 million and $794,000 for the three months ended December 31, 2017 and 2016, respectively. We recognized net revenue from product sales of $2.1 million and $1.5 million for the six months ended December 31, 2017 and 2016, respectively. Our product portfolio includes Natesto, ProstaScint, Primsol, Fiera, and the MiOXSYS and RedoxSYS Systems, but the majority of our revenue comes from Natesto sales. Revenue from Natesto increased 429% in the second quarter of fiscal 2018 compared to the same quarter in fiscal 2017, and increased 281% for the six months ended December 31, 2017 compared to the six months ended December 31, 2016.

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. Provisions for these deductions are recorded concurrently with the recognition of gross product revenue and include discounts, chargebacks, distributor fees, processing fees, as well as allowances for returns and Medicaid rebates. Provision deductions relating to estimated amounts payable to direct customers are netted against accounts receivable and balances relating to indirect customers are included in accounts payable and accrued liabilities. The provisions recorded to reduce gross product sales to net product sales are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Gross product revenue	$2,028,000	$1,358,000	$4,272,000	$2,284,000
Provisions to reduce gross product sales to net product sales	(977,000)	(564,000)	(2,144,000)	(792,000)
Net product revenue	$1,051,000	$794,000	$2,128,000	$1,492,000

Percentage of gross sales to net sales	51.8%	58.5%	49.8%	65.3%

Expenses

Cost of Sales

The cost of sales of $385,000 and $551,000 recognized for the three months ended December 31, 2017 and 2016, respectively, and the cost of sales of $673,000 and $743,000 recognized for the six months ended December 31, 2017 and 2016, respectively are related to Natesto, ProstaScint, Primsol, Fiera and the MiOXSYS and RedoxSYS Systems. We expect cost of sales to increase in the fiscal year 2018 due to and in line with growth in revenue from product sales.

Research and Development

Research and development costs consist of clinical trials and sponsored research, manufacturing transfer expense, sponsored research – related party and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Clinical trials and sponsored research	$(278,000)	$262,000	$(139,000)	$493,000
Sponsored research - related party	-	48,000	-	96,000
Consultants and other	1,000	1,000	2,000	2,000
	$(277,000)	$311,000	$(137,000)	$591,000

Comparison of Three and Six Months Ended December 31, 2017 and 2016

Research and development expenses decreased $588,000, or 189.1%, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. Research and development expenses decreased $727,000, or 123.0%, for the six months ended December 31, 2017 compared to the six months ended December 31, 2016. The decline was due primarily to switching our focus and resource commitment to our commercial products; as well as our decision to discontinue sales of ProstaScint mid-fiscal 2019 upon expiration of the product, for which we reversed a previously accrued liability in the amount of $398,000. We anticipate research and development expense to decrease in fiscal 2018 as compared to fiscal 2017 as we continue to focus on our commercial products.

Selling, General and Administrative

Selling, general and administrative expenses consist of labor costs, including personnel costs for employees in executive, commercial, business development and operational functions; stock-based compensation; patents and intellectual property; professional fees including legal, auditing, accounting, investor relations, shareholder expense and printing and filing of SEC reports; occupancy, travel and other expenses including rent, governmental and regulatory compliance, insurance, and professional subscriptions; and directors fees. These costs are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Labor	$2,371,000	$1,775,000	$4,772,000	$4,030,000
Stock-based compensation	112,000	463,000	379,000	1,582,000
Patent costs	107,000	29,000	235,000	55,000
Professional fees	312,000	248,000	731,000	510,000
Occupancy, travel and other	1,611,000	1,087,000	2,975,000	3,090,000
Directors Fees	40,000	40,000	80,000	80,000
Management fee - related party	-	51,000	-	102,000
	$4,553,000	$3,693,000	$9,172,000	$9,449,000

Comparison of Three and Six Months Ended December 31, 2017 and 2016

Selling, general and administrative costs increased $860,000, or 23.3%, for the three months ended December 31, 2017, compared to the three months ended December 31, 2016. General and administrative costs decreased $277,000 or 2.9%, for the six months ended December 31, 2017 compared to the six months ended December 31, 2016. The primary increase was in labor cost, and occupancy, travel and other which was related to the increase in commercial department staffing during the six months ended December 31, 2017 as compared to the six months ended December 31, 2016. We expect selling, general and administrative expenses to be approximately flat for the remainder of fiscal 2018.

Amortization of Intangible Assets

Amortization of intangible assets was $384,000 and $437,000 for the three months ended December 31, 2017, compared to the three months ended December 31, 2016. Amortization of intangible assets was $770,000 and $874,000 for the six months ended December 31, 2017 compared to the six months ended December 31, 2016. This expense decreased due to the impairment of the ProstaScint assets in fiscal 2017, and the corresponding amortization of its finite-lived intangible assets. We expect this expense to remain flat for the remainder of 2018.

Net Cash Used in Operating Activities

During the six months ended December 31, 2017, our operating activities used $7.3 million in cash, which was less than the reported net loss of $7.9 million. Our cash use was lower than our reported net loss due to an increase in accounts payable and accrued compensation expense, with the recognition of non-cash expenses such as depreciation, amortization and accretion, and stock-based compensation. These were offset by derivative income, an increase in accounts receivable and prepaid expenses, and a decrease in accrued liabilities.

During the six months ended December 31, 2016, our operating activities used $8.2 million in cash which was less than the net loss of $10.5 million, primarily as a result of the non-cash depreciation, amortization and accretion and stock-based compensation expenses offset by an increase in accounts receivable, a decrease in accounts payable and accrued liabilities, and accrued compensation.

Net Cash Used in Investing Activities

During the six months ended December 31, 2017, we used $12,000 in investing activities to purchase fixed assets.

During the six months ended December 31, 2016, we used cash in investing activities of $2.8 million, $45,000 of which was used to purchase fixed assets, $750,000 of which was paid as the second and third installments towards the Primsol asset and $2.0 million of which was paid as the second installment payment of our Natesto licensing agreement.

Net Cash from Financing Activities

Net cash provided by financing activities in the six months ended December 31, 2017 of $10.4 million was primarily related to the private offering of $11.8 million, offset by the offering cost of $1.4 million which was paid in cash.

Net cash provided by financing activities in the six months ended December 31, 2016 of $8.2 million was primarily related to the registered offering of $8.6 million, offset by the cash offering cost of $998,000 and common stock issuance of $631,000 offset by the issuance costs of $24,000 paid to Lincoln Park.

Liquidity and Capital Resources

We are a relatively young company with substantial revenue growth expectations as demonstrated by the nearly 32% year-over-year revenue growth for the three months ended December 31, 2017. Our primary activities are focused on commercializing our approved product portfolio, including Natesto, building our commercial infrastructure, improving access to payor formularies and improving the effectiveness and reach of our sales force. As of December 31, 2017, we had cash, cash equivalents and restricted cash totaling $4.0 million and other current assets with an aggregate balance of $3.8 million available to fund our operations, offset by an aggregate of $3.7 million in accounts payable and accrued liabilities.

Based on our existing cash and current asset balance and considering our trend of increasing revenue and the sequential decline in cash used by operations, we believe we have sufficient resources to fund our operations into the fourth quarter of fiscal 2018. We believe that our sales will continue to grow and that our efforts and programs designed to reduce discounting of Natesto will combine to reduce the rate of cash use. We expect to maintain research and development and selling, general and administrative costs, at levels comparable to the quarter ended December 31, 2017. With these assumptions, we believe that we have sufficient cash resources to fund operations for several months, after which time we expect to require additional new capital. We will seek to raise additional capital at such time as we conclude that capital is available on terms that we consider to be in the best interests of our Company and our stockholders. If we cannot raise adequate additional capital in the future when we require it, we could be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts or our research and development programs. We also may be required to relinquish greater or all rights to product candidates at less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results. However, since our common stock became listed on the NASDAQ stock market in October 2017, the universe of investors whose investment charters allow for an investment in us has increased. Additionally, due to recent announcements by an FDA advisory committee voting against allowing new product entries in the TRT market in which Natesto competes, we believe investor interest in us will increase. As a result of these recent developments, and considering the increase in trading volume in our common stock over the past 60 days, we believe that more investors may be interested in owning our securities (see Note 11).

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

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYTU BIOSCIENCE, INC.

By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
Date: February 8, 2018

By:	/s/ David A. Green
David A. Green
Chief Financial Officer
Date: February 8, 2018

