Form 10-Q
period 2018-03-31
AYTU BIOSCIENCE, INC
filed 2018-05-14
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2018

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

As of May 1, 2018, there were 35,888,069 shares of Common Stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

FOR THE QUARTER ENDED MARCH 31, 2018

INDEX

		Page
	PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2018 (unaudited) and June 30, 2017	1

	Consolidated Statements of Operations for the three and nine months ended March 31, 2018 (unaudited) and the three and nine months ended March 31, 2017 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity (unaudited)	3

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2018 (unaudited) and the nine months ended March 31, 2017 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

	PART II—OTHER INFORMATION

Item 1.	Legal Proceeding	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: the planned expanded commercialization of our products and the potential future commercialization of our product candidates, our anticipated future cash position; the assimilation into our operations of acquired assets and entities; our plan to acquire additional assets; the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials; the anticipated designs of our future clinical trials; anticipated future regulatory submissions and events; and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, and in the reports we file with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

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

ii

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	June 30,
	2018	2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$12,006,069	$802,328
Restricted cash	75,728	75,214
Accounts receivable, net	732,476	528,039
Inventory, net	883,820	1,312,221
Prepaid expenses and other	896,899	310,760
Total current assets	14,594,992	3,028,562

Fixed assets, net	260,742	647,254
Developed technology, net	19,286	1,337,333
Customer contracts, net	-	77,667
Trade names, net	2,500	164,037
Natesto asset, net	8,242,029	9,231,072
Goodwill	-	238,426
Patents, net	252,278	271,278
Deposits	2,888	2,888
Total long-term assets	8,779,723	11,969,955

Total assets	$23,374,715	$14,998,517

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other	$3,199,323	$2,220,400
Accrued liabilities	211,415	782,536
Accrued compensation	898,155	339,704
Current deferred rent	3,119	6,673
Current contingent consideration	29,893	261,155
Total current liabilities	4,341,905	3,610,468

Long-term contingent consideration	6,162,337	7,386,782
Long-term deferred rent	-	1,451
Warrant derivative liability	120,146	-
Total liabilities	10,624,388	10,998,701

Commitments and contingencies (Note 6)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 0 and 0, respectively as of March 31, 2018 and June 30, 2017	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 35,820,069 and 824,831, respectively as of March 31, 2018 and June 30, 2017	3,582	82
Additional paid-in capital	92,551,906	73,069,463
Accumulated deficit	(79,805,161)	(69,069,729)
Total stockholders' equity	12,750,327	3,999,816

Total liabilities and stockholders' equity	$23,374,715	$14,998,517

 The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Product revenue	$607,473	$893,548	$2,734,995	$2,385,701
Total revenue	607,473	893,548	2,734,995	2,385,701

Operating expenses
Cost of sales	1,136,833	324,438	1,809,445	1,067,654
Research and development	114,141	279,049	(22,391)	774,526
Research and development - related party (Note 9)	-	291,963	-	387,960
Sales, general and administrative	4,637,495	4,385,145	13,809,264	13,732,226
Sales, general and administrative - related party (Note 9)	-	35,767	-	137,311
Impairment of intangible assets	1,856,020	-	1,856,020	-
Amortization of intangible assets	387,606	437,013	1,157,258	1,311,043
Total operating expenses	8,132,095	5,753,375	18,609,596	17,410,720

Loss from operations	(7,524,622)	(4,859,827)	(15,874,601)	(15,025,019)

Other (expense) income
Interest (expense)	(186,629)	(80,722)	(572,155)	(884,187)
Derivative income	3,139,971	16,662	3,957,756	212,809
Unrealized gain on investment	-	-	-	230,936
(Loss) on investment	-	(292,455)	-	(292,455)
Other gain	1,753,568	-	1,753,568	-
Total other (expense)	4,706,910	(356,515)	5,139,169	(732,897)

Net loss	$(2,817,712)	$(5,216,342)	$(10,735,432)	$(15,757,916)

Weighted average number of common shares outstanding	11,855,413	546,931	5,009,545	378,118

Basic and diluted net loss per common share	$(0.24)	$(9.54)	$(2.14)	$(41.67)

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

Balance - June 30, 2017	-	$-	824,831	$82	$73,069,463	$(69,069,729)	$3,999,816

Stock-based compensation (unaudited)	-	-	-	-	288,010	-	288,010
Issuance of restricted stock (unaudited)	-	-	767,000	77	158,508	-	158,585
Earn-out payment to Nuelle shareholders (unaudited)	-	-	64,150	6	249,994	-	250,000
Issuance of preferred and common stock, net of $1,402,831 in cash issuance costs (unaudited)	2,250	1	3,196,665	320	6,318,846	-	6,319,167
Issuance of preferred stock and common stock, net of $1,294,235 in cash issuance costs (unaudited)	3,216	1	21,520,000	2,152	9,164,272	-	9,166,425
Warrants issued in connection with registered offering (unaudited)	-	-	-	-	2,439,360	-	2,439,360
Preferred stocks converted in common stock (unaudited)	(5,466)	(2)	7,896,666	790	(788)	-	-
Warrant exercises (unaudited)	-	-	1,547,000	155	640,225	-	640,380
Issuance of warrants (unaudited)	-	-	-	-	179,287	-	179,287
Warrant amendment (unaudited)	-	-	-	-	4,633	-	4,633
Warrant exercise of derivative warrants (unaudited)	-	-	-	-	40,096	-	40,096
Adjustment for rounding of shares due to stock split (unaudited)	-	-	3,757	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	(10,735,432)	(10,735,432)

Balance - March 31, 2018 (unaudited)	-	$-	35,820,069	$3,582	$92,551,906	$(79,805,161)	$12,750,327

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2018	2017

Cash flows from operating activities
Net loss	$(10,735,432)	$(15,757,916)
Adjustments to reconcile net loss to cash used in operating activities
Stock-based compensation expense	288,010	2,241,989
Depreciation, amortization and accretion	1,975,448	2,263,975
Other gain	(1,753,568)	-
Issuance of restricted stocks	158,585	655,416
Impairment of intangible assets	1,856,020	-
Issuance of warrants	179,287	-
Derivative income	(3,957,756)	(212,809)
Amortization of prepaid research and development - related party (Note 9)	-	335,454
Loss on investment	-	61,519
Common stock issued to executives	-	509,996
Issuance of warrants to initial investors	-	596,434
Gain on sale of asset	-	(428,374)
Warrant amendment	4,633	1,507
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(204,437)	(180,110)
Decrease in inventory	428,401	290,984
(Increase) in prepaid expenses and other	(586,139)	(126,555)
Decrease (increase) in accounts payable and other	967,641	(307,854)
(Decrease) in accrued liabilities	(571,121)	(146,290)
Decrease (increase) in accrued compensation	558,451	(355,359)
(Decrease) in deferred rent	(5,005)	(2,775)
Net cash used in operating activities	(11,396,982)	(10,560,768)

Cash flows used in investing activities
Purchases of fixed assets	(74,707)	(53,435)
Contingent consideration payment	(7,385)	-
Purchase payment for Natesto asset	-	(6,000,000)
Sale of investment in Acerus	-	1,071,707
Sale of investment in Acerus cost	-	(91,864)
Installment payments for Primsol asset	-	(750,000)
Sale of Primsol asset	-	1,750,000
Net cash used in investing activities	(82,092)	(4,073,592)

Cash flows from financing activities
Issuance of preferred, common stock and warrants	11,839,995	-
Issuance costs related to preferred, common stock and warrants	(1,402,831)	-
Issuance of preferred, common stock and warrants	12,900,020	-
Issuance costs related to preferred, common stock and warrants	(1,294,235)	-
Warrant exercises	640,380	-
Issuance of common stock to Lincoln Park Capital	-	631,481
Costs related to sale of common stock	-	(24,247)
Warrant tender offer	-	2,243,281
Warrant tender offer cost	-	(332,567)
Registered offering	-	8,602,500
Registered offering costs	-	(997,865)
Over-allotment warrants purchased by placement agents	-	2,852
Net cash provided by financing activities	22,683,329	10,125,435

Net change in cash, cash equivalents and restricted cash	11,204,255	(4,508,925)
Cash, cash equivalents and restricted cash at beginning of period	877,542	8,054,190
Cash, cash equivalents and restricted cash at end of period	$12,081,797	$3,545,265

Non-cash transactions:

Warrants issued to investors and underwriters (see Note 5)	$4,117,997	$-
Contingent consideration included in accounts payable	$11,283	$-
Warrant exercise of derivative warrants	$40,096	$-
Earn-out payment to Nuelle Shareholders	$250,000	$-
Fixed asset purchases included in accounts payable	$-	$58,683
Warrants issued in connection with the equity financing to the placement agents	$-	$292,630
Warrants amended in connection with warrant tender offer	$-	$63,183

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

Basis of Presentation

These unaudited consolidated financial statements represent the financial statements of Aytu and its subsidiary, Aytu Women’s Health, LLC. These unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2017, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet, the results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended March 31, 2018 and 2017 is unaudited.

Through a multi-step reverse triangular merger in April 2015, Vyrix Pharmaceuticals, Inc. (“Vyrix’’) and Luoxis Diagnostics, Inc. (“Luoxis’’) merged with and into our Company (herein referred to as the Merger) and we abandoned our pre-merger business plans to solely pursue the specialty healthcare market, including the business of Vyrix and Luoxis. In the Merger, we acquired the RedoxSYS, MiOXSYS and Zertane products. On June 8, 2015, we reincorporated as a domestic Delaware corporation under the Delaware General Corporate Law and changed our name from Rosewind Corporation to Aytu BioScience, Inc., and effected a reverse stock split in which each common stockholder received one share of common stock for every 12.174 shares held. On June 30, 2016, Aytu effected another reverse stock split in which each common stockholder received one share of common stock for every 12 shares held. On August 25, 2017, Aytu effected a third reverse stock split in which each common stockholder received one share of common stock for every 20 shares held (herein referred to collectively as the “Reverse Stock Splits”). All share and per share amounts in this report have been adjusted to reflect the effect of these Reverse Stock Splits.

Business Combination—ProstaScint

In May 2015, Aytu entered into and closed on an asset purchase agreement with Jazz Pharmaceuticals, Inc. (“Jazz Pharmaceuticals”). Pursuant to the agreement, Aytu purchased assets related to the Jazz Pharmaceuticals’ product known as ProstaScint® (capromab pendetide), including certain intellectual property and contracts, and the product approvals, inventory and work in progress (together, the “ProstaScint Business’’), and assumed certain of Jazz Pharmaceuticals’ liabilities, including those related to product approvals and the sale and marketing of ProstaScint. The purchase price consisted of an upfront payment of $1.0 million. We also agreed to pay an additional $500,000, which we paid after the transfer of the ProstaScint-related product inventory, and $227,000 which we paid September 30, 2015 (which represents a portion of certain FDA fees). The total fair value consideration for the purchase was $2.4 million. We will also pay 8% on net sales made after October 2017, payable up to a maximum aggregate payment of an additional $2.5 million. The contingent consideration was initially valued at $664,000 and was revalued as of June 30, 2017 at $54,000 using the discounted cash flow methodology. As of March 31, 2018, the contingent consideration increased by $19,000 due to accretion. The value for the contingent consideration was adjusted to $30,000 based upon sales projections through the discontinuation of ProstaScint in early fiscal 2019.

Pursuant to the asset purchase agreement, we were required to make our first revenue share payment to Jazz Pharmaceuticals during the March 31, 2018 quarter which was approximately $7,400. We intend to make our next quarterly revenue share payment to Jazz Pharmaceuticals in the upcoming quarter, which is approximately $11,300.

The Company’s allocation of consideration transferred for ProstaScint as of the purchase date of May 20, 2015 was as follows:

Fair Value

Tangible assets	$727,000
Intangible assets	1,590,000
Goodwill	74,000
Total assets acquired	$2,391,000

The intangible assets for ProstaScint were originally recognized upon the closing of the acquisition and included developed technology of $790,000, customer contracts of $720,000 and trade names of $80,000, each of which began amortizing over a ten-year period. At June 30, 2017, the ProstaScint asset was determined to be impaired based upon sales projections at that time and because we decided to discontinue sales of ProstaScint in early fiscal 2019 when our existing supplies of the product will expire. The value for the intangible assets were adjusted to $54,000 for developed technology, $7,000 for trade names and $0 for customer contracts. The amortization expense was $16,000 and $40,000 for the three months ended March 31, 2018 and 2017, respectively. The amortization expense was $40,000 and $120,000 for the nine months ended March 31, 2018 and 2017, respectively.

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

Aytu paid $500,000 at closing for the purchase of the Primsol Business, and paid an additional $142,000, of which $102,000 was for inventory and $40,000 for the Primsol Business, for the transfer of the Primsol-related product inventory. We also agreed to pay an additional (a) $500,000 which we paid in April 2016, (b) $500,000 which we paid in July 2016, and (c) $250,000 which we paid in November 2016 (together, the “Installment Payments”).

The Company’s allocation of consideration transferred for Primsol as of the purchase date of October 5, 2015 was as follows:

Fair Value

Tangible assets	$182,000
Intangible assets	1,470,000
Goodwill	147,000
Total assets acquired	$1,799,000

Included in tangible assets was $102,000 of inventory and $80,000 of work-in-process inventory. Included in the intangible assets was developed technology of $520,000, customer contracts of $810,000 and trade names of $140,000, each of which was being amortized over a six-year period. Amortization expense of $0 and $61,000 was recognized in the three months ended March 31, 2018 and 2017, respectively. The amortization expense was $0 and $184,000 for the nine months ended March 31, 2018 and 2017, respectively.

Divestiture – Primsol

In March 2017, we entered into and closed on an Asset Purchase Agreement with Allegis Holdings, LLC (the “Primsol Purchaser”). Pursuant to the agreement, we sold to the Primsol Purchaser all of the assets related to our product known as Primsol, including certain intellectual property and contracts, inventory, work in process and all marketing assets and materials related solely to Primsol (together, the “Primsol Asset”). We retain any liability associated with the Primsol Asset that occurred prior to the closing. The Primsol Purchaser paid us $1,750,000 in cash at the closing for the Primsol Asset. We recognized a gain of approximately $428,000 on the sale which is included in selling, general and administrative expense on our statement of operations.

Based on our evaluation of the transaction, and because the Primsol Asset was not a material part of our business, the criteria for discontinued operations was not met. Therefore, the gain is included in continuing operations.

License and Supply Agreement—Natesto

In April 2016, Aytu entered into and closed a license and supply agreement to acquire the exclusive U.S. rights to distribute Natesto® (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus. We acquired the rights effective upon the expiration of the former licensee’s rights, which occurred on June 30, 2016. The license’s term runs for the greater of eight years or until the expiry of the latest to expire patent including claims covering Natesto and until the entry on the market of at least one AB-rated generic product.

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

The fair value of the net identifiable Natesto asset acquired was determined to be $10.5 million, which is being amortized over eight years. The amortization expense for each of the three months ended March 31, 2018 and 2017 was $330,000. The amortization expense for each of the nine months ended March 31, 2018 and 2017 was $989,000.

The contingent consideration for Natesto was valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2017, the contingent consideration was revalued and increased to $5.7 million using a Monte Carlo simulation and was based on an increase in estimated future sales of Natesto. The contingent consideration accretion expenses for the three months ended March 31, 2018 and 2017 was $178,000 and $61,000, respectively. The contingent consideration accretion expense for the nine months ended March 31, 2018 and 2017 was $508,000 and $164,000, respectively, resulting in the contingent consideration value of $6.2 million as of March 31, 2018.

Merger/Subsidiary

In May 2017, Aytu Women’s Health, LLC., (“AWH”) a wholly-owned subsidiary of Aytu, acquired Nuelle, Inc., or Nuelle, a women’s sexual health company. This transaction expanded our product portfolio with the addition of the Fiera® personal care device for women.

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

Included in the intangible assets is developed technology of $1.3 million, customer contracts of $80,000 and trade names of $160,000, each of which will be amortized over a nine to twelve-year period. Amortization expense of $36,000 and $0 was recognized for the three months ended March 31, 2018 and 2017, respectively. Amortization expense of $108,000 and $0 was recognized for the nine months ended March 31, 2018 and 2017, respectively.

Upon the closing of the merger, we assumed liabilities of $47,000.

The contingent consideration was valued at $1.9 million using a Monte Carlo simulation, as of May 2017. The contingent consideration accretion expense for the three months ended March 31, 2018 and 2017 was $23,000, and $0, respectively. The contingent consideration accretion expense for the nine months ended March 31, 2018 and 2017 was $64,000, and $0, respectively.

During the quarter ended September 30, 2017, we paid the first revenue earn-out payment to Nuelle shareholders of $12,000 issued in Aytu common stock, which represented the revenue earn-out payment for fiscal 2017.

During the quarter ended December 31, 2017, we made a $238,000 prepayment, issued in Aytu common stock, which represented the revenue earn-out payment for the remaining balance due on the first $1.0 million in net revenue.

At March 31, 2018, the AWH assets were determined to be impaired based upon sales performance and the manufacturer no longer supporting the product. The value for all AWH intangible assets were adjusted to zero. The contingent consideration was revalued to zero as well.

Contingent Consideration
Balance at June 30, 2017	$1,940,000
Increase due to accretion	64,000
Decrease due to contractual payment	(250,000)
Decrease due to remeasurement	(1,754,000)
Balance at March 31, 2018	$-

Adoption of Newly Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09).” ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. As of the quarter ended March 31, 2018, the Company has adopted this pronouncement, the impact of which was immaterial.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendment clarifies the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This determination is important given the diverging accounting models used for each type of transaction. The guidance is generally expected to result in fewer transactions qualifying as business combinations. The amendment is effective prospectively for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. As of the quarter ended March 31, 2018, the pronouncement does not apply to the Company, however, if Aytu seeks to purchase additional assets in the future it could have an impact if that purchase is accounted for as a business combination or an asset purchase.

Recently Issued Accounting Pronouncements, Not Adopted as of March 31, 2018

In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers (the “New Revenue Standard”). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the New Revenue Standard. In 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-11, and ASU 2016-12 to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, and accounting for licenses of intellectual property. The New Revenue Standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update are to be applied on a retrospective basis, either to each prior reporting period presented or by presenting the cumulative effect of applying the update recognized at the date of initial application. We will adopt this standard on July 1, 2018, using the modified retrospective method. We continue to progress in our assessment to determine the effect of adoption on our existing revenue arrangements and are nearing final conclusions. We are also finalizing the evaluation of the potential changes to our current policies and processes to ensure we are able to meet the incremental disclosure requirements of the new standard.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements but does not anticipate there to be a material impact.

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

Note 2 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated	As of	As of
	Useful Lives in years	March 31, 2018	June 30, 2017

Manufacturing equipment	2 - 5	$213,000	$405,000
Leasehold improvements	3	112,000	111,000
Office equipment, furniture and other	2 - 5	344,000	287,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(498,000)	(246,000)

Fixed assets, net		$261,000	$647,000

At March 31, 2018, we determined that the AWH assets were impaired based upon sales performance and the manufacturer no longer supporting the product. This resulted in the write-off of the AWH manufacturing equipment totaling $210,000 (see Note 1).

The depreciation and amortization expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Depreciation and amortization expense	$91,000	$27,000	$252,000	$72,000

Note 3 – Patents

The cost of the Luoxis patents were $380,000 when they were acquired in connection with the 2013 formation of Luoxis and are being amortized over the remaining U.S. patent lives of approximately 15 years, which expires in March 2028. Patents consist of the following:

	As of March 31,	As of June 30,
	2018	2017

Patents	$380,000	$380,000
Less accumulated amortization	(128,000)	(109,000)

Patents, net	$252,000	$271,000

The amortization expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Amortization expense	$6,000	$6,000	$19,000	$19,000

Note 4 – Income Taxes

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax expense of $6.6 million due to a re-measurement of deferred tax assets and liabilities at a blended rate in the three months ended December 31, 2017, which is fully offset by a reduction in valuation allowance. The Company recorded additional tax expense of $0.1 million related to re-measurement of deferred tax assets and liabilities in the three months ended March 31, 2018. The tax expense is a provisional amount and the Company’s current best estimate. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to tax expense, net of any related valuation allowance. The provisional amount incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Note 5 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant derivative liability, and contingent consideration. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The fair value of the warrant derivative liability was valued using the lattice valuation methodology. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows and periodic assessments of the probability of occurrence of potential future events. The valuation policies are determined by the Chief Financial Officer and the Company’s Board of Directors is informed of any policy change.

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and June 30, 2017, by level within the fair value hierarchy.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2018
LIABILITIES
Warrant derivative liability	$-	$-	$120,000	$120,000
Contingent consideration	$-	$-	$6,192,000	$6,192,000

June 30, 2017
LIABILITIES
Warrant derivative liability	$-	$-	$-	$-
Contingent consideration	$-	$-	$7,648,000	$7,648,000

The warrant derivative liability was valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of issuance and as of March 31, 2018:

	March 31, 2018	At Issuance
Warrants:
Volatility	179.0%	188.0%
Equivalent term (years)	4.38	5.00
Risk-free interest rate	2.55%	1.83%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of the derivative financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of June 30, 2017	$-
Warrant issuances	4,118,000
Reclassification of warrant liability to equity upon exercise	(40,000)
Change in fair value included in earnings	(3,958,000)
Balance as of March 31, 2018	$120,000

We classify our contingent consideration liability in connection with the acquisition of ProstaScint, Natesto and the merger with Nuelle within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow methodology. The contingent consideration related to the AWH assets was prepaid up to the first $1.0 million in net revenue. Since we will not be able to manufacture more product (see Note 1), we are confident that our revenue for this product will not exceed $1.0 million and therefore, we have adjusted the remaining contingent consideration balance to zero. This adjustment is reflected in other gain on the Consolidated Statement of Operations. We also reduced the contingent consideration for ProstaScint by $25,000 to reflect our updated revenue projections during the period ended March 31, 2018.

The following table sets forth a summary of changes in the contingent consideration for the period ended March 31, 2018:

Contingent Consideration

Balance as of June 30, 2017	$7,648,000
Increase due to accretion	591,000
Decrease due to contractual payment	(268,000)
Decrease due to remeasurement	(1,779,000)
Balance as of March 31, 2018	$6,192,000

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of March 31, 2018:

		Remaining
	Total	2018	2019	2020	2021	2022	Thereafter
Prescription Database	$923,000	$350,000	$573,000	$-	$-	$-	$-
Natesto	15,000,000	-	-	2,500,000	5,000,000	-	7,500,000
Office Lease	282,000	36,000	111,000	108,000	27,000	-	-
	$16,205,000	$386,000	$684,000	$2,608,000	$5,027,000	$-	$7,500,000

Prescription Database

In May 2016, Aytu entered into an agreement with a vendor that will provide Aytu with prescription information. Aytu agreed to pay approximately $1.9 million over three years for access to the database of prescriptions written for Natesto. The payments have been broken down into quarterly payments.

Natesto

In April 2016, the Company entered into an agreement with Acerus, whereby Aytu agreed to pay $8.0 million for the exclusive U.S. rights to Natesto (see Note 1). We made the first payment totaling $2.0 million in April 2016, and we made the second installment payment in October 2016. We made the final payment totaling $4.0 million in January 2017. Additionally, Aytu is required to make milestone payments to Acerus. The first milestone payment of $2.5 million must be paid even if the milestone is not reached. As of the date of this report, Aytu anticipates making the second milestone payment of $5.0 million, along with the third milestone payment of $7.5 million upon reaching the milestones.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Rent expense	$35,000	$35,000	$105,000	$105,000

Note 7 – Common Stock

At March 31, 2018 and June 30, 2017, Aytu had 35,820,069 and 824,831 common shares outstanding, respectively, and no preferred shares outstanding. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share, of which 10,000 are designated Series A Convertible Preferred Stock and 3,216 are designated as Series B Convertible Preferred Stock. Included in the common stock outstanding are 801,750 shares of restricted stock issued to executives, directors, employees and consultants.

On August 11, 2017, we entered into a Securities Purchase Agreement with various accredited investors pursuant to which, upon closing on August 15, 2017, we sold Class A and Class B equity units for gross proceeds of approximately $11.8 million. Class A units consist of one (1) share of common stock and a warrant to purchase one and one-half (1.5) shares of common stock and were sold at a price of $3.00 per unit. Class B units consist of one (1) share of our newly created Series A Preferred Stock and warrants to purchase one and one-half (1.5) shares of common stock for each share of common stock into which the Series A Preferred Stock is convertible and were sold at a price of $1,000 per unit to those purchasers who, together with their affiliates and certain related parties, would beneficially own more than 9.99% of our outstanding common stock following the offering. These Series A Preferred stock were convertible into common shares at $3.00 per common share, or an aggregate of 750,000 shares of common stock.

In the offering, we issued an aggregate of 3,196,665 shares of our common stock, 2,250 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 6,314,671 shares of our common stock, which included 394,669 warrants issued to the placement agents as compensation for the transaction.

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

In September 2017, Aytu issued 3,018 shares of common stock in connection with the Nuelle earn-out (see Note 1). In October 2017, we made a $238,000 prepayment in Aytu common stock, which represented the revenue earn-out payment for the remaining balance due on the first $1.0 million in net revenue.

In October 2017, investors holding Aytu Series A Preferred shares exercised their right to convert 350 Aytu Series A Preferred shares into 116,666 shares of Aytu common stock.

In February 2018, investors holding Aytu Series A Preferred shares exercised their right to convert 1,900 Aytu Series A Preferred shares into 633,333 shares of Aytu common stock.

On March 6, 2018, Aytu completed an underwritten public offering for total gross proceeds of $12 million, before deducting cash offering costs inclusive of underwriting discounts, commissions and other offering expenses totaling $1.2 million.

The securities sold by the Company consist of (i) Class A Units consisting of an aggregate of 19,520,000 shares of our common stock and warrants to purchase an aggregate of 19,520,000 shares of common stock, at a public offering price of $0.45 per Class A Unit, and (ii) Class B Units consisting of 3,216 shares of our Series B Preferred Stock, with a stated value of $1,000 per share, and convertible into an aggregate of 7,146,667 shares of common stock, and warrants to purchase an aggregate of 7,146,667 shares of common stock, at a public offering price of $1,000 per Class B Unit. The warrants have an exercise price of $0.54, are exercisable upon issuance and will expire five years from the date of issuance. The Company granted the underwriters a 45-day option to purchase an additional 4,000,000 shares of common stock and/or warrants to purchase an additional 4,000,000 shares of common stock. In connection with the closing of this offering, the underwriters partially exercised their over-allotment option and purchased an additional 4,000,000 warrants. On March 26, 2018, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 shares of common stock, resulting in gross proceeds of approximately $900,000, before deducting costs of $63,000.

In March 2018, investors holding Aytu Series B Preferred shares exercised their right to convert 3,216 Aytu Series B Preferred shares into 7,146,667 shares of Aytu common stock.

In March 2018, warrants issued from the registered offerings to purchase an aggregate of 1,547,000 shares of common stock were exercised for aggregate gross proceeds to our Company of approximately $640,000.

Note 8 – Equity Instruments

Share-based Compensation Plans

On June 1, 2015, Aytu’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of March 31, 2018, we have 2,198,170 shares that are available for grant under the 2015 Plan.

In September 2017, Aytu issued 200,000 shares of restricted stock to employees pursuant to the 2015 Plan, which vest in September 2027. In November 2017, 3,000 of these restricted shares were cancelled. Also in November 2017, Aytu issued 495,000 shares of restricted stock to executives, directors and consultants pursuant to the 2015 Plan, which vest in November 2027.

In January 2018, Aytu issued 75,000 shares of restricted stock to an officer pursuant to the 2015 Plan, which vest in January 2028. In March 2018, Aytu issued 13,000 shares of restricted stock to employees pursuant to the 2015 Plan, which vest in March 2028. During the three months ended March 31, 2018, 13,000 shares of restricted stock were cancelled. We modified 23,000 shares of restricted stock for accelerated vesting and recognized an increase in aggregate stock compensation expense of $7,400.

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years

Unvested at June 30, 2017	-	$-	-
Granted	783,000	$1.99
Cancelled	(16,000)	$2.02
Unvested at March 31, 2018	767,000	$1.99	9.6

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

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2017	38,263	$16.31	8.40
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(3,433)	$16.40
Outstanding March 31, 2018	34,830	$16.30	7.39
Exercisable at March 31, 2018	25,989	$16.26	7.17

Aytu previously issued 43,000 shares of restricted stock outside the Aytu BioScience 2015 Stock Option and Inventive Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,643,000 as of March 31, 2018 and will be recognized over the 10-year vesting period. During the nine months ended March 31, 2018, the expense related to these awards was $89,000. During the quarter ended December 31, 2017, we modified 8,250 shares of restricted stock for accelerated vesting and recognized a reduction in aggregate stock compensation expense of $36,000. During the quarter ended March 31, 2018, we modified 4,000 shares of restricted stock for accelerated vesting and recognized a reduction in aggregate stock compensation expense of $37,000.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value of stock compensation as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the stock option and restricted stock issuances for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
Selling, general and administrative:	2018	2017	2018	2017

Stock options	$12,000	$817,000	$288,000	$2,242,000

Restricted Stock	55,000	499,000	159,000	656,000
Total share-based compensation expense	$67,000	$1,316,000	$447,000	$2,898,000

As of March 31, 2018, there was $260,000 of total unrecognized option-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 1.39 years. As of March 31, 2018, there was $3,063,000 of total unrecognized share-based compensation expense related to the non-vested restricted stock. The Company expects to recognize this expense over a weighted-average period of 8.89 years.

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2017	286,049	$50.29	4.23

Warrants issued in connection with the August 2017 private offering	5,920,002	$3.60
Warrants issued to underwriters in connection with the August 2017 private offering	394,669	$3.60
Warrants issued in connection with the March 2018 public offering	30,666,667	$0.54
Warrants issued to investor	2,000,000	$0.54
Warrants exercised	(1,547,000)	$0.41
Outstanding March 31, 2018	37,720,387	$1.31	4.85

In connection with our August 2017 private offering, we issued warrants to purchase an aggregate of 6,314,671 shares of common stock at an exercise price of $3.60 and a term of five years to investors and underwriters. The remaining outstanding warrants from that offering are accounted for using derivative liability treatment (see Note 5).

In connection with our March 2018 public offering, we issued to investors and underwriters warrants to purchase an aggregate of 30,666,667 shares of common stock at an exercise price of $0.54 with a term of five years from March 6, 2018. These warrants are accounted for under equity treatment. Of the 30,666,667 warrants issued in the March 2018 public offering, 47,000 were exercised in March 2018.

In March 2018, Aytu BioScience, Inc. entered into a warrant exercise agreement with an investor of the Company’s outstanding warrants. Pursuant to the exercise agreement, the Company agreed to reduce the exercise price of the investor’s warrant to purchase 1,500,000 shares of the Company’s common stock from $3.60 to one cent less than the closing price on the last trading day prior to the exercise date; provided that the investor exercised the warrant for cash by March 23, 2018, and the Company also agreed to issue the investor a new warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.54 per share. In accordance with the exercise agreement, the investor exercised the warrant and the Company received net proceeds of $615,000. The new warrant to purchase 2,000,000 shares of the Company’s common stock are accounted for under equity treatment and have a fair value of $179,000.

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

Significant assumptions in valuing the warrants issued during the March 31, 2018 quarter are as follows:

Warrants:
Volatility	180.0%
Equivalent term (years)	5.00
Risk-free interest rate	2.65%
Dividend yield	0.00%

Note 9 – Related Party Transactions

Executive Stock Purchases

Two Aytu executive officers, Joshua Disbrow and Jarrett Disbrow, participated in the August 2017 offering. Each officer purchased 83,333 units.

Three Aytu executive officers, Joshua Disbrow, Jarrett Disbrow and David Green, participated in the March 2018 offering. Joshua Disbrow and Jarrett Disbrow each purchased 226,105 units. Mr. Green purchased 66,600 units.

Services Agreement

In July 2015, Aytu entered into an agreement with Ampio Pharmaceuticals, Inc. (“Ampio”), whereby Aytu agreed to pay Ampio a set amount per month for shared overhead, which included costs related to a shared corporate staff and other miscellaneous overhead expenses. This agreement as amended in November 2015, April 2016, July 2016, January 2017 required a monthly payment of $12,000. This agreement was terminated in June 2017. Ampio was the Company’s largest stockholder during part of this period.

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

Note 10 – Segment Information

We manage our Company and aggregate our operational and financial information in two reportable segments: Aytu and Aytu Women’s Health. The Aytu segment consists of our core male urology products. The Aytu Women’s Health segment contains our women’s health products. Select financial information for these segments is as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2018	2017	2018	2017
Consolidated revenue:
Aytu	$561,000	$894,000	$2,518,000	$2,386,000
Aytu Women's Health	46,000	-	217,000	-

Consolidated revenue	$607,000	$894,000	$2,735,000	$2,386,000

Consolidated net loss:
Aytu	$(1,539,000)	$(5,216,000)	$(8,414,000)	$(15,758,000)
Aytu Women's Health	(1,279,000)	-	(2,321,000)	-

Consolidated net loss	$(2,818,000)	$(5,216,000)	$(10,735,000)	$(15,758,000)

Total consolidated assets:
Aytu	$23,299,000	$15,917,000	$23,299,000	$15,917,000
Aytu Women's Health	76,000	-	76,000	-

Total consolidated assets	$23,375,000	$15,917,000	$23,375,000	$15,917,000

Note 11 – Going Concern

As reflected in the accompanying balance sheet as of March 31, 2018, the Company had approximately $12.1 million in cash including approximately $76,000 in restricted cash. In addition, for the quarter ended March 31, 2018, and for the most recent four quarters ended March 31, 2018, we used an average of $3.8 million of cash per quarter for operating activities. Looking forward, we expect cash used in operating activities to be in the range of historical usage rates, and we expect our revenue to increase. Therefore, it is uncertain as to whether the Company is sufficiently capitalized. Because the Company may not have a large enough cash balance as of March 31, 2018, Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) requires us to report that there is an indication that substantial doubt about the Company’s ability to continue as a going concern exists.

The ability of the Company to continue its operations is dependent on management's plans, which include continuing to build on the historical growth trajectory of Natesto, seeking to acquire cash generating assets and if needed, accessing the capital markets through the sale of our securities. Based on our ability to raise capital in the past as well as our continued growth, the Company believes additional financing will be available and will continue to be available to support the current level of operations for at least the next 12 months from the date of this report. There can be no assurance, however, that such financing will be available on terms which are favorable to the Company, or at all. While Company management believes that its plan to fund ongoing operations will be successful, there is uncertainty due to the Company’s limited operating history and therefore no assurance that its plan will be successfully realized.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2017, filed on August 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K/A filed with the Securities and Exchange Commission on October 12, 2017.

Overview

We are a commercial-stage specialty life sciences company concentrating on developing and commercializing products with an initial focus on urological diseases and conditions. We are currently focused on addressing significant medical needs in the areas of hypogonadism, male infertility, urological cancers and female personal care.

As of the date of this Report, we have financed operations through a combination of private and public debt and equity financings, including net proceeds from the private placements of stock and convertible notes. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements though the second quarter of fiscal 2019.

We have recently begun to generate material revenues from the commercialization of our products. We recognized approximately $607,000 and $2.7 million in revenue from Natesto, ProstaScint, MiOXSYS and Fiera sales during the three and nine months ended March 31, 2018, respectively. We have incurred net losses since our inception, and at March 31, 2018, we had an accumulated deficit of $80.0 million. Our net loss was $2.8 million and $10.7 million for the three and nine months ended March 31, 2018, respectively. We used $11.4 million of cash in operating activities during the nine months ended March 31, 2018.

Recent Events

On March 6, 2018 we completed an underwritten public offering for gross proceeds of $12.0 million, pursuant to which we sold (i) Class A Units consisting of an aggregate of 19,520,000 shares of our Common Stock and Warrants to purchase an aggregate of 19,520,000 shares of common stock, at a public offering price of $0.45 per Class A Unit, and (ii) Class B Units consisting of 3,216 shares of our Series B Convertible Preferred Stock, with a stated value of $1,000, and convertible into an aggregate of 7,146,667 shares of common stock, and Warrants to purchase an aggregate of 7,146,667 shares of common stock, at a public offering price of $1,000 per Class B Unit. The warrants have an exercise price of $0.54, are exercisable upon issuance and will expire five years from the date of issuance. As of March 31, 2018, all of the issued shares of Series B Preferred Stock were converted to common stock.

The Company granted the underwriters a 45-day option to purchase an additional 4,000,000 shares of common stock and/or warrants to purchase an additional 4,000,000 shares of common stock. Upon the closing of the offering on March 6, 2018, the underwriters partially exercised their over-allotment option and purchased an additional 4,000,000 warrants. On March 26, 2018, the underwriters exercised their over-allotment option to purchase an additional 2,000,000 shares of common stock, resulting in gross proceeds of approximately $900,000, before deducting costs of $63,000.

On March 23, 2018, the Company entered into a warrant exercise agreement with an investor of the Company’s outstanding warrants. Pursuant to the exercise agreement, the Company agreed to reduce the exercise price of the investor’s warrant to purchase 1,500,000 shares of the Company’s common stock from $3.60 to one cent less than the closing price on the last trading day prior to the exercise date; provided that the investor exercised the warrant for cash by March 23, 2018, and the Company also agreed to issue the investor a new warrant to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.54 per share. In accordance with the exercise agreement, the investor exercised the warrant and the Company received net proceeds of $615,000. The new warrant to purchase 2,000,000 shares of the Company’s common stock are accounted for under equity treatment and have a fair value of $179,000.

On April 9, 2018, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a) (2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a 180-calendar day grace period to regain compliance by meeting the continued listing standard. The continued listing standard will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period.

The Company is monitoring the bid price of its common stock and will consider options available to it to achieve compliance.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances and contingencies. Management bases its estimates and judgments on historical experience and on various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2017, filed with the SEC on October 12, 2017.

Information regarding our accounting policies and estimates can be found in the Notes to the consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of March 31, 2018) is combined in Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three and nine months ended March 31, 2018 compared to March 31, 2017

Results of operations for the three months ended March 31, 2018 and the three months ended March 31, 2017 reflected losses of approximately $2.8 million and $5.2 million, respectively. These losses include, in part, non-cash charges related to stock-based compensation, depreciation, amortization and accretion, issuance of restricted stock, derivative income, impairment of intangible assets, and other gain in the amount of $2.1 million for the three months ended March 31, 2018 and $2.0 million for the three months ended March 31, 2017, respectively. The non-cash charges decreased in the three months ended 2018 primarily due to the warrant derivative income and other gain.

Results of operations for the nine months ended March 31, 2018 and the nine months ended March 31, 2017 reflected losses of approximately $10.7 million and $15.8 million, respectively. These losses include in part non-cash charges related to stock-based compensation, depreciation, amortization and accretion, compensation through issuance of stock, issuance of warrants, and impairment of an asset, offset by warrant derivative income and other gain in the amount of $1.3 million for the nine months ended March 31, 2018 and $6.0 million for the nine months ended March 31, 2017, respectively. The non-cash charges decreased in the nine months ended 2018 primarily due to the warrant derivative income, and other gain.

Revenue

Product revenue

We recognized net revenue from product sales of $607,000 and $894,000 for the three months ended March 31, 2018 and 2017 respectively. We recognized net revenue from product sales of $2.7 million and $2.4 million for the nine months ended March 31, 2018 and 2017, respectively. Our product portfolio includes Natesto, ProstaScint, Primsol, Fiera, and the MiOXSYS and RedoxSYS Systems, but the majority of our revenue comes from Natesto sales. Revenue from Natesto increased 7% in the third quarter of fiscal 2018 compared to the same quarter in fiscal 2017, and increased 165% for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017.

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. Provisions for these deductions are recorded concurrently with the recognition of gross product revenue and include coupons, discounts, chargebacks, distributor fees, processing fees, as well as allowances for returns and Medicaid rebates. Provision deductions relating to estimated amounts payable to direct customers are netted against accounts receivable and balances relating to indirect customers are included in accounts payable and accrued liabilities. The provisions recorded to reduce gross product sales to net product sales are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Gross product and service revenue	$1,948,000	$1,024,000	$6,220,000	$3,308,000
Provisions to reduce gross product sales to net product and service sales	(1,341,000)	(130,000)	(3,485,000)	(922,000)
Net product and service revenue	$607,000	$894,000	$2,735,000	$2,386,000

Percentage of gross sales to net sales	31.2%	87.3%	44.0%	72.1%

Expenses

Cost of Sales

The cost of sales of $1.1 million and $324,000 recognized for the three months ended March 31, 2018 and 2017, respectively, and the cost of sales of $1.8 million and $1.1 million recognized for the nine months ended March 31, 2018 and 2017, respectively are related to Natesto, ProstaScint, Primsol, Fiera and the MiOXSYS and RedoxSYS Systems. The increase in cost of sales for the three months ending March 31, 2018 was due to the impairment of the AWH inventory, which represented $0.8 million or 73% of the cost of sales for the three-month period. We expect cost of sales to increase in the future due to and in line with growth in revenue from product sales.

Research and Development

Research and development costs consist of clinical trials and sponsored research, manufacturing transfer expense, sponsored research – related party and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Clinical trials and sponsored research	93,000	278,000	(45,000)	771,000
Sponsored research - related party	-	292,000	-	388,000
Consultants and other	21,000	1,000	23,000	3,000
	$114,000	$571,000	$(22,000)	$1,162,000

Comparison of Three and Nine Months Ended March 31, 2018 and 2017

Research and development expenses decreased $457,000, or 80%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Research and development expenses decreased $1.2 million, or 102%, for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. The decline was due primarily to switching our focus and resource commitment to our commercial products; as well as our decision to discontinue sales of ProstaScint in fiscal 2019 upon expiration of our existing supplies of the product, for which we reversed a previously accrued liability in the amount of $398,000. We anticipate research and development expense to continue to decrease in fiscal 2018 as compared to fiscal 2017 as we continue to focus on our commercial products.

Selling, General and Administrative

Selling, general and administrative expenses consist of labor costs, including personnel costs for employees in executive, commercial, business development and operational functions; stock-based compensation; patents and intellectual property; professional fees including legal, auditing, accounting, investor relations, shareholder expense and printing and filing of SEC reports; occupancy, travel and other expenses including rent, governmental and regulatory compliance, insurance, and professional subscriptions; directors fees; and impairment related expenses. These costs are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Labor	$2,166,000	$2,078,000	$6,938,000	$6,108,000
Stock-based compensation	67,000	1,316,000	447,000	2,897,000
Patent costs	97,000	33,000	332,000	89,000
Professional fees	417,000	235,000	1,148,000	745,000
Occupancy, travel and other	1,851,000	683,000	4,824,000	3,774,000
Directors Fees	40,000	40,000	120,000	120,000
Impairment	1,856,000	-	1,856,000	-
Management fee - related party	-	36,000	-	137,000
	$6,494,000	$4,421,000	$15,665,000	$13,870,000

Comparison of Three and Nine Months Ended March 31, 2018 and 2017

Selling, general and administrative costs increased $2.1 million, or 46.9%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. General and administrative costs increased $1.8 million or 12.9%, for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. The primary increase was due to the impairment of intangible assets, and occupancy, travel and other, which was related to increased FDA fees, and increased spend on marketing efforts. This increase was offset by stock-based compensation, compared to fiscal 2017, due to a reduction in the fair value of the stock options and restricted stock that was issued to directors, executives and employees. We expect selling, general and administrative expenses to be approximately flat for the remainder of fiscal 2018.

Amortization of Intangible Assets

Amortization of intangible assets was $388,000 and $437,000 for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. Amortization of intangible assets was $1.2 million and $1.3 million for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. This expense decreased due to the impairment of the intangible assets in fiscal 2017, and the corresponding amortization of its finite-lived intangible assets. We expect this expense to remain flat for the remainder of 2018.

Net Cash Used in Operating Activities

During the nine months ended March 31, 2018, our operating activities used $11.4 million in cash. Our cash use was a result of an increase in accounts payable and accrued compensation expense, with the recognition of non-cash expenses such as depreciation, amortization and accretion, and the expense related to the impairment of intangible assets. These were offset by derivative income, other gain, an increase in accounts receivable, inventory and prepaid expenses, and a decrease in accrued liabilities.

During the nine months ended March 31, 2017, our operating activities used $10.6 million in cash which was less than the net loss of $15.8 million, primarily as a result of the non-cash depreciation, amortization and accretion, stock-based compensation offset by a decrease in accrued compensation, accounts payable and the gain on sale of assets.

Net Cash Used in Investing Activities

During the nine months ended March 31, 2018, we used $75,000 in investing activities to purchase fixed assets and we made our first revenue share payment to Jazz Pharmaceuticals during the March 31,2018 quarter which was approximately $7,400.

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

Net Cash from Financing Activities

Net cash provided by financing activities in the nine months ended March 31, 2018 of $22.7 million was primarily related to the August 2017 Offering of $11.8 million, offset by the cash offering cost of $1.4 million (which was paid in cash),the March 2018 Offering of $12.9 million, offset by the cash offering cost of $1.3 million (which was paid in cash) and the aggregate proceeds of $0.7 million from warrants exercises.

Net cash provided by financing activities in the nine months ended March 31, 2017 of $10.1 million was primarily related to the registered offering of $8.6 million offset by the cash offering cost of $998,000, warrant tender offering of $2.2 million offset by the offering cost of $333,000 and common stock issuance of $631,000 offset by the issuance costs of $24,000 to Lincoln Park.

Liquidity and Capital Resources

We are a relatively young company with substantial revenue growth expectations as demonstrated by the nearly 15% year-over-year revenue growth for the nine months ended March 31, 2018. Our primary activities are focused on commercializing our approved product portfolio, including Natesto, building our commercial infrastructure, improving access to payor formularies and improving the effectiveness and reach of our sales force. As of March 31, 2018, we had cash, cash equivalents and restricted cash totaling $12.1 million and other current assets with an aggregate balance of $2.5 million available to fund our operations, offset by an aggregate of $3.4 million in accounts payable and accrued liabilities.

Based on our recent trend of increasing revenue, and management’s operating strategy and plans for accelerating revenue growth, we believe that our sales will continue to grow. We also believe that our efforts and programs designed to eliminate couponing and reduce discounting of Natesto will combine to increase net revenue and therefore reduce the rate of cash use. We expect to maintain research and development and selling, general and administrative costs, at levels comparable to the quarter ended March 31, 2018. With these assumptions, we believe that we have sufficient cash resources to fund operations though the second quarter of fiscal 2019, after which time we may require additional new capital. If in the judgment of management, capital becomes available on terms that we consider to be in the best interest of the Company, we may seek to raise additional capital even if the need for additional capital is not imminent. If we cannot raise adequate additional capital in the future when we require it, we could be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts or our research and development programs. We also may be required to relinquish greater or all rights to product candidates at less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results. However, since our common stock became listed on the NASDAQ stock market in October 2017, the universe of investors whose investment charters allow for an investment in us has increased. Additionally, due to recent announcements by an FDA advisory committee voting against allowing new product entries in the TRT market in which Natesto competes, we believe investor interest in the Company will increase. As a result of these recent developments and considering the increase in trading volume in our common stock over the past 60 days, we believe that more investors may be interested in owning our securities; however, we can provide no assurance that our revenues will increase as anticipated or that additional funding will be available to us on terms acceptable to us, or at all.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K, as amended.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYTU BIOSCIENCE, INC.

By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer (principal executive officer)
Date: May 14, 2018

By:	/s/ David A. Green
David A. Green
Chief Financial Officer (principal financial and accounting officer)
Date: May 14, 2018