Form 10-K
period 2018-06-30
AYTU BIOSCIENCE, INC
filed 2018-09-06
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of December 31, 2017 was $7.9 million based on the closing price of $44.60 as of that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

As of August 31, 2018, there were 1,801,411 shares of common stock outstanding and 0 shares of preferred stock outstanding.

i

This Annual Report on Form 10-K refers to trademarks, such as Aytu, Natesto, ZolpiMist, ProstaScint, Primsol, MiOXSYS, RedoxSYS, and Fiera which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation, statements regarding the markets for our approved products and our plans for our approved products, the anticipated start dates, durations and completion dates, as well as the potential future results, of our ongoing and future clinical trials, the anticipated designs of our future clinical trials, anticipated future regulatory submissions and events, the potential future commercialization of our product candidates, our anticipated future cash position and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

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

ii

AYTU BIOSCIENCE, INC.

PART I

Item 1. Business

Overview

We are a commercial-stage specialty pharmaceutical company focused on global commercialization of novel products addressing significant medical needs. We have multiple approved products on the market, and we seek to build a portfolio of novel therapeutics that serve large medical needs, across a range of conditions, through our in-house commercial team. Our commercial infrastructure consists of a U.S.-based specialty sales force and an international distribution network with presence in approximately fifty countries. We are currently concentrating on hypogonadism, male infertility and, recently, insomnia and plan to expand into other indications for which we believe there are significant medical needs.

We acquired exclusive U.S. rights to Natesto® (testosterone) nasal gel, a novel formulation of testosterone delivered via a discreet, easy-to-use nasal gel, and we launched Natesto in the U.S. with our direct sales force in late summer 2016. Natesto is approved by the U.S. Food and Drug Administration, or FDA, for the treatment of hypogonadism (low testosterone) in men and is the only testosterone replacement therapy, or TRT, delivered via a nasal gel. Natesto offers multiple advantages over currently available TRTs and competes in a $1.8 billion market accounting for over 6.8 million prescriptions annually. Importantly, as Natesto is delivered via the nasal mucosa and not the skin, there is no risk of testosterone transference to others, a known potential side effect and black box warning associated with all other topically applied TRTs, including the market leader AndroGel®.

Outside the U.S. we market MiOXSYS®, a novel in vitro diagnostic system that is currently CE marked (which generally enables it to be sold within the European Economic Area), Health Canada cleared, and Australian TGA and Mexican COFEPRAS-approved, and for which we intend to initiate a clinical study to enable FDA clearance in the U.S.  Our MiOXSYS system is a novel, point-of-care semen analysis system with the potential to become a standard of care in the diagnosis and management of male infertility. Male infertility is a prevalent and underserved condition and oxidative stress (the core biological component measured by the MiOXSYS system) is widely implicated in its pathophysiology. MiOXSYS was developed from our previously developed oxidation-reduction potential research platform known as RedoxSYS®. We are advancing MiOXSYS toward FDA clearance as an aid in the assessment of male infertility.

In June 2018 we acquired an exclusive U.S. license to ZolpiMist™. ZolpiMist is an FDA-approved prescription product that is indicated for the short-term treatment of insomnia, and is the only oral spray formulation of zolpidem tartrate - the most widely prescribed prescription sleep aid in the U.S. ZolpiMist is commercially available and competes in the non-benzodiazepine prescription sleep aid category, a $1.8 billion prescription drug category with over 43 million prescriptions written annually. Thirty million prescriptions of zolpidem tartrate (Ambien®, Ambien® CR, Intermezzo®, Edluar®, ZolpiMist™, and generic forms of immediate-release, controlled release, and orally dissolving tablet formulations) are written each year in the U.S., representing almost 70% of the non-benzodiazepine sleep aid category. Approximately 2.5 million prescriptions are written for novel formulations of zolpidem tartrate products (controlled release and sublingual tablets). We intend to integrate ZolpiMist into our sales force’s promotional efforts as an adjunct product to Natesto as there is substantial overlap of physician prescribers of both testosterone and prescription sleep aids.

In the future we will look to acquire additional commercial-stage or near-market products, including existing products we believe can offer distinct commercial advantages. Our management team’s prior experience has involved identifying both clinical-stage and commercial-stage assets that can be launched or re-launched to increase value, with a focused commercial infrastructure specializing in novel, niche products.

Natesto® (testosterone) nasal gel

On April 22, 2016, we entered into an agreement to acquire the exclusive U.S. rights, which rights we acquired on July 1, 2016, to Natesto (testosterone) nasal gel, from Acerus Pharmaceuticals Corporation, or Acerus. Natesto is a patented, FDA-approved testosterone replacement therapy, or TRT, and is the only nasally-administered formulation of testosterone available in the U.S. Natesto is a discreet, easy-to-administer nasal gel that may be appropriate for men with active lifestyles as Natesto is small, portable, Transportation Security Administration, or TSA-compliant, and easy to use. Importantly, Natesto is not applied directly to the patient’s skin as other topically applied TRTs. Rather, Natesto is delivered directly into the nasal mucosa via a proprietary nasal applicator. Thus, Natesto does not carry a black box warning related to testosterone transference to a man’s female partner or children — as other topically (primarily gels and solutions) administered TRTs do by virtue of their delivery directly onto the skin.

We launched Natesto in the U.S. in late summer 2016 with our direct sales force, and we are positioning Natesto as the ideal treatment solution for men with active, busy lifestyles who suffer from hypogonadism. Natesto is also positioned for men who have previously been prescribed a TRT, including Androgel, and want a product with a different clinical profile available in a convenient, easy-to-use, effective therapeutic option.

MiOXSYS®

MiOXSYS is a rapid in vitro diagnostic system that performs a semen analysis test used to measure static oxidation-reduction potential, or sORP, in human semen. MiOXSYS is a CE marked system (that is also Health Canada, Australian TGA and Mexican COFEPRAS approved) and is an accurate, easy to use, and fast infertility assessment tool that directly measures oxidative stress in semen though the direct measurement of oxidation-reduction potential. It is estimated that 72.4 million couples worldwide experience infertility problems. In the U.S., approximately 10% of couples are defined as infertile. Male infertility is responsible for between 40 – 50% of all infertility cases and affects approximately 7% of all men. Male infertility is often unexplained (idiopathic), and this idiopathic infertility is frequently associated with increased levels of oxidative stress in the semen. As such, having a rapid, easy-to-use diagnostic platform to measure oxidative stress may provide a practical way for male infertility specialists to improve semen analysis and infertility assessments without having to refer patients to outside clinical laboratories.

Male infertility is prevalent and underserved, and oxidative stress is widely implicated in its pathophysiology. The global male infertility market is expected to grow to over $300 million by 2020 with a compound annual growth rate, or CAGR, of nearly 5% from 2014 to 2020. Oxidative stress is broadly implicated in the pathophysiology of idiopathic male infertility, yet very few diagnostic tools exist to effectively measure oxidative stress levels in men. However, antioxidants are widely available and recommended to infertile men without easy, accurate assessment methods available for initial evaluation and subsequent response to antioxidant intervention. With the introduction of the MiOXSYS System, we believe for the first time there will be an easy and effective diagnostic tool to assess the degree of oxidative stress and potentially enable the monitoring of patients’ responses to antioxidant therapy as a treatment regimen for infertility. The MiOXSYS System received CE marking in Europe in January 2016 and obtained Health Canada Class II Medical Device approval in March 2016. The product subsequently received Australian TGA approval in November of 2017 and clearance in Mexico in March of 2018. We expect to advance MiOXSYS into clinical trials in the U.S. in order to enable 510k de novo clearance.

ZolpiMist™ (zolpidem tartrate oral spray)

On June 11, 2018, the Company acquired an exclusive license for ZolpiMist from Magna Pharmaceuticals, Inc. This agreement allows for Aytu’s exclusive commercialization of ZolpiMist in the U.S. and Canada, and the ability to sublicense the product for commercialization in Canada. The ZolpiMist license adds another unique, commercial-stage product to the Company’s product portfolio and provides our U.S. sales force with another novel product to sell to their already-called-on primary care (family medicine, internal medicine, general practice) physician targets. More than half of our sales force’s Natesto physician targets are primary care physicians, so there is a significant overlap in targets and opportunity to enable them to efficiently sell both Natesto and ZolpiMist to these prevalent, high-prescribing clinicians. The Company expects to formally launch ZolpiMist through its U.S. sales force in late 2018.

ZolpiMist is an FDA-approved prescription product that is indicated for the short-term treatment of insomnia, and is the only oral spray formulation of zolpidem tartrate - the most widely prescribed prescription sleep aid in the U.S. ZolpiMist is commercially available and competes in the non-benzodiazepine prescription sleep aid category, a $1.8 billion prescription drug category with over 43 million prescriptions written annually. Thirty million prescriptions of zolpidem tartrate (Ambien®, Ambien® CR, Intermezzo®, Edluar®, ZolpiMist™, and generic forms of immediate-release, controlled release, and orally dissolving tablet formulations) are written each year in the U.S., representing almost 70% of the non-benzodiazepine sleep aid category. Approximately 2.5 million prescriptions are written for novel formulations of zolpidem tartrate products (controlled release and sublingual tablets).

ZolpiMist (5 mg per dose and available in both a 30-dose and 60-dose canister) was approved for marketing by the FDA in December of 2008 and was shown to be bioequivalent to Ambien® 5 mg and 10 mg tablets. ZolpiMist is indicated for the short-term treatment of insomnia characterized by difficulties with sleep initiation and is contraindicated in patients with a known hypersensitivity to zolpidem tartrate.

Key elements of our business strategy include:

●	Expanding the commercialization of Natesto in the U.S. for the treatment of hypogonadism with our direct sales force.
●	Relaunching ZolpiMist, a prescription sleep aid that will be a complementary product to Natesto, in primary care physician offices sold through our U.S. sales force. Establishing MiOXSYS as a leading in vitro diagnostic system around the world in the assessment of male infertility through ex-US partnering; and progressing MiOXSYS through the FDA’s 510k de novo clearance pathway.
●	Acquiring additional marketed products and late-stage development assets that can be efficiently marketed through our growing commercial organization.

We plan to augment our core in-development and commercial assets through efficient identification of complementary products. We intend to seek assets that are near commercial stage or already generating revenues. Further, we intend to seek to acquire products through asset purchases, licensing, co-development, or collaborative commercial arrangements (including co-promotions and co-marketing arrangements).

Our management team has extensive experience across a wide range of business development activities and have in-licensed or acquired products from large, mid-sized, and small enterprises in the U.S. and abroad. Through an assertive product and business development approach, we expect that we will build a substantial portfolio of complementary commercial and near-commercial-stage products.

Corporate History

We were incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado.

Vyrix Pharmaceuticals, Inc., or Vyrix, was incorporated under the laws of the State of Delaware on November 18, 2013 and was wholly-owned by Ampio Pharmaceuticals, Inc. (NYSE American: AMPE), or Ampio, immediately prior to the completion of the Merger (defined below). Vyrix was previously a carve-out of the sexual dysfunction therapeutics business, including the late-stage men’s health product candidates, Zertane and Zertane-ED, from Ampio, that carve out was announced in December 2013. Luoxis Diagnostics, Inc., or Luoxis, was incorporated under the laws of the State of Delaware on January 24, 2013 and was majority-owned by Ampio immediately prior to the completion of the Merger. Luoxis was initially focused on developing and advancing the RedoxSYS System. The MiOXSYS System was developed following the completed development of the RedoxSYS System.

On March 20, 2015, Rosewind formed Rosewind Merger Sub V, Inc. and Rosewind Merger Sub L, Inc., each a wholly-owned subsidiary formed for the purpose of the Merger. On April 16, 2015, Rosewind Merger Sub V, Inc. merged with and into Vyrix and Rosewind Merger Sub L, Inc. merged with and into Luoxis, and Vyrix and Luoxis became subsidiaries of Rosewind. Immediately thereafter, Vyrix and Luoxis merged with and into Rosewind with Rosewind as the surviving corporation (herein referred to as the Merger). Concurrent with the closing of the Merger, Rosewind abandoned its pre-merger business plans, solely to pursue the specialty pharmaceuticals, devices, and diagnostics markets, focusing on large areas of medical need, including the business of Vyrix and Luoxis. When we discuss our business in this Report, we include the pre-Merger business of Luoxis and Vyrix.

On June 8, 2015, we (i) reincorporated as a domestic Delaware corporation under Delaware General Corporate Law and changed our name from Rosewind Corporation to Aytu BioScience, Inc., and (ii) effected a reverse stock split in which each common stock holder received one share of common stock for each 12.174 shares outstanding. At our annual meeting of shareholders held on May 24, 2016, our shareholders approved (1) an amendment to our Certificate of Incorporation to reduce the number of authorized shares of common stock from 300.0 million to 100.0 million, which amendment was effective on June 1, 2016, and (2) an amendment to our Certificate of Incorporation to affect a reverse stock split at a ratio of 1-for-12 which became effective on June 30, 2016. At our special meeting of shareholders held on July 26, 2017, our shareholders approved an amendment to our Certificate of Incorporation to affect a reverse stock split at a ratio of 1-for-20 which became effective on August 25, 2017. At our annual meeting of shareholders held on June 27, 2018, our shareholders approved another reverse stock split at a ratio of 1-for-20 which became effective on August 10, 2018. All share and per share amounts in this report have been adjusted to reflect the effect of these reverse stock splits (hereafter referred to collectively as the “Reverse Stock Splits”).

Our Strategy

In the near-term, we expect to create value for shareholders by implementing a focused, four-pronged strategy. Our primary focus is on growing sales of Natesto in the U.S. and relaunching ZolpiMist through our sales force, expanding the MiOXSYS business both inside and outside the U.S., advancing MiOXSYS toward FDA clearance, and continuing to build a product pipeline through efficient business development. Upon achieving growth of our current, revenue-generating products, we intend to build a complementary portfolio of aligned assets that can be efficiently commercialized through our specialty sales force and, when appropriate, aligned distribution partners outside the U.S. In just over three years since our formation through the merger, we have acquired or in-licensed four FDA-approved, marketed assets (and have since divested one asset – Primsol® Solution and have discontinued another, ProstaScint®), launched a U.S.-based specialty sales force, advanced our lead diagnostic asset MiOXSYS to CE marking, Health Canada clearance, Australian TGA approval, and Mexican COFEPRAS clearance, engaged in asset purchase and licensing discussions for products aligned to our strategy, launched Natesto in the U.S. through our own sales force, licensed ZolpiMist in the U.S. and Canada, and are now preparing for ZolpiMist’s re-launch through our sales force.

Aytu BioScience’s Strategic Value Drivers

The primary elements of our strategy are:

●	Effectively commercializing Natesto and ZolpiMist, our FDA-approved products through our U.S. sales force

Natesto

Low testosterone is a condition affecting approximately 13 million U.S. men, with U.S. revenues reaching $1.8 billion for the twelve months ending December of 2017. The market is expected to grow, and we believe multiple factors are in place to position Natesto favorably in gaining market share in this large, growing market. By gaining less than a 5% share of the current U.S. market (assuming similar pricing and reimbursement), a novel TRT product could achieve annual gross revenues in excess of $90.0 million.

Natesto is a novel, FDA-approved testosterone replacement therapy, or TRT, indicated for the treatment of hypogonadism in men. Natesto is the only nasal formulation of testosterone and is delivered via a proprietary nasal gel to enable simple, discreet application of testosterone into the nostrils. By virtue of applying Natesto to the nasal mucosa, and not to the man’s skin, there is no risk of transference to others. As such, Natesto is the only TRT that does not have a black box warning associated with this potential for transference. Additionally, Natesto is a convenient form of testosterone that does not require application to large areas of the man’s body (arms, shoulders, upper torso) as required with the market-leading product AndroGel and other topically-applied gels. A convenient form of TRT, applied two-to-three times a day in the nostrils, may be an appropriate option for men with hypogonadism who have active lifestyles, travel frequently, and value having a discreet way to treat their hypogonadism. Additionally, with Natesto’s unique pharmacokinetic profile including rapid time to Cmax and clearance in 6-8 hours, we believe Natesto may present an improved safety profile over the currently marketed TRT formulations.

ZolpiMist

ZolpiMist is commercially available and competes in the non-benzodiazepine prescription sleep aid category, a $1.8 billion prescription drug category with over 43 million prescriptions written annually. Thirty million prescriptions of zolpidem tartrate (Ambien®, Ambien® CR, Intermezzo®, Edluar®, ZolpiMist™, and generic forms of immediate-release, controlled release, and orally dissolving tablet formulations) are written each year in the U.S., representing almost 70% of the non-benzodiazepine sleep aid category. Approximately 2.5 million prescriptions are written for novel formulations of zolpidem tartrate products (controlled release and sublingual tablets).

ZolpiMist is a novel, FDA-approved prescription product that is indicated for the short-term treatment of insomnia, and is the only oral spray formulation of zolpidem tartrate - the most widely prescribed prescription sleep aid in the U.S. Because of ZolpiMist’s oral spray delivery, patients achieve rapid increases in zolpidem tartrate blood levels with a low 5 mg dose per spray. Due to the rapid absorption through the mucosa and increase in blood levels, patients may achieve quicker sleep onset while avoiding first-pass liver metabolism.

We have launched a commercial infrastructure in the U.S. in order to support increased sales and distribution of Natesto, and now ZolpiMist. We have a highly experienced sales force including over thirty full-time sales representatives, and this team is distinctly focused on impacting the prescribing of physicians throughout the U.S. Through this efficient, dedicated sales channel we believe we will be able to increase prescribing of our unique commercial assets.

●	Expanding rest-of-world commercialization of MiOXSYS for male infertility

The MiOXSYS System is our proprietary in vitro diagnostic system that measures oxidation-reduction potential (ORP) in semen as an aid in the diagnosis of male infertility. MiOXSYS is CE Marked, Health Canada, Australian TGA and Mexico COFEPRIS approved. Through the measurement of oxidation-reduction potential, oxidative stress is directly assessed in that ORP incorporates all known and unknown oxidants and antioxidants in semen.

Male infertility is prevalent and underserved, and oxidative stress is widely implicated in its pathophysiology. As such, we have bolstered our research focus in this area with the MiOXSYS System to complement our focus on urologic conditions. The ex-US global male infertility market is estimated at over $800 million in diagnostics, therapeutics, and procedure costs. Oxidative stress is broadly implicated in the pathophysiology of idiopathic male infertility, yet very few diagnostic tools exist to effectively measure oxidative stress levels in men. However, antioxidants are widely available and recommended to infertile men. With the introduction of the MiOXSYS System, we believe for the first time there will be an easy and effective diagnostic tool to assess degree of oxidative stress, monitor patients’ responses to antioxidant therapy and improve diagnosis of male infertility.

Oxidative stress is recognized as a cause of DNA damage, which results in higher rates of sperm dysfunction and infertility. The MiOXSYS System is the only system that directly measures oxidation-reduction potential to provide a comprehensive measurement of oxidative stress, and multiple studies have demonstrated the predictive value of ORP as it relates to both predicting semen quality (sperm motility, sperm concentration, sperm morphology) and correlates to infertility rates.

MiOXSYS has now been sold into 29 countries around the world through a distribution network comprised of companies who are active in the infertility market. We support the commercialization of MiOXSYS through active development of clinical and scientific data, promotion to key opinion leaders in the field of infertility, and active work with our distributor partners to promote the benefits of MiOXSYS and its key diagnostic output, static oxidation-reduction potential (sORP). Prominent centers around the world have utilized MiOXSYS in both clinical and research environments, and these include Cleveland Clinic in Cleveland, Ohio, Tulane University in New Orleans, Louisiana, Hamad Medical Corporation in Doha, Qatar, Dokkyo University Hospital in Tokyo, Japan, Singapore General Hospital in Singapore, Invicta Clinic in Poland, Zech Clinic in Austria, and many others.

In November 2017, the European Society for Human Reproduction and Embryology (ESHRE) published clinical guidelines surrounding Recurrent Pregnancy Loss. This notable organization specifically recommended testing for DNA damage in sperm for men whose female partners have suffered recurrent pregnancy loss. The MiOXSYS System is capable of performing this test. Additionally, oxidative stress is implicated as a cause of DNA damage and testing and potential treatment to improve seminal oxidative stress levels is recommended. This publication highlights the growing base of support for advanced semen testing in the context of oxidative stress testing to further assess sperm damage and help further identify potential underlying causes of damage. We expect this guideline, along with the increasing body of evidence supporting oxidation-reduction potential as a strongly correlated marker in male infertility, to further drive awareness of the clinical utility of MiOXSYS and accelerate adoption for the MiOXSYS System.

●	Advance MiOXSYS through clinical studies to enable FDA clearance.

With MiOXSYS now CE marked, Health Canada, Australian TGA and Mexican COFEPRAS approved, and available for sale in many markets outside the U.S., we believe we are positioned to initiate our clinical studies in the U.S. to enable 510k de novo clearance in the near future. We expect to receive guidance from the FDA on clinical study design and patient criteria and implement the required clinical program as soon as possible. If cleared in the U.S., MiOXSYS would be the first and only semen analysis diagnostic test cleared by the FDA for the detection of oxidative stress in infertility.

We have engaged with the FDA initially and submitted a pre-submission around the concept of oxidation-reduction potential measurement as an aid in the assessment of male infertility and believe that, with further development of a specific male infertility intended use, we can re-approach the FDA with a clinical study plan and specific protocol developed that would enable us to progress with a pivotal clinical trial, thus enabling 510k de novo clearance.

●	Identifying and acquiring complementary commercial-stage or near commercial-stage assets

In order to diversify our product portfolio and create more value, we intend to seek to acquire complementary products or product candidates to develop and/or commercialize, including marketed assets. Initially, the focus will be on acquiring commercial stage products or near-commercial stage product candidates for large, underserved conditions. We will opportunistically consider products or product candidates based on their ability to create value and complement our infrastructure’s focus and expertise. We plan to pursue product acquisitions, inclusive of therapeutics, diagnostics, and devices, which we will evaluate for their strategic fit and potential for near-term and/or accretive value to us. In a little over two months from the Company’s merger in April 2015, we began generating revenue from the acquisition of ProstaScint, we later launched Natesto in July 2016, and will launch ZolpiMist through its U.S. sales force in late 2018. We expect to continue to identify and acquire additional, complementary assets in the future as part of our expansion plan.

Our FDA – Approved Products

Our two primary therapeutic products have received FDA approval for marketing in the U.S.: Natesto and ZolpiMist.

Natesto for Testosterone Replacement

On April 22, 2016, we entered into a license and supply agreement to acquire the exclusive U.S. rights, which rights we acquired on July 1, 2016, to Natesto® (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus. Natesto is a patented, FDA-approved testosterone replacement therapy, or TRT, and is the only nasally-administered formulation of testosterone available in the U.S. Natesto is a discreet, easy-to-administer nasal gel that may be appropriate for men with active lifestyles as Natesto is small, portable, TSA-compliant, and easy to use.

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

Image of Natesto (testosterone) nasal gel

The unique delivery of Natesto also enables simple, discreet use by a single application into each nostril three times daily and may improve compliance over topical forms that are applied to large sections of the arms, shoulders, and other large areas of the man’s upper torso. It also offers a more discreet method of TRT administration compared to films and patches (such as Androderm®) and doesn’t involve the pain, potential for site injection infections, and the administration inconvenience of the implantable and/or injectable TRTs such as Testopel® (pellets), Aveed® (injectable testosterone undecanoate) or testosterone cypionate injections.

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

Natesto is a nasally-administered androgen indicated for replacement therapy in adult males for conditions associated with a deficiency or absence of endogenous testosterone including:

●	Primary hypogonadism (congenital or acquired): testicular failure due to conditions such as cryptorchidism, bilateral torsion, orchitis, vanishing testis syndrome, orchiectomy, Klinefelter’s syndrome, chemotherapy, or toxic damage from alcohol or heavy metals. These men usually have low serum testosterone concentrations and gonadotropins (follicle-stimulating hormone [FSH] and luteinizing hormone [LH]) above the normal range.
●	Hypogonadotropic hypogonadism (congenital or acquired): gonadotropin or luteinizing hormone-releasing hormone (LHRH) deficiency or pituitary-hypothalamic injury from tumors, trauma, or radiation. These men have low serum testosterone concentrations but have gonadotropins in the normal or low range.

The U.S. Testosterone Replacement Therapy (TRT) Market

We believe we have an opportunity to significantly increase revenue with Natesto in the U.S. as Natesto competes in a large, growing market. The U.S. TRT market is large, with annual revenues in the U.S. of $1.8 billion for the 12-month period ending December 2017. At the current market size of $1.8 billion, a product with 5% market penetration could achieve sales in excess of $90 million annually, assuming comparatively similar product pricing and reimbursement levels as seen with other TRTs.

The U.S. prescription testosterone market is comprised primarily of topically applied treatments in the form of gels, injections, and patches. Testopel, an implantable pellet implanted directly under the skin by a physician, is also FDA-approved and marketed by Endo International plc.

The FDA-approved TRTs include:

Brand Name	Form of Delivery	Company	Year Approved	Black Box Warning

Androderm®	Film/Patch	Actavis	1995	No

AndroGel®	Gel	AbbVie	2000	Yes

Aveed®	Injection	Endo Pharmaceuticals	2014	No

Axiron®	Solution	Eli Lilly & Company	2010	Yes

Fortesta®	Gel	Endo Pharmaceuticals	2010	Yes

Striant®	Extended Release Tablet	Endo Pharmaceuticals	2003	No

Testim®	Gel	Endo Pharmaceuticals	2002	Yes

Testoderm®	Film/Patch	Johnson & Johnson	1993	No

Testopel®	Injection	Endo International	1972	No

Vogelxo®	Gel	Upsher-Smith	2014	Yes

AndroGel®, marketed by AbbVie, is the leading TRT and had 2017 revenues of over $1.0 billion and over 1.3 million prescriptions.

Importantly, however, AndroGel is now facing generic competition with the expiration of key patents for its 1.0% formulation, and it is expected that generic equivalents to its 1.62% formulation will soon be introduced.

About Hypogonadism

Male hypogonadism is a condition in which the body does not produce enough testosterone — the hormone that plays a key role in masculine growth and development during puberty — or has an impaired ability to produce sperm, or both. Men can be born with male hypogonadism, or it can develop later in life from injury or infection.

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

Hypogonadism affects an estimated 13 million men in the U.S., and although it may occur in men at any age, low testosterone levels are especially common in older males. More than 60% of men over age 65 have free testosterone levels below the normal values of men aged 30 to 35. Studies suggest that hypogonadism in adult men is often underdiagnosed and undertreated.

Low testosterone, as male hypogonadism is also known, is associated with a number of signs and symptoms, most notably loss of libido and erectile dysfunction (ED). Other signs of low testosterone include depressive symptoms, a decrease in cognitive abilities, irritability and lethargy or loss of energy. Deficient endogenous testosterone also has negative effects on bone mass and is a significant risk factor for osteoporosis in men. Progressive decrease in muscle mass and muscle strength, and testicular dysfunction, often resulting in impaired sperm production, are also associated with low testosterone levels.

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

Natesto Clinical Studies Demonstrating Safety and Efficacy

Natesto has been shown to be safe and effective in men with hypogonadism and was approved by the FDA in May 2014.The details of the U.S.-based pivotal trial are as follows:

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

In the same clinical trial studying, the safety and efficacy of Natesto, which was conducted at 39 U.S. outpatient sites, it was shown that 70% of the per protocol patients in the twice-daily ‘titration arm’ (n=141) achieved normal testosterone levels. Ninety-one percent of the per protocol patients in the thrice-daily group (n=77) achieved normal testosterone levels, demonstrating that the majority of men in both treatment groups achieved normalization of testosterone levels while taking Natesto. The efficacy of both B.I.D. (twice daily) and T.I.D. (three times daily) dosing of Natesto is demonstrated in the graphs below:

Recently Presented Natesto Safety and Efficacy Data

Secondary endpoints that were measured in the above-referenced pivotal trial included the impact on Natesto – over 90 days – on erectile function, as well as on mood. The 90-day clinical trial demonstrated that – within 30 days of initiating treatment with Natesto – subjects exhibited a statistically significant and clinically meaningful improvement in all five domains of erectile function. Specifically, at the end of the 90-day treatment period, improvement from baseline for each domain were as follows:

●	42% improvement in intercourse satisfaction
●	38% improvement in overall satisfaction
●	36% improvement in erectile function
●	35% improvement in orgasmic function
●	31% improvement in sexual desire

In addition to demonstrating a significant improvement in erectile function, Natesto also exhibits a substantial impact on mood as measured by the Positive Affect and Negative Affect Schedule (PANAS). As early as 30 days – and continuing up to day 90 – Natesto demonstrates a substantial increase in Positive Affect and a substantial decrease in Negative Affect.

In addition to efficacy parameters, safety parameters have also been examined and recently reported. Safety issues frequently associated with prolonged use of testosterone replacement therapies, most notably injectable agents, include the fact that gonadotropin levels (specifically luteinizing hormone (LH) and follicle stimulating hormone (FSH) levels) frequently decrease and result in diminished endogenous testosterone production (primarily through the reduction of LH) and reduced sperm production (primarily through the reduction of FSH), both of which have negative implications on reproductive health and overall male hormonal balance.

Natesto restores serum testosterone to normal levels while follicle stimulating hormone (FSH) and luteinizing hormone (LH) remained well within the reference range over 90 days of Natesto administration. Also, hematocrit (responsible for maintaining blood thickness) was not significantly impacted by Natesto over 360 days of treatment. It has been established that other testosterone replacement therapies alter levels of follicle stimulating hormone (FSH) and luteinizing hormone (LH) and increase hematocrit, so we believe Natesto’s clinical profile may offer distinct safety advantages for patients over the other currently available therapies.

Patients treated with Natesto for 90 days, restored serum testosterone levels while FSH and LH levels remained within the reference range as depicted in the figure below.

Similarly, these same patients maintained normal hematocrit levels over a 360-day extension period in the pivotal trial – as depicted in the figure below.

Natesto Product Features and Patient Benefits

We believe Natesto has a unique opportunity to gain market share in the more than $1.8 billion U.S. market given Natesto’s novel features and patient benefits, including:

●	Ease of administration; appropriate for men with busy, active lives;
●	Established efficacy in pivotal FDA trials with a unique, low dose of testosterone; Effective in improving serum testosterone levels while using a proven, lower dose of testosterone; significant symptom improvement, notably:

o	Natesto caused statistically significant improvements in each of the 5 domains of erectile function (P < 0.0001); The majority of the effect on erectile dysfunction was evident by Day 30.
o	Substantial Increase in Positive Affect and Substantial Decrease in Negative Affect (PANAS) as early as day 30 (P < 0.0001).

●	Discreet product presentation and ease of transport (TSA compliant); Important for men who travel frequently and desire a simple, portable solution that travels easily with them;
●	No risk of secondary exposure to testosterone due to dermal transference, an important consideration when thinking about a hypogonadal man’s partner’s or child’s safety;
●	Natesto has a favorable safety profile as demonstrated by the following:

o	Lower incidence of rising Prostate specific antigen (“PSA”) levels than the market leading product AndroGel; Natesto demonstrates a 5.5% rate of rising PSA levels in clinical trials, while AndroGel demonstrated a rising PSA rate of over 11% in clinical trials. This is an important consideration as physicians concerned with understanding and tracking prostate cancer risk frequently monitor PSA levels in men over 50 years of age.
o	Natesto restored serum testosterone to normal levels while Follicle Stimulating Hormone (FSH) and Luteinizing Hormone (LH) remained well within the reference range over 90 days.
o	Hematocrit (increased blood thickness) was not significantly impacted by Natesto over 360 days of treatment.

Natesto has proven efficacy and a product profile well suited for men suffering from hypogonadism who have active, busy lifestyles who want a simple, discreet TRT option. We believe Natesto can play an important role in the treatment of hypogonadism, a condition affecting approximately 13 million U.S. men.

Recent Natesto Market Events

Recent market events involving prospective Natesto competitors may lead to an improved competitive position for Natesto in the U.S. as we continue to build awareness and expand market share in the TRT category. On January 10th, 2018 Lipocine Inc. (NASDAQ: LPCN) announced that the Bone, Reproductive and Urologic Drugs Advisory Committee (“BRUDAC” also known as “AdCom”) of the U.S. FDA voted six in favor and thirteen against the benefit/risk profile of Tlando, Lipocine’s oral testosterone product candidate for testosterone replacement therapy (“TRT”) in adult males with hypogonadism. Additionally, on January 9th, 2018 the FDA held a separate Advisory Committee meeting to review privately-held Clarus Therapeutics’ oral testosterone candidate Jatenzo. The committee also voted against approving Clarus’ candidate primarily over safety concerns. Thus, it is highly unlikely that either product will be approved by FDA at this time, and the prospect of an FDA approval at any point in the future remains doubtful. In fact, Lipocine issued a press release in May 2018 confirming that Lipocine had received a Complete Response Letter (CRL) from the FDA informing the company that Tlando was not approvable in its current form.

We believe that the recommendations to not approve Tlando and Jatenzo and the subsequent Complete Response Letter on Tlando specifically, could yield important commercial benefits for Natesto and further bolsters Natesto’s unique market position as the only topical TRT without a BLACK BOX warning explicitly warning users of these agents against the risk of testosterone transference.

One of the issues cited as a reason for the negative AdCom sentiment, and subsequent CRL, on these oral testosterone therapies is related to the products’ cardiovascular risk profiles as presented in their New Drug Applications. Also, and more generally, an increase in hematocrit levels is broadly cited as a safety concern in the TRT category and has been noted to be an issue of potential focus for future TRT product candidates. Importantly (and in direct contrast to many agents in the TRT category), Natesto (over 360 days on treatment demonstrated) no significant increase in hematocrit levels and may, therefore, offer an improved safety profile over the established products in the TRT category.

Similarly, in October 2017, Antares Pharmaceuticals received a CRL from the FDA for its product candidate Xyosted®, an injectable testosterone replacement therapy. In its response, the FDA cited multiple safety concerns related and, we believe, the launch of this product may be substantially delayed – or may not occur at all. Antares has recently resubmitted the application for approval for Xyosted, and the FDA has issued a PDUFA date of September 29, 2018.

These CRLs point to the high burden of proof placed on developers of TRT product candidates and, we believe, further validates the value of Natesto as an-already-FDA-approved product in this $1.8 billion product category. With the prospects of future prospective competitive products in doubt, Natesto’s competitive position may be improved and even more sustainable for the foreseeable future.

ZolpiMist for the Short-Term Treatment of Insomnia

On June 11, 2018 the Company signed an exclusive license for ZolpiMist™ (Zolpidem Tartrate Oral Spray) with Magna Pharmaceuticals, Inc. This agreement allows for Aytu’s exclusive commercialization of ZolpiMist in the U.S. and the ability to sublicense the product for commercialization in Canada. The ZolpiMist license adds another unique, commercial-stage product to the Company’s product portfolio and provides our U.S. commercial team with another novel product to sell to their already-called-on physician targets. More than half of our sales force’s Natesto physician targets are primary care physicians (family medicine, internal medicine, general practice), so there is a significant overlap in targets and opportunity to enable them to efficiently sell both Natesto and ZolpiMist to these prevalent, high-prescribing clinicians. The Company expects to formally launch ZolpiMist through its U.S. sales force in late 2018.

ZolpiMist is an FDA-approved prescription product that is indicated for the short-term treatment of insomnia and is the only oral spray formulation of zolpidem tartrate - the most widely prescribed prescription sleep aid in the U.S. ZolpiMist is commercially available and competes in the non-benzodiazepine prescription sleep aid category, a $1.8 billion prescription drug category with over 43 million prescriptions written annually. Thirty million prescriptions of zolpidem tartrate (Ambien®, Ambien® CR, Intermezzo®, Edluar®, ZolpiMist™, and generic forms of immediate-release, controlled release, and orally dissolving tablet formulations) are written each year in the U.S., representing almost 70% of the non-benzodiazepine sleep aid category. Approximately 2.5 million prescriptions are written for novel formulations of zolpidem tartrate products (controlled release and sublingual tablets).

ZolpiMist (5 mg per dose and available in both a 30-dose and 60-dose canister) was approved for marketing by the FDA in December of 2008 and was shown to be bioequivalent to Ambien® 5 mg and 10 mg tablets. ZolpiMist is indicated for the short-term treatment of insomnia characterized by difficulties with sleep initiation and is contraindicated in patients with a known hypersensitivity to zolpidem tartrate.

Image of ZolpiMist in its Child-Resistant Container

Due to ZolpiMist’s unique oral spray delivery and the resulting rapid absorption through the oral mucosa, ZolpiMist has several clinical advantages over oral tablet formulations, most notably a rapid onset of action that quickly induces sleep. Additionally, and also due to the product’s oral spray formulation, ZolpiMist does not require swallowing and may therefore be easier and more convenient to take than tablets for patients who have difficulty swallowing or have an aversion to taking tablets.

Pharmacokinetic data as published in the ZolpiMist Clinical Study Report demonstrate multiple distinctions between ZolpiMist and oral zolpidem tartrate tablets in the study that led to the product’s approval. Specifically, more patients achieve high blood levels of zolpidem faster with oral spray delivery than with tablets – and this is expected to derive faster onset of sleep.

In a study of 46 insomnia patients, a significantly higher proportion of patients receiving 5 mg of zolpidem tartrate achieved plasma levels associated with sedation with the oral spray formulation than with the oral tablet formulation.

The figure below depicts the difference in plasma levels between patients taking ZolpiMist and patients taking Ambien oral tablets.

Additionally, 23% of patients demonstrated sedation-associated blood levels 10 minutes post taking ZolpiMist, while zero zolpidem tartrate tablet patients achieved those levels (20 ng/mL). Similarly, almost twice as many ZolpiMist patients (77%) achieved sedation-associated blood levels than zolpidem tartrate tablet patients (40%) at 20 minutes, a statistically significant difference.

Time to various sedation-associated blood levels are shown in the figure below.

While ZolpiMist offers patients the convenience and speed of onset available through an oral spray, this method of administration may also present a desirable option for patients who have difficulty swallowing. Estimates suggest that 15% of the elderly population is affected by dysphagia, with potentially higher incidence among stroke and dementia patients, as well as patients with neurological diseases, cancers of the head and neck, and esophagus. For these patients, many of whom are challenged with sleep difficulties, ZolpiMist may be an appropriate first option. For patients not affected by dysphagia, they may simply want a faster, more convenient way to take zolpidem tartrate.

The U.S. prescription sleep aid (non-benzodiazepine) category is large, and many primary care physicians prescribe these products routinely. Achieving even a modest 1% share of this 30 million prescription-a-year zolpidem tartrate category could achieve approximately $75 million in net revenues. While the Company has not made revenue projections for ZolpiMist, we do believe this product represents a substantial revenue opportunity for the Company given the product’s market potential and the unique product features and patient benefits of ZolpiMist.

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

The MiOXSYS System was CE marked in January 2016, and we have started early commercialization efforts outside the U.S. Since CE marking, MiOXSYS has received Health Canada approval, approval by Australia’s TGA, and was most recently approved by Mexico’s COFEPRIS.

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

We conducted initial proof-of-concept clinical studies in male infertility with a leading research center in the U.S., which demonstrated that oxidation-reduction potential effectively measures oxidative stress levels in semen and seminal plasma — and that these levels strongly correlate with established markers of infertility. Semen analysis studies are routinely conducted to assess causes of infertility, so we expect clinicians and oxidative stress researchers to readily integrate the MiOXSYS System into routine use upon the completion of more extensive studies and regulatory clearance for this use. Additional studies are now in the late planning stages that will evaluate the MiOXSYS System’s performance in the detection of oxidative stress levels and correlations with key semen parameters in both healthy and infertile males. The MiOXSYS System must receive 510k de novo clearance from the FDA before we can market it for clinical use in the U.S. Of the $300 million male infertility market projected for 2020, the North American, Middle Eastern, and Asia Pacific markets dominate due to prevalence, awareness of treatment, and availability of treatment resources. Thus, it is important that we have already established distribution relationships and direct access to major oxidative stress researchers in many of these important markets.

Following our initial proof of concept studies with a leading center in the U.S. with the MiOXSYS system, we conducted our CE mark-enabling study with over 300 infertile patients. The two key studies conducted with these leading centers are presented below.

U.S.-Based Proof-of-Concept Clinical Study

Fifty-one (51) male patients were seen at the Cleveland Clinic’s andrology laboratory for suspected infertility. In addition to standard semen analyses (WHO 5th Edition, 2010), samples were measured for oxidative stress using the MiOXSYS System. Raw sORP values were normalized to sperm concentration (mv/106 sperm/mL) and compared across six semen parameters that are associated with fertility: ejaculate volume, concentration, total sperm number, total motility, progressive motility, and normal morphology. Higher sORP values are associated with a higher state of oxidative stress given that sORP is a direct measure of oxidative stress.

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

Data derived from patients confirms the results obtained in an international fertility clinic. Overall, semen that falls into the abnormal range for concentration, total number, motility, and morphology have higher levels of oxidative stress as indicated by higher sORP values. These values are uniquely obtained using the MiOXSYS System for semen analysis.

In April 2016, we observed encouraging data from two additional prospective studies of the MiOXSYS System that demonstrated its clinical utility as a tool for measuring ORP to assess the degree of oxidative stress levels in human semen.

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

International Pivotal Clinical Study

Three-hundred sixty-six (366) male partners from couples seeking fertility advisement in Hamad Medical Corporation in Doha, Qatar were recruited. In addition to standard semen analyses (WHO 5th Edition, 2010), samples were measured for oxidative stress using the MiOXSYS System. Raw sORP values were normalized to sperm concentration (mv/106 sperm/mL) and compared across six semen parameters that are associated with fertility: ejaculate volume, concentration, total sperm number, total motility, progressive motility, and normal morphology. Higher sORP values are associated with a higher state of oxidative stress.

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

Data derived from patients at the Hamad urology department clinic confirms the results obtained in the U.S. fertility clinic. Overall, semen that falls into the abnormal range for concentration, total number, motility, and morphology have higher levels of oxidative stress as indicated by higher sORP values. These values are obtained uniquely using the MiOXSYS System for semen analysis.

Additional clinical and scientific studies have been conducted at leading urology and andrology centers around the world, including seven recently presented studies at the 34th annual meeting of European Society for Reproduction and Human Embryology (ESHRE), which was hosted in Barcelona, Spain July 1-4, 2018. The original abstracts from those presentations are included below.

Investigating the reproducibility and reliability of the ORP measurement as a marker of sperm quality across different fertility centers.

Investigators:

A. Agarwal1, R. Chandrakumar1, M. Arafa2, H. Elbardisi2, H. Okada3, K. Suzuki3, S. Homa4, A. Killeen5, B.

Balaban6, A. Ayaz7 R. Saleh8, A. Armagan9, S. Roychoudhury1, S. Sikka7

1. The Cleveland Clinic Foundation, American Center for Reproductive Medicine- Department of Urology- Cleveland Clinic, Cleveland- Ohio, U.S.A.

2. Hamad Medical Corporation, Urology, Doha, Qatar.

3. Dokkyo Medical University, Urology, Koshigaya, Japan.

4. University of Kent, Andrology, London, United Kingdom.

5. The Doctor’s Laboratory, Andrology, London, United Kingdom.

6. American Hospital of Istanbul, Assisted Reproduction Unit, Istanbul, Turkey.

7. Tulane University, Urology, New Orleans, U.S.A.

8. Sohag University, Urology, Sohag, Egypt.

9. Bezmialem Vakif University, Urology, Istanbul, Turkey.

10. Assam University, Life Science and Bioinformatics, Silchar, India.

Study question:

Investigate the reproducibility and reliability of the ORP measurement as a marker of sperm quality across different fertility centers.

Summary answer:

ORP provided equal or less variability than the current semen analysis measures across 9 different fertility centers.

What is known already:

Discrete measures of free radicals, antioxidant activity, and oxidative damage suggest an ambiguous relationship between the redox system and male fertility. Static oxidation-reduction potential (sORP) measures the balance between all oxidants and antioxidants providing a comprehensive status of the redox system. In a previous study, ORP and semen analysis data were compared between two andrology laboratories, in which ORP remained consistent in both datasets individually or in combined data.

Study design, size, duration:

This prospective study was carried out jointly by nine participating fertility centers on 1,644 subjects. The study was approved by the institutional ethics committee and subjects were consented prior to participation. Subjects were grouped into those that had all normal semen parameters (concentration, total cell, total motility, progressive motility, and morphology) according to WHO 2010 guidelines and those who failed to meet one or more criteria. ANOVA/t-test measures were used to determine significant differences.

Participants/materials, setting, methods:

Exclusion criteria included azoospermia, presence of sexually transmitted disease or chronic disease, use of prescription, OTC medications or antioxidants. Samples were collected, and semen parameters assessed using the WHO 2010 guidelines. ORP was measured (mV) using the MiOXSYS system and normalized to sperm concentration (mV/10 6 sperm/ml). For group comparisons, only those samples with a concentration > 0.999x 106 sperm/ml were included.

Main results and the role of chance:

The results of ORP reflects the oxidative relationship between the sperm cell and its environment - the expulsion of oxidants, a by-product of cellular metabolism, into the seminal environment and the deactivation of them by extracellular antioxidants. The resulting ORP measurement reflects the average of the final ten (10) seconds (or twenty readings) of the sample. Of the 1,644 samples, 138 were found to have normal semen parameters and 1,506 were found to have abnormal semen parameters. The mean ORP value (mV/10 6 sperm/ml) in the semen of the abnormal group was 5.07mV/10 6 sperm/ml whereas that of the normal group was 0.88 mV/106 sperm/ml (p = 0.001) . The SD for ORP was equal to or better than most measures, with exception to morphology. However, it should be noted that morphology is the parameter with the highest variability typically found between laboratories.

Limitations, reasons for caution:

Study enrollment of an even number of healthy controls with proven fertility was limited in comparison to the male infertility group.

Wider implications of the findings:

ORP remains stable even with measurable differences in sperm parameters, and it therefore can be used as a supplementary test to semen analysis to confirm oxidative stress and poor semen quality.

Investigating if ORP can reliably predict semen samples that meet normal reference range of WHO criteria from those that fail to meet across fertility centers

Investigators:

A. Agarwal1, H. El bardisi2, M. Arafa2, H. Okada3, K. Suzuki3, S. Homa4, A. Kileen5, B. Balaban6, A. Ayaz7, R. Saleh8, A. Armagan9, C. Dorsey10, S. Roychoudhury11, S. Sikka7

1. American Center for Reproductive Medicine- Cleveland Clinic, Urology, Cleveland, U.S.A.

2. Hamad Medical Corporation, Urology, Doha, Qatar.

3. Dokkyo Medical University, Urology, Koshigaya, Japan.

4. University of Kent, Andrology, London, United Kingdom.

5. The Doctors Laboratory, Andrology, London, United Kingdom.

6. American Hospital of Istanbul, Assisted Reproductive Medicine Unit, Istanbul, Turkey.

7. Tulane University, Urology, New Orleans, U.S.A.

8. Sohag University, Urology, Sohag, Egypt.

9. Bezmialem Vakif University, Urology, Istanbul, Turkey.

10. Aytu BioScience, Englewood, U.S.A.

11. Assam University, Life Science and Bioinformatics, Silchar, India.

Study question:

Identify if ORP measure could reliably predict semen samples that meet normal reference range of WHO criteria from those that fail to meet across fertility centers.

Summary answer:

Of the 1,644 samples analyzed, the ORP measure provided the greatest predictability when distinguishing abnormal from normal semen quality among patients undergoing infertility evaluation.

What is known already:

Discrete measures of free radicals, antioxidant activity, and oxidative damage suggest an ambiguous relationship between the redox system and male fertility. Oxidation-reduction potential (ORP) measures the balance between all oxidants and antioxidants providing a comprehensive status of the redox system. In previous studies, ORP has been tested in semen samples using the MiOXSYS System as an alternative method for measuring oxidative stress and distinguishing normal controls from male factor infertility patients; thus, ORP levels may be used to clarify the relationship between the redox system and semen parameters associated with male infertility.

Study design, size, duration:

This prospective study was carried out jointly by nine participating fertility centers on 1,644 subjects. The study was approved by the institutional ethics committee and subjects were consented prior to participation. Subjects were grouped into those that had all normal semen parameters (concentration, total concentration, total motility, progressive motility, and morphology) according to WHO 2010 guidelines and those who failed to meet one or more criteria.

Participants/materials, setting, methods:

Exclusion criteria included azoospermia, presence of sexually transmitted disease or chronic diseases, use of prescription, OTC medications or antioxidants. Samples were collected and semen parameters assessed using the WHO 2010 guidelines. ORP was measured (mV) using the MiOXSYS system and normalized to concentration (mV/106 sperm/ml). For group comparisons, only those samples with a concentration > 0.999xl 06 sperm/ml were included.

Main results and the role of chance:

In the current study, using an ORP test in conjunction with the semen analysis measures resulted in the detection of abnormal semen quality with a 98.1% sensitivity, 40.6% specificity, 94.7% positive predictive value, and 66.6% negative predictive value. ORP provides a unique and statistically significant contribution in classifying semen quality into abnormal and normal status. A logistic regression performed on all measures (six semen analysis parameters and ORP measure) revealed the predictability of identifying abnormal/ normal semen quality within the samples. Measures were categorized according to overall contribution and significance. ORP ranked the highest (beta 2.88, p = 0.01) in terms of predicting abnormal/ normal semen quality, followed by progressive motility (beta 2.29, p= 0.001), and total motility (beta .494, p= 0.005). Utilizing ORP and semen analysis combined, the overall performance characteristics were 98.1 sensitivity, 40.6 specificity, 93.3% positive predictive value, and 66.7% negative predictive value.

Limitations, reasons for caution:

A number of healthy controls with proven fertility was limited in comparison to the male infertility group. While semen parameters are an important part of the assessment of the infertile male, the gold standard is the reproductive outcome. Pregnancy outcomes were not prospectively measured in the infertile group.

Wider implications of the findings:

Abnormal ORP levels will be especially useful in pinpointing the altered functional status of the sperm in patients with idiopathic male infertility and thereby directing those men toward accurate therapeutic management.

Does an electrochemical assay using the MiOXSYS CE-marked analyzer, consistently meet the requirements and specifications to reliably measure static oxidation reduction potential (sORP) in human semen?

Investigators:

S. Homa1, A. Vassiliou2, C. Martin3, A. Killeen3, A. Dawkins3, T. Yap4.

1. Andrology Solutions, Andrology, London, United Kingdom.

2. University of Kent, Department of Biosciences, Canterbury, United Kingdom.

3. The Doctors Laboratory, Department of Andrology, London, United Kingdom.

4. Guy’s Hospital, The Urology Centre, London, United Kingdom.

Study question:

Does an electrochemical assay using the MiOXSYS CE-marked analyzer, consistently meet the requirements and specifications to reliably measure static oxidation reduction potential (sORP) in human semen?

Summary answer:

The MiOXSYS assay is robust, performing according to expectations and has been standardized and validated to reliably and accurately measure sORP in human semen.

What is known already:

Low levels of reactive oxygen species (ROS) are prerequisite for sperm function. Physiological levels of ROS are maintained by antioxidants (reductants) in the local environment. A disturbance in the balance between oxidants and antioxidants leads to oxidative stress (OS), impairing sperm function and genetic integrity. A novel method for assessing OS in semen involves measuring sORP using the MiOXSYS galvanostat-based technology analyzer. ORP measures levels of oxidants and reductants, providing a more comprehensive measure of OS than measurement of ROS alone. Although the MiOXSYS assay effectively measures sORP in semen, it has yet to be fully validated.

Study design, size, duration:

This study was a technical validation of an assay for measuring sORP using the MiOXSYS CE-marked analyzer. It included 40 replicate measurements of control samples on different days and on two separate analyzers. Intra- and inter-technician variability was determined from 40 replicates. The characteristics of sORP in semen and the effects of independent variables were measured in 6 replicate samples from 19 men. Variables included time from ejaculation, temperature, mechanical agitation and freeze-thaw action.

Participants/materials, setting, methods:

The assay requires applying 30µ1 sample onto a disposable sensor which is inserted into the MiOXSYS analyzer and a current is applied. sORP is displayed in mV after 2-4 min. Values were recorded for different operators, days and analyzers using multipurpose handling medium (Irvine Scientific, CA, USA) as a control. Semen samples were obtained from consenting men attending for routine semen analysis to determine the stability of seminal ORP under different conditions.

Main results and the role of chance:

Measurement of sORP (mV) using the CE-marked MiOXSYS platform (Aytu BioScience, CO, USA) demonstrated repeatability between 40 replicates of the same control sample with no significant difference between measurements (mean sORP (mV) ± SEM= 281.5 ± 4.8; CV= 0.1). Readings remained consistent across multiple operators (p= 0.67), separate analyzers (p= 0.95) and on different days (p= 0.09).

Additionally, there was no significant difference between sORP values for 40 replicates of a single semen sample (mean sORP (mV) ± SEM= 45.1 ± 1.0; CV= 0.1). Although readings remain relatively stable in semen up to 45 min post ejaculation (p=0.06), there are significant variations in seminal sORP values across all samples by 60 min post ejaculation (p < 0.005). sORP in semen remains stable after freezing and thawing as values do not change significantly (p= 0.47). This was demonstrated across biological replicates (n= 6).

There was a significant difference between sORP in semen after mechanical agitation using a bench-top vortex (p=0.005) and between samples incubated at different temperatures (2 -6°C, 20-24° (and 36 + 1 °C; p=0.003).

Limitations, reasons for caution:

The validation of the MiOXSYS platform was carried out in one laboratory only. A multicenter validation would assist in confirming the reproducibility and reliability of the test.

Wider implications of the findings:

This simple to use, cost effective assay could be implemented in conjunction with semen analysis providing a welcomed addition to routine diagnostic testing for male infertility. It may be particularly relevant to men with unexplained infertility, whose partners experience a delay in conception, multiple assisted conception failures or miscarriages.

Can sperm oxidative stress, measured as static oxidation-reduction potential (sORP), predict high levels of sperm DNA damage?

Investigators:

A. Lee1, B. Yeel2, A. Qu13, S. Shahani1, S. Moskovtsevl4, C. Librach4,5,6

1. cReATe Fertility Center, Andrology, Toronto, Canada.

2. University of Toronto, Physiology, Toronto, Canada.

3. University of Toronto, Medicine, Toronto, Canada.

4. University of Toronto, Obstetrics and Gynaecology, Toronto, Canada.

5. CReATe Fertility Center, Reproductive Endrocrinology, Toronto, Canada.

6. Women’s College Hospital, Gynaecology, Toronto, Canada.

Study question:

Can sperm oxidative stress, measured as static oxidation-reduction potential (sORP), predict high levels of sperm DNA damage?

Summary answer:

sORP was positively correlated (p= 0.002) to DNA damage and a sORP cut-off of 2.37 mV/106 sperm/ml was predictive of high levels of DNA damage.

What is known already:

High levels of sperm DNA damage have been associated with decreased pregnancy rates and an increased risk of miscarriage. While the causes are multifactorial, sperm oxidative stress has been shown to play a key role in the etiology of DNA damage. The MiOXSYS system uses sORP, a global measure of the balance between oxidants and reductants, to determine oxidative stress.

Study design, size, duration:

This prospective, institutional REB approved cross-sectional study was performed on 52 male, infertile patients presenting to the Andrology laboratory for routine semen analysis after 2-5 days of abstinence at the CReATe Fertility Center between July 2017 and January 2018.

Participants/materials, setting, methods:

Male infertility patients with leukocytospermia or sperm concentration <1 million/ml were excluded. Semen analysis was conducted as per WHO 2010 guidelines. sORP was measured using the MiOXSYS system. DNA damage was evaluated by standard flow cytometric acridine orange-based assay as DNA Fragmentation Index (DFI). sORP was compared between a high DFI (30%) and low DFI (<30%) group and correlated to semen parameters. Receiver Operator Curve (ROC) analysis determined the sORP cut-off predictive of high DFI.

Main results and the role of chance:

The mean paternal age was 39.2±6.1 years (age range: 28 - 54 years). The mean sperm concentration was 43.0±37.2 M/ml, total motility was 55.2±14.5%, morphology was 6.5±4.2%, and DFI was 21.7±10.1%. A significant positive correlation was found between sORP and DFI (r=0.43, p= 0.002). A significant negative correlation was found between sORP and concentration (r=-0.46, p= 0.0006) and between sORP and morphology (r=-0.33, p=0.02). Mean sORP was significantly higher (p=0.03) in the high DFI group (4.29±2.52mV/106 sperm/ml) compared to the low DFI group (1.87±2.17 mV/106 sperm/ml). ROC analysis indicated that a sORP cut-off of 2.37 mV/106 sperm/ml had a sensitivity of 75.0%, a specificity of 77.2%, a positive predictive value (PPV) of 37.5% and a negative predictive value (NPV) 94.5%. The area under the ROC (AUROC) was 0.84 (95% Cl: 0.72 - 0.96, p=0.003) and the diagnostic accuracy was 76.9%.

Limitations, reasons for caution:

No additional confirmatory DNA damage methodologies were assessed. The DNA damage assay used in this study is generally considered the gold standard, however several alternatives are also routinely used. Larger standardized studies are needed to confirm the performance characteristics of sORP in predicting high DFI.

Wider implications of the findings:

Requiring as little as 5 minutes to complete and a drop (30 ul) of semen, the MiOXSYS system provides a rapid, cost-effective measure of global oxidative stress easily integrated into clinical workflows. It can be used to specifically identify patients with oxidative stress induced DNA damage for anti-oxidant therapy.

Does evaluation of static oxidation-reduction potential (sORP) with MiOXSYS System relate with WHO 2010 (World Health Organization) sperm parameters and DNA fragmentation in infertile patients?

Investigators:

F. Scarselli1, S. Gatti1, E. Cursio1, A. Pristera1, V. Zazzaro1, M. Minasi1, A. Ruberti1, S. Muzzi1, M. Varricchio1, A. Caragia1, P. Greco1, E. lovine1, V. Casciani1, E. Greco1

1. European Hospital, Reproductive Medicine, Rome, Italy.

Study question:

Does evaluation of static oxidation-reduction potential (sORP) with MiOXSYS System relate with WHO 2010 (World Health Organization) sperm parameters and DNA fragmentation in infertile patients?

Summary answer:

There is association between sORP and sperm parameters: sORP levels are higher in patients with lower concentration, motility and morphology and with higher DNA fragmentation.

What is known already:

Spermatozoa have a physiological equilibrium between ROS (Reactive Oxygen Species) and anti - oxidants. This equilibrium assures ordinary functions such as chromatin compaction, lipid membrane modification and sperm-oocyte fusion. When ROS are overproduced this equilibrium is lost, generating oxidative stress (OS), possible cause of lipid peroxidation, apoptosis and DNA damages or fragmentation. Seminal plasma contains anti-oxidant factors (enzymatic and non-enzymatic) to prevent post-ejaculation OS, however many studies demonstrate that in infertile men anti-oxidant levels are low and ROS are high; these concentrations may be influenced by both exogenous and endogenous factors: smoking, alcohol assumption, infection and inflammation of male um-genital tract.

Study design, size, duration:

Semen from 84 infertile men were evaluated, according to WHO 2010, during June and July 2017. On their first visit at Reproductive Medicine Unit, patients underwent semen analysis and sORP evaluation and divided in two groups according to semen morphology. Group A (N=45) included patients with morphology 3 or 4 and group B (N=39) patients with morphology <4. Men with ejaculatory dysfunction, varicocele, sexually transmitted diseases and exposed to radiation or chemotherapeutic agents were excluded.

Participants/materials, setting, methods:

Semen samples were produced after 72 -120 hours of sexual abstinence and analyzed after complete liquefaction, evaluating semen parameters and DNA fragmentation with TUNEL (Terminal deoxynucleotidyl transferase UTP-driven Nick End Labeling) test. MiOXSYS was used to evaluate sORP (expressed in millivolt/sperm concentration 106/ml), a ’snapshot’ of the current balance of the redox system. A higher sORP level indicates an imbalance in the activity of all available oxidants relative to all available antioxidants in ejaculates.

Main results and the role of chance:

Mean male age was 42.1±6.3 in group A and 38.2±6.5 in group B (p<0.05). Semen volume was 3.2±2.3 ml in group A and 3.0±2.0 in group B (NS). Sperm concentration was 47.2±18.0 mil/ml in group A and 24.7±19.0 mil/ml in group B (p< 0.05). Sperm motility (progressive plus not progressive) was 66.7± 7.4 and 44.3± 20.0 in group A and B respectively (p< 0.05). Morphology was 4.2± 0.5 in group A and 2.1± 0.7 in group B (NS). Round cells concentration was 2.3±2.0 and 2.7±2.0 mil/ml in group A and B respectively (NS). DNA fragmentation measure with TUNEL test resulted to be 7.5±6.4 in group A and 11.0±8.1 in group B (p<0.05).

Does varicocelectomy improve Oxidation Reduction Potential (ORP) as an independent measure of oxidative stress (OS) in infertile men?

Investigators:

H. Elbardisi1, A. Majzoub1, S. AISaid1, A. Agarwal2, R. Henkel3, H. Shehadeh1, K. Alrumaihi1, M. Arafa1

1. Hamad Medical Corporation, Urology, Doha, Qatar.

2. Cleveland clinic, Urology, Ohio, U.S.A.

3. University of the Western Cape, Medical Bioscience, Bellville, South Africa.

Study question:

Does varicocelectomy improve Oxidation Reduction Potential (ORP) as an independent measure of oxidative stress (OS) in infertile men?

Summary answer:

Elevated oxidative stress is related with poor semen quality in men with varicocele. Varicocele surgery reduces the ORP levels and improves sperm count.

What is known already:

Patients with varicocele tend to have poor sperm quality and are at higher risk of being infertile. Although the pathophysiology of infertility in males with varicocele has been extensively studied, the underlying mechanism remains unclear. Many reports have shown that oxidative stress is one of the underlying mechanisms of poor semen quality in infertile men with varicocele. ORP has been validated as a diagnostic marker of poor semen quality and oxidative stress in men with infertility.

Study design, size, duration:

Prospective, case control study of 43 infertile patients with clinical grade 2-3 varicocele attending a male infertility clinic during January to November 2017.

Participants/materials, setting, methods:

All patients underwent microsurgical subinguinal varicocelectomy. Full medical history and clinical examination was collected. Semen samples were done using WHO Fifth edition criteria and ORP levels were measured by MiOXSYS analyzer before surgery and 3 months post-varicocelectomy. The results were compared by Wilcoxon rank sum test and Spearman’s correlation test and a P value < 0.05 was considered significant.

Main results and the role of chance:

All semen parameters (concentration, total motility and normal sperm form) showed an improvement post- surgery but it was not statistically significant. However, the ORP level was significantly reduced after the surgery (10.4 ± 3.3 vs. 4.6 ± 1.1, p value <0.001). All semen parameters (concentration, total motility and normal form) were negatively correlated with ORP pre-operatively. However, only sperm count maintained this significant negative correlation post operatively.

Limitations, reasons for caution:

The small sample size of this study may be a limitation. However, we report on a pilot study describing the effect of varicocelectomy on oxidative stress measures using the ORP system.

Wider implications of the findings:

ORP can be used as a prognostic factor for counselling patients before varicocelectomy.

Is oxidative stress a clinical indicator for testicular function in infertile men?

Investigators:

M. Arafa1, A. Majzoub2, A. Agarwal3, R. Henkel4, J. Eliwa5, S. AISaid2, A. AIAnsari1, H. Elbardisi1

1. Hamad Medical Corporation, Urology/Surgery, Doha, Qatar

2. Hamad General Corporation, Urology, Doha, Qatar

3. Cleveland Clinic, American Center for Reproductive Medicine, Cleveland, U.S.A.

4. University of the Western Cape, Department of Medical Bioscience, Bellville, South Africa

5. University of Kuwait, Faculty of Medicine, Kuwait, Kuwait

Study question:

Is oxidative stress a clinical indicator for testicular function in infertile men?

Summary answer:

Oxidative stress measured by oxidation reduction potential (ORP) can be considered a clinical indicator of spermatogenic and not endocrine function of the testis.

What is known already:

Oxidative stress plays a major role in the pathogenesis of male infertility. ORP is a new marker of oxidative stress that has been shown to correlate inversely with important semen parameters in infertile men. ORP levels can be used to discriminate normal fertile men from infertile males. Besides semen parameters, testicular size and FSH are considered as prognostic markers of spermatogenesis.

Study design, size, duration:

Cross sectional, retrospective study on 660 patients attending a male infertility clinic during January to March 2017.

Participants/materials, setting, methods:

Medical records of recruited patients were reviewed. The data extracted included medical history, clinical examination, semen analysis (WHO 5th edition), ORP (using the MiOXSYS system), hormonal assay including FSH, LH, prolactin, testosterone and estradiol as well as testicular size assessment by scrotal ultrasound. After checking for normal distribution of the data by the Chi-squared test, Spearman rank test was used to detect correlations between different parameters. Statistical significance was defined as p<0.05.

Main results and the role of chance:

ORP showed negative correlation with sperm count (r= -0.793, P< 0.0001), motile sperm count (r= -0.579; P< 0.0001), progressive motility (r= -0.431; P<0.0001) and normal sperm morphology (r= -0.458; P< 0.0001). ORP also correlated with sperm DNA fragmentation (r= 0.264, P< 0.0001). ORP levels showed significant correlation with the testicular size (r= -0.386; P< 0.0001), serum FSH (r= 0.273; P<0.0001) and serum LH concentrations (r= 0.182; P=0.0002), but not with testosterone, estradiol and prolactin.

Limitations, reasons for caution:

The main limitation is the lack of fertile controls in this study.

Wider implications of the findings:

ORP can be used as a marker of spermatogenesis in infertile men. Further studies should be carried out to demonstrate the effect of treating OS on spermatogenesis. Since varicocele patients show seminal oxidative stress, smaller testes and higher FSH values, ORP could possibly be used as adjunct indicator of varicocele.

RedoxSYS System for Research Use & Background of the Development of MiOXSYS

We completed the development of the RedoxSYS System (MiOXSYS’ predecessor product) during the two years preceding the April 2015 Merger. In 2014, we received ISO 13485 certification, demonstrating our compliance with global quality standards in medical device manufacturing. This enabled the launch of the RedoxSYS System into the research market around the world. We also received a CE marking in Europe in January 2016 and Health Canada clearance in March 2016 to begin the market development of the RedoxSYS System as a clinical diagnostic in Europe, Canada, and elsewhere around the world where CE marking is recognized. We launched sales efforts into the research market in late 2014 and since that time have placed the RedoxSYS System at a number of prominent research centers around the world. We expect to leverage these research relationships and build numerous applications in areas where researchers are studying oxidative stress. Currently, there are no available research or clinical platforms that measure oxidation-reduction potential in biologic fluids (i.e., blood, plasma, serum, semen, seminal fluid, cerebrospinal fluid, tissue, and cells). While oxidative stress is commonly studied in research settings around the world (both academia and industry), the current assessment methods are incomplete, time consuming, and often impractical for assessing oxidative stress completely. To position the RedoxSYS System effectively in the research market, we have placed key personnel in the U.S., Europe, and Asia to develop direct relationships with researchers and distributors of research products. Through these relationships we have conducted various proof of concept studies and clinical exploratory studies. Most notably through these collaborations utilizing the RedoxSYS System, we identified the application of oxidation-reduction potential in male infertility assessment while measuring oxidation-reduction potential in semen and seminal plasma. As such, the MiOXSYS System was developed specifically for assessing semen and seminal plasma ORP levels in a clinical setting for a rapid, reliable oxidative stress assessment. While we expect additional clinical applications to be developed through our research and distributor relationships, our near-term focus is on continuing the development of MiOXSYS for use in semen analysis for male infertility assessment.

Background on the MiOXSYS System

MiOXSYS is a novel, portable device that measures oxidation-reduction potential, or ORP, a global measure of oxidative stress. MiOXSYS is the first and only system that measures ORP in biologic specimens to provide a complete measure of redox balance, which is broadly implicated across a wide range of both acute and chronic conditions.

Oxidation-Reduction Potential’s Role in Assessing Male Infertility

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

In the context of infertility, having an integrated value representing all relevant biologic constituents contributing to oxidative stress will enable simple, robust analysis in a three-minute test. There are various techniques in use to assess semen in cases of male infertility. The most commonly implemented techniques involve DNA fragmentation, oxidative stress analysis, microscopic examination, sperm penetration assays, sperm agglutination, computer assisted semen analysis, and others. The currently available oxidative stress analysis tools are widely considered expensive and cumbersome to use in routine clinical practice. In both developed countries as well as in the developing world, expensive analysis tools and recurring reagent expenses make routine testing nearly impossible to implement with regularity.

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

The MiOXSYS System measures a distinct element to determine a patient’s oxidation reduction potential, which we call Static ORP. Static ORP is defined as the standard potential between a working electrode and a reference electrode with no driving current (or extremely small current). This is proportional to the balance of redox agents and is what is classically defined as ORP. Low ORP values mean that the biological sample is in the normal range of oxidative stress. Higher than normal ORP values means that the biological sample is in a higher oxidation state. Higher levels of seminal oxidative stress (and sORP levels correspondingly) correlate closely with infertility rates in men.

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

Image of the MiOXSYS Analyzer

The MiOXSYS Disposable Sensors

The MiOXSYS disposable sensors, via standard biological specimen collection techniques, receive 20 – 40 microliters of a specimen from which the ORP clinical analysis is performed. The ORP sensor strips are small, disposable, and biocompatible and consist of a ceramic substrate and a five-lead configuration. Significant intellectual property surrounds the design, construct, and electrochemical algorithms associated with the sensors.

Image of the MiOXSYS Disposable Sensors

Regulatory Pathway

We achieved ISO 13485: 2003 in late 2013 following the successful development of an ISO-compliant medical device quality system. Following the issuance of our ISO certification, we obtained CE marking for the RedoxSYS System, which has enabled initial market development in Europe and markets that accept a CE marking. In December 2015, we obtained CE marking for MiOXSYS following technical validation and clinical study completion in male infertility assessment. In March 2016, we obtained Health Canada Class II Medical approvals for MiOXSYS and have subsequently received Australian TGA approval and Mexican COFEPRIS approval in 2018.

In the U.S., we intend to pursue 510k de novo clearance with the FDA for the MiOXSYS System. We have engaged with the FDA and have received confirmation that MiOXSYS is likely appropriate for the 510k de novo pathway, and we are pursuing regulatory clearance accordingly.

U.S. Commercial Strategy

If cleared for the infertility intended use, we intend to seek to commercialize the MiOXSYS System as a new tool for the assessment of oxidative stress in infertility in men. We envision pursuing allocating our direct sales effort to high priority urology/andrology laboratories, infertility clinics and reference centers across the U.S. We have identified the primary, influential centers in the U.S. and believe our commercial deployment will be efficient through a focused sales and marketing effort. We intend to seek to sell the MiOXSYS System into individual centers and laboratories but will focus our revenue model on the repeat ordering of the disposable, single use MiOXSYS sensors. We expect to realize a favorable gross margin on the basis of estimated low cost of goods sold on both components of the system. We envision an average selling price for the disposable sensors of approximately $25, but we have not finalized pricing at this point. We envision selling the MiOXSYS analyzers for approximately $2,500 (pricing not final) but may also pursue an instrument rental agreement model with minimum disposable sensor purchase requirements.

We also intend to leverage our current Natesto commercialization efforts in urology target offices, with a distinct focus on urologists and andrologists who treat and manage male infertility.

ROW Commercial Strategy

Outside the U.S., we have commenced commercialization of the RedoxSYS and MiOXSYS Systems. To efficiently execute our strategy of introducing MiOXSYS to urologists and andrologists around the world, we utilize a network of established distributors in the target markets in Europe and Asia. We have established distribution arrangements with multiple distributors in multiple countries, and through these distributors, we have sold MiOXSYS in over 29 countries around the world. We employ a razor-razorblade revenue model outside the U.S., relying on the initial sale of the MiOXSYS System and repeat purchases of the disposable MiOXSYS sensors by distributors for sale to their direct customers. We also have direct selling relationships with end users and service these accounts directly.

Our Business Development Strategy — Identifying & Acquiring Complementary Assets

A key growth and value driver for our Company is the ongoing identification and acquisition of novel products for commercialization through our commercial infrastructure. We seek to identify unique products serving large areas of unmet needs that may be non-strategic, undervalued or under-resourced by the company that currently markets the product. We believe that we can continue to acquire strategically aligned products at an appropriate valuation and grow those products via our focused sales and marketing efforts. We will also consider acquiring novel, late-stage development products that represent unique commercial opportunities and can be efficiently developed and subsequently commercialized.

We will continue to look to identify unique product assets to acquire based on specific attributes including but not limited to: therapeutic area/indication; growth potential; intellectual property position (patents, regulatory, manufacturing or development technicalities, etc.); valuation; strategic fit; commercial orientation and other factors. However, during fiscal 2019, our primary focus will be on growing our current core assets, advancing the commercialization and U.S. regulatory development of MiOXSYS, and working towards cash-flow breakeven.

Government Regulation

While we do not have any pharmaceutical product candidates that we are actively developing as of the date of this Report, we may in the future acquire such products. Currently, we are developing one medical device candidate, the MiOXSYS System, for which regulatory approval must be received before we can market this within the U.S. Regulatory approval processes for our current and any future product candidates are discussed below.

Approval Process for Pharmaceutical Products

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDC Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development in the U.S. typically involves the performance of satisfactory nonclinical, also referred to as pre-clinical, laboratory and animal studies under the FDA’s Good Laboratory Practice, or GLP, regulation, the development and demonstration of manufacturing processes, which conform to FDA mandated current good manufacturing requirements, or cGMP, including a quality system regulating manufacturing, the submission and acceptance of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin in the U.S., obtaining the approval of Institutional Review Boards, or IRBs, at each site where we plan to conduct a clinical trial to protect the welfare and rights of human subjects in clinical trials, adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought, and the submission to the FDA for review and approval of an NDA. Satisfaction of FDA requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

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

An IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the intended conduct of the trials and imposes what is referred to as a clinical hold. Pre-clinical studies generally take several years to complete, and there is no guarantee that an IND based on those studies will become effective, allowing clinical testing to begin. In addition to FDA review of an IND, each medical site that desires to participate in a proposed clinical trial must have the protocol reviewed and approved by an independent IRB or Ethics Committee, or EC. The IRB considers, among other things, ethical factors, and the selection and safety of human subjects. Clinical trials must be conducted in accordance with the FDA’s GCP requirements. The FDA and/or IRB may order the temporary, or permanent, discontinuation of a clinical trial or that a specific clinical trial site be halted at any time or impose other sanctions for failure to comply with requirements under the appropriate entity jurisdiction.

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

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the FDA’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs. Most such applications for standard review drug products are reviewed within ten months; most applications for priority review drugs are reviewed in six months. Priority review can be applied to drugs that the FDA determines offer major advances in treatment or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA may also refer applications for novel drug products, or drug products which present difficult questions of safety or efficacy, to an advisory committee — typically a panel that includes clinicians and other experts — for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the indication studied.

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

The Hatch-Waxman Act

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, pre-clinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

Post-Approval Regulation

Even if a product candidate receives regulatory approval, the approval is typically limited to specific clinical indications. Further, even after regulatory approval is obtained, subsequent discovery of previously unknown problems with a product may result in restrictions on its use or even complete withdrawal of the product from the market. Any FDA-approved products manufactured or distributed by us are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse events or experiences. Further, drug manufacturers, and their subcontractors, are required to register their establishments with the FDA and state agencies. They are subject to periodic inspections by the FDA and state agencies for compliance with cGMP, which impose rigorous procedural and documentation requirements upon us and our contract manufacturers. We cannot be certain that we or our present or future contract manufacturers or suppliers will be able to comply with cGMP regulations and other FDA regulatory requirements. Failure to comply with these requirements may result in, among other things, total or partial suspension of production activities, failure of the FDA to grant approval for marketing, and withdrawal, suspension, or revocation of marketing approvals.

If the FDA approves one or more of our product candidates, we and the contract manufacturers we use for manufacture of clinical supplies and commercial supplies must provide certain updated safety and efficacy information. Product changes, as well as certain changes in the manufacturing process or facilities where the manufacturing occurs, or other post-approval changes may necessitate additional FDA review and approval. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product or medical devices, also must be in compliance with FDA and Federal Trade Commission, or FTC, requirements which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA and FTC have very broad enforcement authority, and failure to abide by these regulations can result in penalties, including the issuance of a warning letter directing us to correct deviations from regulatory standards and enforcement actions that can include seizures, fines, injunctions and criminal prosecution.

Approval Process for Medical Devices

In the U.S., the FDCA, FDA regulations and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. The FDA regulates the design, manufacturing, servicing, sale and distribution of medical devices, including molecular diagnostic test kits and instrumentation systems. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties and criminal prosecution.

Unless an exemption applies, each medical device we wish to distribute commercially in the U.S. will require marketing authorization from the FDA prior to distribution. The two primary types of FDA marketing authorization applicable to a device are premarket notification, also called 510k de novo clearance, and premarket approval, also called PMA approval. The type of marketing authorization is generally linked to the classification of the device. The FDA classifies medical devices into one of three classes (Class I, II or III) based on the degree of risk the FDA determines to be associated with a device and the level of regulatory control deemed necessary to ensure the device’s safety and effectiveness. Devices requiring fewer controls because they are deemed to pose lower risk are placed in Class I or II. Class I devices are deemed to pose the least risk and are subject only to general controls applicable to all devices, such as requirements for device labeling, premarket notification and adherence to the FDA’s current Good Manufacturing Practices, or cGMP, known as the Quality System Regulations, or QSR. Class II devices are intermediate risk devices that are subject to general controls and may also be subject to special controls such as performance standards, product-specific guidance documents, special labeling requirements, patient registries or post-market surveillance. Class III devices are those for which insufficient information exists to assure safety and effectiveness solely through general or special controls and include life sustaining, life-supporting or implantable devices, devices of substantial importance in preventing impairment of human health, or which present a potential, unreasonable risk of illness or injury.

Most Class I devices and some Class II devices are exempted by regulation from the 510k de novo clearance requirement and can be marketed without prior authorization from the FDA. Some Class I devices that have not been so exempted and Class II devices are eligible for marketing through the 510k de novo clearance pathway. By contrast, devices placed in Class III require PMA approval prior to commercial marketing. The PMA approval process is more stringent, time-consuming and expensive than the 510k de novo clearance process, however, the 510k de novo clearance process has also become increasingly stringent and expensive. The FDA has provided initial guidance to us that the MiOXSYS System is likely appropriate for the 510k de novo clearance process.

510k de novo Clearance. To obtain 510k de novo clearance for a medical device, an applicant must submit a premarket notification to the FDA demonstrating that the device is “substantially equivalent” to a device legally marketed in the U.S. that is not subject to PMA approval, commonly known as the “predicate device.” A device is substantially equivalent if, with respect to the predicate device, it has the same intended use and has either (i) the same technological characteristics or (ii) different technological characteristics and the information submitted demonstrates that the device is as safe and effective as a legally marketed device and does not raise different questions of safety or effectiveness. A showing of substantial equivalence sometimes, but not always, requires clinical data. Generally, the 510k de novo clearance process can exceed 90 days and may extend to a year or more.

After a device has received 510k de novo clearance for a specific intended use, any change or modification that significantly affects its safety or effectiveness, such as a significant change in the design, materials, method of manufacture or intended use, may require a new 510k de novo clearance or PMA approval and payment of an FDA user fee. The determination as to whether or not a modification could significantly affect the device’s safety or effectiveness is initially left to the manufacturer using available FDA guidance; however, the FDA may review this determination to evaluate the regulatory status of the modified product at any time and may require the manufacturer to cease marketing and recall the modified device until 510k de novo clearance or PMA approval is obtained. The manufacturer may also be subject to significant regulatory fines or penalties.

Before we can submit a medical device for 510k de novo clearance, we may have to perform a series of generally short studies over a period of months, including method comparison, reproducibility, interference and stability studies to ensure that users can perform the test successfully. Some of these studies may take place in clinical environments but are not usually considered clinical trials. For PMA submissions, we would generally be required to conduct a longer clinical trial over a period of years that supports the clinical utility of the device and how the device will be used.

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

Regulation after FDA Clearance or Approval

Any devices we manufacture or distribute pursuant to clearance or approval by the FDA are subject to pervasive and continuing regulation by the FDA and certain state agencies. We are required to adhere to applicable regulations setting forth detailed cGMP requirements, as set forth in the QSR, which include, among other things, testing, control and documentation requirements. Noncompliance with these standards can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510k de novo clearance or PMA approval of devices, withdrawal of marketing approvals and criminal prosecutions, fines and imprisonment. Our contract manufacturers’ facilities operate under the FDA’s cGMP requirements.

Foreign Regulatory Approval

Outside of the U.S., our ability to market our product candidates will be contingent also upon our receiving marketing authorizations from the appropriate foreign regulatory authorities, whether or not FDA approval has been obtained. The foreign regulatory approval process in most industrialized countries generally encompasses risks similar to those we will encounter in the FDA approval process. The requirements governing conduct of clinical trials and marketing authorizations, and the time required to obtain requisite approvals, may vary widely from country to country and differ from those required for FDA approval.

In the European Union, we are required under the European Medical Device Directive (Council Directive 93/42/EEC) to affix the CE mark to certain of our products in order to sell the products in member countries of the European Union. The CE mark is an international symbol that represents adherence to certain essential principles of safety and effectiveness mandated in the European Medical Device Directive, which are referred to as the “essential requirements”. Once affixed, the CE mark enables a product to be sold within the European Economic Area, or EEA, which is composed of the 28-member states of the EU plus Norway, Iceland and Liechtenstein as well as other countries that accept the CE mark.

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

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments. In the U.S., sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Health Care Reform Law, as amended by the Health Care and Education Affordability Reconciliation Act, or ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity, or NCE. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. Recently, the FDA stated that it may change its interpretation of 5-year NCE exclusivity determinations to apply to each drug substance in a fixed-combination drug product, not for the drug product as a whole. If this change is implemented, for example, a fixed-combination drug product that contains a drug substance with a single, new active moiety would be eligible for 5-year NCE exclusivity, even if the fixed-combination also contains a drug substance with a previously approved active moiety. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a Section 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the pre-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the U.S.. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Reimbursement for our Products in the U.S.

Natesto and ZolpiMist are covered by many commercial insurance providers and pharmacy benefit management companies and are largely dependent upon reimbursement for continued use in the U.S. market. Natesto and ZolpiMist are also covered under a Rebate Agreement between us and Centers for Medicare and Medicaid Services. This, in turn, enables states to offer public payer coverage of Natesto and ZolpiMist through their separate Medicare and public assistance programs. Additionally, privately managed Medicare Part D plans may choose to cover Natesto and ZolpiMist prescriptions through their plans’ pharmacy benefits. We do not anticipate that the sales of the MiOXSYS System, if approved for sale in the U.S., will be heavily dependent upon reimbursement by third-party payors in the U.S. given that infertility testing and treatment is infrequently covered by commercial insurers or public payors. Traditionally, sales of pharmaceuticals, diagnostics, ad devices that are not “lifestyle” indications depend, in part, on the extent to which products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly reducing reimbursements for medical products and services.

Lack of third-party reimbursement for our product candidate or a decision by a third-party payor to not cover our product candidates could reduce physician usage of the product candidate and have a material adverse effect on our sales, results of operations and financial condition.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally tend to be significantly lower.

DEA Regulation

Natesto and ZolpiMist, already approved by the FDA, are both a “controlled substance” as defined in the Controlled Substances Act of 1970, or CSA, because Natesto contains testosterone and ZolpiMist contains zolpidem tartrate. As a result, the U.S. Drug Enforcement Agencies, or DEA, have Natesto listed and regulated as a Schedule III substance and have ZolpiMist listed and regulated as a Schedule IV substance.

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

The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in total in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our or our manufacturers’ quotas of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our or our manufacturers’ quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

Intellectual Property

Aytu has an exclusive license from Acerus Pharmaceuticals Corporation for the U.S. rights to intellectual property related to a nasal gel drug product containing testosterone to treat hypogonadism in males, including the FDA approved product Natesto®, as well as an authorized generic version and OTC versions thereof. The license includes sublicense rights to intellectual property owned by Mattern Pharmaceuticals and exclusively licensed to Acerus by Mattern Pharmaceuticals. The sublicensed intellectual property includes four Orange Book listed patents directed at nasal gel formulations containing testosterone or methods of testosterone replacement therapy by nasal administration of the same. It further includes three patents that are not listed in the Orange Book directed at a testosterone formulation, a method of making a testosterone formulation and a method for reducing physical or chemical interactions between a nasal testosterone formulation and a plastic container.

The Acerus license also grants rights to intellectual property owned by Acerus which includes nine nonprovisional patent applications, some of which may be abandoned. These patent applications include at least four pending applications directed to testosterone titration methods, intranasal testosterone bio-adhesive gel formulations, and controlled release testosterone formulations.

We have an extensive range of intellectual property for MiOXSYS and RedoxSYS. We have patent protection in the U.S. and several other large markets worldwide for MiOXSYS and the oxidation-reduction potential platform. Specifically, we have numerous patents issued and pending for the RedoxSYS/MiOXSYS systems, the sensors, and their clinical and scientific use in the U.S., Europe, Canada, Israel, Japan, and China.

Our patent portfolio related to RedoxSYS/MiOXSYS is focused on the U.S. and core foreign jurisdictions which include Europe, Canada, Israel, Japan and China. The portfolio is supported in the U.S. and core foreign jurisdictions and consists of 43 issued patents and 23 pending applications.

The portfolio primarily consists of eight families filed in the U.S. and in core foreign jurisdictions. The first family includes seventeen issued patents and one pending application with claims directed to the measurement of the ORP of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2028. The second family includes two pending U.S. applications, two issued U.S. patents, two pending applications in core foreign jurisdictions and four issued patents in core foreign jurisdictions with claims directed to the measurement of the ORP capacity of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2033. The third family includes sixteen issued patents and two pending applications with claims directed to devices and methods for the measurement of ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2032. The fourth family includes one pending U.S. application, one issued U.S. patent, two issued patents in core foreign jurisdictions and four pending applications in core foreign jurisdictions with claims directed to multiple layer gel test strip measurement devices and methods of making for use in measuring ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2033. The fifth family includes one pending U.S. application and seven pending applications in core foreign jurisdictions with claims directed to methods for determining fertility characteristics from the ORP of a biological sample. The standard 20-year expiration for patents in this family is in 2035. The sixth family includes one pending U.S. application with claims directed to methods for evaluating stroke patients from the ORP characteristics of a biological sample. The standard 20-year expiration for patents in this family is in 2036. The seventh family includes one pending application filed under the Patent Cooperation Treaty with claims directed to methods for embryo selection from the ORP characteristics of a biological sample. The standard 20-year expiration for patents in this family is in 2038. The eighth family includes one pending U.S. provisional application with disclosure directed to methods for determining fertility characteristics from the ORP of a biological sample.

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

We expect to seek U.S. and foreign patent protection for drug and device products we discover, as well as therapeutic and device products and processes. We expect also to seek patent protection or rely upon trade secret rights to protect certain other technologies which may be used to discover and characterize drugs and device products and processes, and which may be used to develop novel therapeutic and diagnostic products and processes.

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

We will be able to protect our proprietary intellectual property rights from unauthorized use by third parties primarily to the extent that such rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. If we must litigate to protect our intellectual property from infringement, we may incur substantial costs and our officers may be forced to devote significant time to litigation-related matters. The laws of certain foreign countries do not protect intellectual property rights to the same extent as do the laws of the U.S. Our pending patent applications, or those we may file or license from third parties in the future, may not result in patents being issued. Until a patent is issued, the claims covered by an application for patent may be narrowed or removed entirely, thus depriving us of adequate protection. As a result, we may face unanticipated competition, or conclude that without patent rights the risk of bringing product candidates to market exceeds the returns we are likely to obtain. We are generally aware of the scientific research being conducted in the areas in which we focus our research and development efforts, but patent applications filed by others are maintained in secrecy for at least 18 months and, in some cases in the U.S., until the patent is issued. The publication of discoveries in scientific literature often occurs substantially later than the date on which the underlying discoveries were made. As a result, it is possible that patent applications for products similar to our drug or diagnostic products and product candidates may have already been filed by others without our knowledge.

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

We are a very small specialty pharmaceuticals company compared to other companies that we are competing against. Our current and potential competitors include large pharmaceutical, biotechnology, diagnostic, and medical device companies, as well as specialty pharmaceutical and generic drug companies. Many of our current and potential competitors have substantially greater financial, technical and human resources than we do and significantly more experience in the marketing, commercialization, discovery, development and regulatory approvals of products, which could place us at a significant competitive disadvantage or deny us marketing exclusivity rights. Specifically, our competitors will most likely have larger sales teams and have more capital resources to support their products then we do.

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

Natesto

Natesto competes in a growing market. The U.S. TRT market is large, with annual revenues in the U.S. in 2017 of approximately $1.8 billion. At the current market size of approximately $1.8 billion, a product with 5% market penetration could achieve sales of approximately $90 million annually, assuming comparatively similar product pricing and reimbursement levels as seen with other TRTs.

The U.S. prescription testosterone market is comprised primarily of topically applied treatments in the form of gels, solutions, and patches. Testopel®, an injectable pellet typically implanted directly under the skin by a physician, is also FDA-approved. AndroGel is the market-leading TRT and is marketed by AbbVie.

ZolpiMist

ZolpiMist competes in a large prescription category with over 43 million prescriptions written annually and generating $1.8 billion in wholesale sales. The non-benzodiazepine prescription sleep aid market is dominated by zolpidem tartrate (brand name Ambien), which accounts for approximately 30 million prescriptions annually. Various forms of zolpidem tartrate are commercially available, including both immediate release and controlled release tablets as well as orally dissolving tablets. ZolpiMist is the only oral spray formulation of zolpidem tartrate and, if only achieving 1% of the ‘zolpidem market’ this product could generate 300,000 prescriptions annually in the U.S. No zolpidem tartrate products are actively marketed in the U.S., so we believe our sales force will have the ability to effectively influence physician prescribing and grow ZolpiMist prescriptions.

MiOXSYS

With respect to MiOXSYS competitive offerings, there are other oxidative stress diagnostic tests available throughout the world, although none are approved in the U.S. for clinical use, and none are used specifically in semen analysis. ‘General use’ oxidative stress diagnostic systems that are marketed for clinical use outside the U.S. include the FRAS 4 system (H&D srl), FREE Carpe Diem (Diacron International), and the FORM and FORMPlus systems (Callegari srl). These systems are used in both research and clinical settings but do not generate significant sales in the clinical setting and, again, are not used specifically in semen analysis for infertility testing. These potentially competitive oxidative stress systems’ testing parameters differ significantly from MiOXSYS and would need to demonstrate clinical superiority to MiOXSYS in order to substantially detract from MiOXSYS prescribing and sales. Additionally, to our knowledge, these systems have not demonstrated clinical feasibility in human semen or seminal plasma. These tests are used for research use, but they do not measure oxidation-reduction potential and, we believe, are not directly competitive to the MiOXSYS System in the context of research use.

Research and Development

Our strategy is to minimize our research and development activities. When we do conduct research and development, we intend to utilize consultants with domain experience for research, development and regulatory guidance.

Our MiOXSYS System has been developed in conjunction with numerous medical device and diagnostic development consultants. Further, we have relationships with regulatory consultants who are actively assisting in the development of our regulatory strategy with the FDA as MiOXSYS advances to this stage. To complement our internal clinical research efforts with the MiOXSYS System, we have engaged with numerous academic and private researchers around the world to identify and develop research and clinical applications for the MiOXSYS System. Through these engagements we have access to data and analyses that, we believe, will enable us to develop new uses for the MiOXSYS and RedoxSYS systems.

Manufacturing

Our business strategy is to use cGMP compliant contract manufacturers for the manufacture of clinical supplies as well as for commercial supplies if required by our commercialization plans, and to transfer manufacturing responsibility to our collaboration partners when possible.

Natesto

On April 22, 2016, we entered into a license and supply agreement with Acerus pursuant to which we will pay Acerus a supply price per unit of the greater of (i) a fixed percentage of Acerus’ cost of goods sold for Natesto, not to exceed a fixed ceiling price and (ii) a moderate double digit percentage of net sales for the first year of the agreement, that increased in each of the second and third years and remains constant after that.

MiOXSYS/RedoxSYS

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

ZolpiMist

On June 11, 2018 we entered into a licensing agreement with Magna Pharmaceuticals, Inc. pursuant to which we assumed a manufacturing agreement with a cGMP compliant contract manufacturer. We expect to continue manufacturing through that third-party and have made an initial purchase of product the we expect to supply us for the foreseeable future.

Employees

As of August 31, 2018, we had 57 full-time employees and utilized the services of a number of consultants on a temporary basis. Overall, we have not experienced any work stoppage and do not anticipate any work stoppage in the foreseeable future. None of our employees is subject to a collective bargaining agreement. Management believes that relations with our employees are good.

Available Information

Our principal executive offices are located at 373 Inverness Parkway, Suite 206, Englewood, Colorado 80112 USA, and our phone number is (720) 437-6580.

We maintain a website on the internet at http://www.aytubio.com. We make available, free of charge, through our website, by way of a hyperlink to a third-party site that includes filings we make with the SEC website (www.sec.gov), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 15(d) of the Exchange Act. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C., 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

We are a commercial-stage healthcare company with a limited operating history. Prior to implementing our commercial strategy in the fourth calendar quarter of 2015, we did not have a focus on profitability. As a result, we have not generated substantial revenue to date and are not profitable and have incurred losses in each year since our inception. Our net loss for the years ended June 30, 2018 and 2017 was $10.2 million and $22.5million, respectively. We have not demonstrated the ability to be a profit-generating enterprise to date. Even though we expect to have revenue growth in the next several fiscal years, it is uncertain that the revenue growth will be significant enough to offset our expenses and generate a profit in the future. Our ability to generate significant revenue is uncertain, and we may never achieve profitability. We have a very limited operating history on which investors can evaluate our potential for future success. Potential investors should evaluate us in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage healthcare businesses, many of which will be beyond our control. These risks include the following:

●	uncertain market acceptance of our products and product candidates;
●	lack of sufficient capital;
●	U.S. regulatory approval of our products and product candidates;
●	foreign regulatory approval of our products and product candidates;
●	unanticipated problems, delays, and expense relating to product development and implementation;
●	lack of sufficient intellectual property;
●	the ability to attract and retain qualified employees;
●	competition; and
●	technological changes.

As a result of our limited operating history, and the increasingly competitive nature of the markets in which we compete, our historical financial data, is of limited value in anticipating future operating expenses. Our planned expense levels will be based in part on our expectations concerning future operations, which is difficult to forecast accurately based on our limited operating history and the recentness of the acquisition of our products Natesto, ZolpiMist, and MiOXSYS. We may be unable to adjust spending in a timely manner to compensate for any unexpected budgetary shortfall.

We have not received any substantial revenues from the commercialization of our current products to date and might not receive significant revenues from the commercialization of our current products or our product candidates in the near term. Even though Natesto and ZolpiMist are each an approved drug that we are marketing, we only acquired Natesto in April 2016 and ZolpiMist in June 2018. In addition, we only launched our MiOXSYS device in early fiscal 2017. As a result, we have limited experience on which to base the revenue we could expect to receive from sales of these products. To obtain revenues from our products and product candidates, we must succeed, either alone or with others, in a range of challenging activities, including expanding markets for our existing products and completing clinical trials of our product candidates, obtaining positive results from those clinical trials, achieving marketing approval for those product candidates, manufacturing, marketing and selling our existing products and those products for which we, or our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, if any, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are sufficient enough for us to achieve profitability.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our product expansion and development efforts or other operations.

We are expending resources to expand the market for Natesto, ZolpiMist, and MiOXSYS, none of which might be as successful as we anticipate or at all and all of which might take longer and be more expensive to market than we anticipate. We also are currently advancing our MiOXSYS device through clinical development. Developing product candidates is expensive, lengthy and risky, and we expect to incur research and development expenses in connection with our ongoing clinical development activities with the MiOXSYS System. As of June 30, 2018, our cash, cash equivalents and restricted cash totaling $7.1 million, available to fund our operations offset by an aggregate $2.3 million in accounts payable and other and accrued liabilities. In November 2016, we conducted a public offering of our common stock and warrants from which we received gross proceeds of approximately $8.6 million. We closed on a private placement of common stock, Series A preferred stock and warrants in August 2017 from which we received gross proceeds of approximately $11.8 million. We also closed on an underwritten public offering of our common stock, warrants, and Series B preferred stock in March 2018 from which we received gross proceeds of approximately $12.9 million. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to continue the expansion of marketing efforts for Natesto and ZolpiMist and to obtain regulatory approval for, and to commercialize, our current product candidate, the MiOXSYS System. Raising funds in the current economic environment, as well our lack of operating history, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If we are unable to obtain funding on a timely basis, we may be unable to expand the market for Natesto, ZolpiMist, or MiOXSYS and/or be required to significantly curtail, delay or discontinue one or more of our research or development programs for the MiOXSYS system, or any future product candidate or expand our operations generally or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

If we do not obtain the capital necessary to fund our operations, we will be unable to successfully expand the commercialization of Natesto and ZolpiMist and to develop, obtain regulatory approval of, and commercialize, our current product candidate, the MiOXSYS System.

The expansion of marketing and commercialization activities for our existing products and the development of pharmaceutical products, medical diagnostics and medical devices is capital-intensive. We anticipate we may require additional financing to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

●	the costs, progress and timing of our efforts to expand the marketing of Natesto and ZolpiMist;
●	progress in, and the costs of, our pre-clinical studies and clinical trials and other research and development programs;
●	the costs of securing manufacturing arrangements for commercial production;
●	the scope, prioritization and number of our research and development programs;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we obtain;
●	the costs of establishing, expanding or contracting for sales and marketing capabilities for any existing products and if we obtain regulatory clearances to market our current product candidate, the MiOXSYS system;
●	the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any; and
●	the costs involved in filing, prosecuting, enforcing and defending patent claims and other intellectual property rights.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2018 and concluded that such control was effective.

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

If we are unable to conclude that we have effective internal control over financial reporting or if our independent auditors are unwilling or unable to provide us, when required, with an attestation report on the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to maintain listing on the NASDAQ Capital Market.

Risks Related to Product Development, Regulatory Approval and Commercialization

Natesto, ZolpiMist, and MiOXSYS may prove to be difficult to effectively commercialize as planned.

Various commercial, regulatory, and manufacturing factors may impact our ability to maintain or grow revenues from sales of Natesto, MiOXSYS, ProstaScint and Fiera. Specifically, we may encounter difficulty by virtue of:

●	our inability to adequately market and increase sales of any of these products;
●	our inability to secure continuing prescribing of any of these products by current or previous users of the product;
●	our inability to effectively transfer and scale manufacturing as needed to maintain an adequate commercial supply of these products;
●	reimbursement and medical policy changes that may adversely affect the pricing, profitability or commercial appeal of Natesto, ZolpiMist, or MiOXSYS; and
●	our inability to effectively identify and align with commercial partners outside the U.S., or the inability of those selected partners to gain the required regulatory, reimbursement, and other approvals needed to enable commercial success of MiOXSYS.

We have limited experience selling our current products as they were acquired from other companies or were recently approved for sale. As a result, we may be unable to successfully commercialize our products and product candidates.

Despite our management’s extensive experience in launching and managing commercial-stage healthcare companies, we have limited marketing, sales and distribution experience with our current products. Our ability to achieve profitability depends on attracting and retaining customers for our current products, and building brand loyalty for Natesto, ZolpiMist, and MiOXSYS. To successfully perform sales, marketing, distribution and customer support functions, we will face a number of risks, including:

●	our ability to attract and retain skilled support team, marketing staff and sales force necessary to increase the market for our approved products and to maintain market acceptance for our product candidates;
●	the ability of our sales and marketing team to identify and penetrate the potential customer base; and
●	the difficulty of establishing brand recognition and loyalty for our products.

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

We may not be able to develop our current or any future product candidates. Our product candidates will require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence commercialization. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through pre-clinical testing and clinical trials that the product candidate is safe and effective for use in each target indication. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the U.S., only a small percentage successfully completes the FDA regulatory approval process and is commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and clinical programs, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

We are not permitted to market a product in the U.S. until we receive approval of a New Drug Application, or an NDA, for that product from the FDA, or in any foreign countries until we receive the requisite approval from such countries. Obtaining approval of an NDA is a complex, lengthy, expensive and uncertain process, and the FDA may delay, limit or deny approval of any product candidate for many reasons, including, among others:

●	we may not be able to demonstrate that a product candidate is safe and effective to the satisfaction of the FDA;
●	the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA for marketing approval;
●	the FDA may disagree with the number, design, size, conduct or implementation of our clinical trials;
●	the FDA may require that we conduct additional clinical trials;
●	the FDA may not approve the formulation, labeling or specifications of any product candidate;
●	the clinical research organizations, or CROs, that we retain to conduct our clinical trials may take actions outside of our control that materially adversely impact our clinical trials;
●	the FDA may find the data from pre-clinical studies and clinical trials insufficient to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks, such as the risk of drug abuse by patients or the public in general;
●	the FDA may disagree with our interpretation of data from our pre-clinical studies and clinical trials;
●	the FDA may not accept data generated at our clinical trial sites;
●	if an NDA, if and when submitted, is reviewed by an advisory committee, the FDA may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA require, as a condition of approval, additional pre-clinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
●	the FDA may require development of a Risk Evaluation and Mitigation Strategy, or REMS, as a condition of approval or post-approval;
●	the FDA may not approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
●	the FDA may change its approval policies or adopt new regulations.

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

Even if we succeed in securing collaborators, the collaborators may fail to develop or effectively commercialize our products or product candidates. Collaborations involving our product candidates pose a number of risks, including the following:

●	collaborators may not have sufficient resources or may decide not to devote the necessary resources due to internal constraints such as budget limitations, lack of human resources, or a change in strategic focus;
●	collaborators may believe our intellectual property is not valid or is unenforceable or the product candidate infringes on the intellectual property rights of others;
●	collaborators may dispute their responsibility to conduct development and commercialization activities pursuant to the applicable collaboration, including the payment of related costs or the division of any revenues;
●	collaborators may decide to pursue a competitive product developed outside of the collaboration arrangement;
●	collaborators may not be able to obtain, or believe they cannot obtain, the necessary regulatory approvals;
●	collaborators may delay the development or commercialization of our product candidates in favor of developing or commercializing their own or another party’s product candidate; or
●	collaborators may decide to terminate or not to renew the collaboration for these or other reasons.

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

At any time and for any reason, we or our strategic partners may decide to discontinue the development or commercialization of a product or product candidate. If we terminate a program in which we have invested significant resources, we will reduce the return, or not receive any return, on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our strategic partners terminates a program, we will not receive any future milestone payments or royalties relating to that program under our agreement with that party. As an example, we discontinued the development of Zertane in June 2016, sold Primsol in March 2017, and abandoned Fiera and ProstaScint in June 2018.

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

In connection with clinical testing and trials, we face a number of risks, including:

●	a product candidate is ineffective, inferior to existing approved medicines, unacceptably toxic, or has unacceptable side effects;
●	patients may die or suffer other adverse effects for reasons that may or may not be related to the product candidate being tested;
●	the results may not confirm the positive results of earlier testing or trials; and
●	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies to establish the safety and efficacy of the product candidate.

If we do not successfully complete pre-clinical and clinical development, we will be unable to market and sell products derived from our product candidates and generate revenues. Even if we do successfully complete clinical trials, those results are not necessarily predictive of results of additional trials that may be needed before an NDA may be submitted to the FDA. Although there are a large number of drugs in development in the U.S. and other countries, only a small percentage result in the submission of an NDA to the FDA, even fewer are approved for commercialization, and only a small number achieve widespread physician and consumer acceptance following regulatory approval. If our clinical trials are substantially delayed or fail to prove the safety and effectiveness of our product candidates in development, we may not receive regulatory approval of any of these product candidates and our business, prospects and financial condition will be materially harmed.

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

Human clinical trials are very expensive, time-consuming, and difficult to design, implement and complete. Should we undertake the development of a pharmaceutical product candidate, we would expect the necessary clinical trials to take up to 24 months to complete, but the completion of trials for any product candidates may be delayed for a variety of reasons, including delays in:

●	demonstrating sufficient safety and efficacy to obtain regulatory approval to commence a clinical trial;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	validating test methods to support quality testing of the drug substance and drug product;
●	obtaining sufficient quantities of the drug substance or device parts;
●	manufacturing sufficient quantities of a product candidate;
●	obtaining approval of an IND from the FDA;
●	obtaining institutional review board approval to conduct a clinical trial at a prospective clinical trial site;
●	determining dosing and clinical design and making related adjustments; and
●	patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical trial sites, the availability of effective treatments for the relevant disease and the eligibility criteria for the clinical trial.

The commencement and completion of clinical trials for our product candidates may be delayed, suspended or terminated due to a number of factors, including:

●	lack of effectiveness of product candidates during clinical trials;
●	adverse events, safety issues or side effects relating to the product candidates or their formulation or design;
●	inability to raise additional capital in sufficient amounts to continue clinical trials or development programs, which are very expensive;
●	the need to sequence clinical trials as opposed to conducting them concomitantly in order to conserve resources;
●	our inability to enter into collaborations relating to the development and commercialization of our product candidates;
●	failure by us or our collaborators to conduct clinical trials in accordance with regulatory requirements;
●	our inability or the inability of our collaborators to manufacture or obtain from third parties materials sufficient for use in pre-clinical studies and clinical trials;
●	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines, including mandated changes in the scope or design of clinical trials or requests for supplemental information with respect to clinical trial results;
●	failure of our collaborators to advance our product candidates through clinical development;
●	delays in patient enrollment, variability in the number and types of patients available for clinical trials, and lower-than anticipated retention rates for patients in clinical trials;
●	difficulty in patient monitoring and data collection due to failure of patients to maintain contact after treatment;
●	a regional disturbance where we or our collaborative partners are enrolling patients in our clinical trials, such as a pandemic, terrorist activities or war, or a natural disaster; and
●	varying interpretations of our data, and regulatory commitments and requirements by the FDA and similar foreign regulatory agencies.

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

In addition, we may encounter delays or product candidate rejections based on new governmental regulations, future legislative or administrative actions, or changes in FDA policy or interpretation during the period of product development. If we obtain required regulatory approvals, such approvals may later be withdrawn. Delays or failures in obtaining regulatory approvals may result in:

●	varying interpretations of data and commitments by the FDA and similar foreign regulatory agencies; and
●	diminishment of any competitive advantages that such product candidates may have or attain.

Furthermore, if we fail to comply with applicable FDA and other regulatory requirements at any stage during this regulatory process, we may encounter or be subject to:

●	diminishment of any competitive advantages that such product candidates may have or attain;
●	delays or termination in clinical trials or commercialization;
●	refusal by the FDA or similar foreign regulatory agencies to review pending applications or supplements to approved applications;
●	product recalls or seizures;
●	suspension of manufacturing;
●	withdrawals of previously approved marketing applications; and
●	fines, civil penalties, and criminal prosecutions.

The medical device regulatory clearance or approval process is expensive, time consuming and uncertain, and the failure to obtain and maintain required clearances or approvals could prevent us from broadly commercializing the MiOXSYS System for clinical use.

The MiOXSYS System is subject to 510k de novo clearance by the FDA prior to its marketing for commercial use in the U.S., and to regulatory approvals beyond CE marking required by certain foreign governmental entities prior to its marketing outside the U.S. In addition, any changes or modifications to a device that has received regulatory clearance or approval that could significantly affect its safety or effectiveness, or would constitute a major change in its intended use, may require the submission of a new application for 510k de novo clearance, pre-market approval, or foreign regulatory approvals. The 510k de novo clearance and pre-market approval processes, as well as the process of obtaining foreign approvals, can be expensive, time consuming and uncertain. It generally takes from four to twelve months from submission to obtain 510k de novo clearance, and from one to three years from submission to obtain pre-market approval; however, it may take longer, and 510k de novo clearance or pre-market approval may never be obtained. We have limited experience in filing FDA applications for 510k de novo clearance and pre-market approval. In addition, we are required to continue to comply with applicable FDA and other regulatory requirements even after obtaining clearance or approval. There can be no assurance that we will obtain or maintain any required clearance or approval on a timely basis, or at all. Any failure to obtain or any material delay in obtaining FDA clearance or any failure to maintain compliance with FDA regulatory requirements could harm our business, financial condition and results of operations.

The approval process for pharmaceutical and medical device products outside the U.S. varies among countries and may limit our ability to develop, manufacture and sell our products internationally. Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we, and our collaborators, must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and may involve additional testing. We may conduct clinical trials for, and seek regulatory approval to market, our product candidates in countries other than the U.S. Depending on the results of clinical trials and the process for obtaining regulatory approvals in other countries, we may decide to first seek regulatory approvals of a product candidate in countries other than the U.S., or we may simultaneously seek regulatory approvals in the U.S. and other countries. If we or our collaborators seek marketing approval for a product candidate outside the U.S., we will be subject to the regulatory requirements of health authorities in each country in which we seek approval. With respect to marketing authorizations in Europe, we will be required to submit a European Marketing Authorisation Application, or MAA, to the European Medicines Agency, or EMA, which conducts a validation and scientific approval process in evaluating a product for safety and efficacy. The approval procedure varies among regions and countries and may involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval.

Obtaining regulatory approvals from health authorities in countries outside the U.S. is likely to subject us to all of the risks associated with obtaining FDA approval described above. In addition, marketing approval by the FDA does not ensure approval by the health authorities of any other country, and approval by foreign health authorities does not ensure marketing approval by the FDA.

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

We sometimes estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the submission of regulatory filings, or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the initiation or completion of an ongoing clinical trial, the initiation of other clinical programs, receipt of marketing approval, or a commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of such milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

●	our available capital resources or capital constraints we experience;
●	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators, and our ability to identify and enroll patients who meet clinical trial eligibility criteria;

●	our receipt of approvals from the FDA and other regulatory agencies and the timing thereof;
●	other actions, decisions or rules issued by regulators;
●	our ability to access sufficient, reliable and affordable supplies of compounds used in the manufacture of our product candidates;
●	the efforts of our collaborators with respect to the commercialization of our products; and
●	the securing of, costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

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

We rely, and will rely in the future, on medical institutions, clinical investigators, contract research organizations, contract laboratories, and collaborators to perform data collection and analysis and others to carry out our clinical trials. Our development activities or clinical trials conducted in reliance on third parties may be delayed, suspended, or terminated if:

●	the third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines;
●	we replace a third party; or
●	the quality or accuracy of the data obtained by third parties is compromised due to their failure to adhere to clinical protocols, regulatory requirements, or for other reasons.

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

Even if we contract with collaborators that successfully complete clinical trials for one or more of our product candidates, those candidates may not be commercialized for other reasons, including:

●	failure to receive regulatory clearances required to market them as drugs;
●	being subject to proprietary rights held by others;
●	being difficult or expensive to manufacture on a commercial scale;
●	having adverse side effects that make their use less desirable; or
●	failing to compete effectively with products or treatments commercialized by competitors.

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

The manufacturing processes and facilities of third-party manufacturers we have engaged for our current approved products are, and any future third-party manufacturer will be, required to comply with the federal Quality System Regulation, or QSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of devices. The FDA enforces the QSR through periodic unannounced inspections of manufacturing facilities. Any inspection by the FDA could lead to additional compliance requests that could cause delays in our product commercialization. Failure to comply with applicable FDA requirements, or later discovery of previously unknown problems with the manufacturing processes and facilities of third-party manufacturers we engage, including the failure to take satisfactory corrective actions in response to an adverse QSR inspection, can result in, among other things:

●	administrative or judicially imposed sanctions;
●	injunctions or the imposition of civil penalties;
●	recall or seizure of the product in question;
●	total or partial suspension of production or distribution;
●	the FDA’s refusal to grant pending future clearance or pre-market approval;
●	withdrawal or suspension of marketing clearances or approvals;
●	clinical holds;
●	warning letters;
●	refusal to permit the export of the product in question; and
●	criminal prosecution.

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

We compete with companies that design, manufacture and market already-existing and new urology and sexual wellbeing products. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies and/or our competitors improve their current products. One or more of our competitors may offer technology superior to ours and render our technology obsolete or uneconomical. Most of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies, more substantial experience in product marketing and new product development, greater regulatory expertise, more extensive manufacturing capabilities and the distribution channels to deliver products to customers. If we are not able to compete successfully, we may not generate sufficient revenue to become profitable. Our ability to compete successfully will depend largely on our ability to:

●	expand the market for our approved products, especially Natesto, MiOXSYS and Fiera;
●	successfully commercialize our product candidates alone or with commercial partners;
●	discover and develop product candidates that are superior to other products in the market;
●	obtain required regulatory approvals;
●	attract and retain qualified personnel; and
●	obtain patent and/or other proprietary protection for our product candidates.

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

For ZolpiMist, we compete with companies that design, manufacture and market treatments for insomnia, some of which have a large market share.

For the MiOXSYS System, we compete with companies that design, manufacture and market already existing and new in-vitro diagnostics and diagnostic imaging systems and radio-imaging agents for cancer detection.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

●	our or our collaborators’ ability to set a price we believe is fair for our approved products;
●	our ability to generate revenue from our approved products and achieve profitability; and
●	the availability of capital.

The 2010 enactments of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act, or the Health Care Reconciliation Act, significantly impacted the provision of, and payment for, health care in the U.S. Various provisions of these laws are designed to expand Medicaid eligibility, subsidize insurance premiums, provide incentives for businesses to provide health care benefits, prohibit denials of coverage due to pre-existing conditions, establish health insurance exchanges, and provide additional support for medical research. Amendments to the PPACA and/or the Health Care Reconciliation Act, as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the U.S., could influence the purchase of medicines and medical devices and reduce demand and prices for our products and product candidates, if approved. This could harm our or our collaborators’ ability to market any approved products and generate revenues. As we expect to receive significant revenues from reimbursement of our Natesto and ProstaScint products by commercial third-party payors and government payors, cost containment measures that health care payors and providers are instituting and the effect of further health care reform could significantly reduce potential revenues from the sale of any of our products and product candidates approved in the future, and could cause an increase in our compliance, manufacturing, or other operating expenses. In addition, in certain foreign markets, the pricing of prescription drugs and devices is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the federal and state level, as well as internationally, will continue and may increase, which may make it difficult for us to sell any approved product at a price acceptable to us or any of our future collaborators.

In addition, in some foreign countries, the proposed pricing for a drug or medical device must be approved before it may be lawfully marketed. The requirements governing pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. A member state may require that physicians prescribe the generic version of a drug instead of our approved branded product. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products or product candidates. Historically, pharmaceutical products launched in the European Union do not follow price structures of the U.S. and generally tend to have significantly lower prices.

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

Our future success depends on the acceptance by our target customers, third-party payors and the medical community that our products and product candidates are reliable, safe and cost-effective. Many factors may affect the market acceptance and commercial success of our products and product candidates, including:

●	our ability to convince our potential customers of the advantages and economic value our products and product candidates over existing technologies and products;
●	the relative convenience and ease of our products and product candidates over existing technologies and products;
●	the introduction of new technologies and competing products that may make our products and product candidates less attractive for our target customers;
●	our success in training medical personnel on the proper use of our products and product candidates;
●	the willingness of third-party payors to reimburse our target customers that adopt our products and product candidates;
●	the acceptance in the medical community of our products and product candidates;
●	the extent and success of our marketing and sales efforts; and
●	general economic conditions.

If third-party payors do not reimburse our customers for the products we sell or if reimbursement levels are set too low for us to sell one or more of our products at a profit, our ability to sell those products and our results of operations will be harmed.

While Natesto and ZolpiMist are already FDA-approved and generating revenues in the U.S., they may not receive, or continue to receive, physician or hospital acceptance, or they may not maintain adequate reimbursement from third party payors. Additionally, even if one of our product candidates is approved and reaches the market, the product may not achieve physician or hospital acceptance, or it may not obtain adequate reimbursement from third party payors. In the future, we might possibly sell other product candidates to target customers substantially all of whom receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid, other domestic and foreign government programs, private insurance plans and managed care programs. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	appropriate and medically necessary for the specific indication;
●	cost effective; and
●	neither experimental nor investigational.

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

We expect to engage third parties to manufacture components of the MiOXSYS and RedoxSYS systems. We have an agreement for supplies of Natesto with Acerus, from whom we license Natesto. We have an agreement with a third-party manufacturer for our ZolpiMist product as well. For any future product, we expect to use third-party manufacturers because we do not have our own manufacturing capabilities. In determining the required quantities of any product and the manufacturing schedule, we must make significant judgments and estimates based on inventory levels, current market trends and other related factors. Because of the inherent nature of estimates and our limited experience in marketing our current products, there could be significant differences between our estimates and the actual amounts of product we require. If we do not effectively maintain our supply agreements for Natesto and Fiera, we will face difficulty finding replacement suppliers, which could harm sales of those products. If we do not secure collaborations with manufacturing and development partners to enable production to scale of the MiOXSYS System, we may not be successful in selling or in commercializing the MiOXSYS System in the event we receive regulatory approval of the MiOXSYS System. If we fail in similar endeavors for future products, we may not be successful in establishing or continuing the commercialization of our products and product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured these components ourselves, including:

●	reliance on third parties for regulatory compliance and quality assurance;
●	possible breaches of manufacturing agreements by the third parties because of factors beyond our control;
●	possible regulatory violations or manufacturing problems experienced by our suppliers; and
●	possible termination or non-renewal of agreements by third parties, based on their own business priorities, at times that are costly or inconvenient for us.

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

The manufacturing processes and facilities of third-party manufacturers we engage for our current and any future FDA-approved products are required to comply with the federal Quality System Regulation, or QSR, which covers procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of devices. The FDA enforces the QSR through periodic unannounced inspections of manufacturing facilities. Any inspection by the FDA could lead to additional compliance requests that could cause delays in our product commercialization. Failure to comply with applicable FDA requirements, or later discovery of previously unknown problems with the manufacturing processes and facilities of third-party manufacturers we engage, including the failure to take satisfactory corrective actions in response to an adverse QSR inspection, can result in, among other things:

●	administrative or judicially imposed sanctions;
●	injunctions or the imposition of civil penalties;
●	recall or seizure of the product in question;
●	total or partial suspension of production or distribution;
●	the FDA’s refusal to grant pending future clearance or pre-market approval;
●	withdrawal or suspension of marketing clearances or approvals;
●	clinical holds;
●	warning letters;
●	refusal to permit the export of the product in question; and
●	criminal prosecution.

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

Our future profitability will depend, in part, on our ability to commercialize our products and product candidates in foreign markets for which we intend to primarily rely on collaboration with third parties. If we commercialize our products or product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

●	our inability to directly control commercial activities because we are relying on third parties;
●	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
●	import or export licensing requirements;
●	longer accounts receivable collection times;
●	longer lead times for shipping;
●	language barriers for technical training;
●	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to our products;
●	foreign currency exchange rate fluctuations;
●	our customers’ ability to obtain reimbursement for our products in foreign markets; and
●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Further, if a product candidate receives marketing approval and we or others identify undesirable side effects caused by the product after the approval, or if drug abuse is determined to be a significant problem with an approved product, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw or limit their approval of the product;
●	regulatory authorities may require the addition of labeling statements, such as a “Black Box warning” or a contraindication;
●	we may be required to change the way the product is distributed or administered, conduct additional clinical trials or change the labeling of the product;
●	we may decide to remove the product from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking the product; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing an affected product or product candidates and significantly impact our ability to successfully commercialize or maintain sales of our product or product candidates and generate revenues.

Natesto and ZolpiMist contain, and future other product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Natesto and ZolpiMist, which are both approved by the FDA, are regulated by the DEA as Schedule III controlled substances. Before any commercialization of any product candidate that contains a controlled substance, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Natesto and ZolpiMist are, and our other product candidates may, if approved, be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

Natesto is regulated by the DEA as a Schedule III controlled substance, and ZolpiMist as a Schedule IV controlled substance. Consequently, the manufacturing, shipping, storing, selling and using of the products are subject to a high degree of regulation. Also, distribution, prescribing and dispensing of these drugs are highly regulated.

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

It is possible that the FDA’s evaluation of this topic and further studies on the effects of testosterone replacement therapies could demonstrate the risk of major adverse cardiovascular events or other health risks or could impose requirements that impact the marketing and sale of Natesto, including:

●	mandate that certain warnings or precautions be included in our product labeling;
●	require that our product carry a “black box warning”; and
●	limit use of Natesto to certain populations, such as men without specified conditions.

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

Even if the medical community accepts a product as safe and efficacious for its indicated use, physicians may choose to restrict the use of the product if we or any collaborator is unable to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our product is preferable to any existing medicines or treatments. We cannot predict the degree of market acceptance of any of our approved products, which will depend on a number of factors, including, but not limited to:

●	the efficacy and safety of the product;
●	the approved labeling for the product and any required warnings;
●	the advantages and disadvantages of the product compared to alternative treatments;
●	our and any collaborator’s ability to educate the medical community about the safety and effectiveness of the product;
●	the reimbursement policies of government and third-party payors pertaining to the product; and
●	the market price of our product relative to competing treatments.

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

Intellectual Property Risks Related to Our Business

We are dependent on our relationships and license agreements, and we rely on the patent rights granted to us pursuant to the license agreements.

A number of our patent rights for are derived from our license agreements with third parties. Pursuant to these license agreements, we have licensed rights to various patents and patent applications within and outside of the United States. We may lose our rights to these patents and patent applications if we breach our obligations under such license agreements, including, without limitation, our financial obligations to the licensors. If we violate or fail to perform any term or covenant of the license agreements, the licensors may terminate the license agreements upon satisfaction of applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of license agreements, whether by us or the licensors will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under these license agreements, we will not be able to commercialize certain products subject to patent or patent application, and our business, results of operations, financial condition and prospects would be materially adversely affected.

The commercial success of our products depends, in large part, on our ability to use patents licensed to us by third parties in order to exclude others from competing with our products. The patent position of emerging pharmaceutical companies like us can be highly uncertain and involve complex legal and technical issues. Until our licensed patents are interpreted by a court, either because we have sought to enforce them against a competitor or because a competitor has preemptively challenged them, we will not know the breadth of protection that they will afford us. Our patents may not contain claims sufficiently broad to prevent others from practicing our technologies or marketing competing products. Third parties may intentionally attempt to design around our patents or design around our patents so as to compete with us without infringing our patents. Moreover, the issuance of a patent is not conclusive as to its validity or enforceability, and so our patents may be invalidated or rendered unenforceable if challenged by others.

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

Our commercial success depends on obtaining and maintaining proprietary rights to our products and product candidates as well as successfully defending these rights against third-party challenges. We will only be able to protect our products and product candidates from unauthorized use by third parties to the extent that valid and enforceable patents, or effectively protected trade secrets, cover them. Our ability to obtain patent protection for our products and product candidates is uncertain due to a number of factors, including that:

●	we may not have been the first to make the inventions covered by pending patent applications or issued patents;
●	we may not have been the first to file patent applications for our products and product candidates;
●	others may independently develop identical, similar or alternative products, compositions or devices and uses thereof;
●	our disclosures in patent applications may not be sufficient to meet the statutory requirements for patentability;
●	any or all of our pending patent applications may not result in issued patents;
●	we may not seek or obtain patent protection in countries that may eventually provide us a significant business opportunity;
●	any patents issued to us may not provide a basis for commercially viable products, may not provide any competitive advantages, or may be successfully challenged by third parties;
●	our compositions, devices and methods may not be patentable;
●	others may design around our patent claims to produce competitive products which fall outside of the scope of our patents; or
●	others may identify prior art or other bases which could invalidate our patents.

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

The patent positions of pharmaceutical and medical device companies can be highly uncertain and involve complex legal and factual questions. The interpretation and breadth of claims allowed in some patents covering pharmaceutical compositions may be uncertain and difficult to determine and are often affected materially by the facts and circumstances that pertain to the patented compositions and the related patent claims. The standards of the U.S. Patent and Trademark Office, or USPTO, are sometimes uncertain and could change in the future. Consequently, the issuance and scope of patents cannot be predicted with certainty. Patents, if issued, may be challenged, invalidated or circumvented. U.S. patents and patent applications may also be subject to interference proceedings, and U.S. patents may be subject to re-examination proceedings, post-grant review and/or inter partes review in the USPTO. Foreign patents may be subject to opposition or comparable proceedings in the corresponding foreign patent office, which could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such interference, re-examination, post-grant review, inter partes review and opposition proceedings may be costly. Accordingly, rights under any issued patents may not provide us with sufficient protection against competitive products or processes.

In addition, changes in or different interpretations of patent laws in the U.S. and foreign countries may permit others to use our discoveries or to develop and commercialize our technology and products and product candidates without providing any compensation to us or may limit the number of patents or claims we can obtain. The laws of some countries do not protect intellectual property rights to the same extent as U.S. laws and those countries may lack adequate rules and procedures for defending our intellectual property rights.

If we fail to obtain and maintain patent protection and trade secret protection of our products and product candidates, we could lose our competitive advantage and competition we face would increase, reducing any potential revenues and adversely affecting our ability to attain or maintain profitability.

Developments in patent law could have a negative impact on our business.

From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the USPTO may change the standards of patentability and any such changes could have a negative impact on our business.

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

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, courts outside the U.S. may be less willing to protect trade secrets. Trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to pharmaceuticals and medical devices. This could make it difficult for us to stop the infringement of some of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the U.S. and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

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

There is significant litigation in the pharmaceutical and medical device industries regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our products or product candidates infringe the intellectual property rights of others. If our development and commercialization activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using the patented drugs, compositions or devices. We may need to resort to litigation to enforce a patent issued to us, to protect our trade secrets, or to determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel or consultants formerly employed by other companies involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation or other similar claims as a result of prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our cash position and stock price. Any legal action against us or our collaborators could lead to:

●	payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s patent rights;
●	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize, and sell products; or
●	we or our collaborators having to enter into license arrangements that may not be available on commercially acceptable terms, if at all, all of which could have a material adverse impact on our cash position and business, prospects and financial condition. As a result, we could be prevented from commercializing our products and product candidates.

Risks Related to Our Organization, Structure and Operation

We intend to acquire, through asset purchases or in-licensing, businesses or products, or form strategic alliances, in the future, and we may not realize the intended benefits of such acquisitions or alliances.

We intend to acquire, through asset purchases or in-licensing, additional businesses or products, form strategic alliances and/or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses or assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses or assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition or alliance, we will achieve the expected synergies to justify the transaction. These risks apply to our acquisition of Natesto in April 2016 and ZolpiMist in June 2018. As an example, we acquired Primsol in October 2015, but sold it in March 2017. Depending on the success or lack thereof of any of our existing or future acquired products and product candidates, we might seek to out-license, sell or otherwise dispose of any of those products or product candidates, which could adversely impact our operations if the dispositions triggers a loss, accounting charge or other negative impact.

In fiscal 2018, the great majority of our gross revenue and gross accounts receivable were due to three significant customers, the loss of which could materially and adversely affect our results of operations.

The following customers contributed greater than 10% of the Company’s gross revenue during the year ended June 30, 2018 and 2017, respectively. As of June 30, 2018, three customers accounted for 86% of gross revenue. The revenue from these customers as a percentage of gross revenue was as follows:

	Year Ended June 30,
	2018	2017
Customer A	32%	34%
Customer C	30%	18%
Customer B	24%	22%

The loss of one or more of the Company’s significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition.

We are also subject to credit risk from our accounts receivable related to our product sales. As of June 30, 2018, three customers accounted for 81% of gross accounts receivable. As of June 30, 2017, three customers accounted for 60% of gross accounts receivable.

	Year Ended June 30,
	2018	2017
Customer C	35%	18%
Customer A	27%	25%
Customer B	19%	17%
Other	12%	0%

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of June 30, 2018, we had 52 full-time employees, and in connection with being a public company, we expect to continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the planned expanded commercialization of our approved products and the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to expand the market for our approved products and develop our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

We depend on key personnel and attracting qualified management personnel and our business could be harmed if we lose personnel and cannot attract new personnel.

Our success depends to a significant degree upon the technical and management skills of our directors, officers and key personnel. Any of our directors could resign from our board at any time and for any reason. Although our executive officers Joshua Disbrow, Jarrett Disbrow and David Green have employment agreements, the existence of an employment agreement does not guarantee the retention of the executive officer for any period of time, and each agreement obligates us to pay the officer lump sum severance of two years of salary if we terminate him without cause, as defined in the agreement, which could hurt our liquidity. The loss of the services of any of these individuals would likely have a material adverse effect on us. Our success also will depend upon our ability to attract and retain additional qualified management, marketing, technical, and sales executives and personnel. We do not maintain key person life insurance for any of our officers or key personnel. The loss of any of our directors or key executives, or the failure to attract, integrate, motivate, and retain additional key personnel could have a material adverse effect on our business.

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

As of June 30, 2018, we had federal net operating loss carryforwards of approximately $59.3 million. The available net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2031 and will completely expire in 2037. Under the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate changes could limit our ability to use our net operating loss carryforwards and other tax attributes (such as research tax credits) to offset our income. Because Ampio’s equity ownership interest in our company fell to below 80% in January 2016, we were deconsolidated from Ampio’s consolidated federal income tax group. As a result, certain of our net operating loss carryforwards may not be available to us and we may not be able to use them to offset our U.S. federal taxable income. As a consequence of the deconsolidation, it is possible that certain other tax attributes and benefits resulting from U.S. federal income tax consolidation may no longer be available to us. Our company and Ampio do not have a tax sharing agreement that could mitigate the loss of net operating losses and other tax attributes resulting from the deconsolidation or our incurrence of liability for the taxes of other members of the consolidated group by reason of the joint and several liability of group members. In addition to the deconsolidation risk, an “ownership change” (generally a 50% change (by value) in equity ownership over a three-year period) under Section 382 of the Code could limit our ability to offset, post-change, our U.S. federal taxable income. Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. We believe that the August 2017 financing created over a 50% change in our equity ownership so our current tax loss carryforward will be limited in the future. Either the deconsolidation or the ownership change scenario could result in increased future tax liability to us.

Several stockholders potentially own a significant percentage of our stock and could be able to exert significant control over matters subject to stockholder approval.

In our August 2017 and March 2018 offerings, some entities who invested in our common and preferred stock and warrant financing owned common and/or preferred stock and warrants that potentially would enable them to beneficially own in excess of 4.99% or 9.99% of our common stock. The preferred stock and warrants held by these investors contain a provision that prohibits the conversion or exercise of the preferred stock or warrants should the holder beneficially own in excess of 4.99% or 9.99%, as elected by the investor, after giving effect to such conversion or exercise. However, the significant ownership potential of these investors, and the significant investment that they have made in our company, could give these stockholders the ability to influence us through their ownership positions, even if they are prohibited from converting or exercising their preferred stock or warrants to acquire more than 4.99% or 9.99% of our common stock at any time. Further, this significant ownership potential may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Risks Related to Securities Markets and Investment in our Securities

Our failure to meet the continued listing requirements of the NASDAQ Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the exchange may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we anticipate that we would take actions to restore our compliance with applicable exchange requirements, such as stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below such exchange’s minimum bid price requirement, or prevent future non-compliance with such exchange’s listing requirements.

On April 9, 2018, we received a letter from NASDAQ indicating that the Company has failed to comply with the minimum bid price requirement of NASDAQ Listing Rule 5550(a)(2). NASDAQ Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. However, on August 10, 2018, we effected a 1-for-20 reverse stock split, which has brought us back into compliance with NASDAQ Listing Rule 5550(a)(2).

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

Pursuant to our 2015 Stock Plan, our Board of Directors is currently authorized to award up to a total of 3.0 million shares of common stock or options to purchase shares of common stock to our officers, directors, employees and non-employee consultants. As of June 30, 2018, options to purchase 1,798 shares of common stock issued under our 2015 Stock Plan at a weighted average exercise price of $325.97 per share were outstanding. In addition, at June 30, 2018, there were outstanding warrants to purchase an aggregate of 1,882,661 shares of our common stock at a weighted average exercise price of $25.94. Stockholders will experience dilution in the event that additional shares of common stock are issued under our 2015 Stock Plan, or options issued under our 2015 Stock Plan are exercised, or any warrants are exercised for shares of our common stock.

Our share price is volatile and may be influenced by numerous factors, some of which are beyond our control.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

●	the products or product candidates we acquire for commercialization;
●	the products and product candidates we seek to pursue, and our ability to obtain rights to develop, commercialize and market those product candidates;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	actual or anticipated adverse results or delays in our clinical trials;
●	our failure to expand the market for our currently approved products or commercialize our product candidates, if approved;
●	unanticipated serious safety concerns related to the use of any of our product candidates;
●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	conditions or trends in the healthcare, biotechnology and pharmaceutical industries;
●	introduction of new products offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to maintain an adequate rate of growth and manage such growth;
●	issuances of debt or equity securities;
●	sales of our common stock by us or our stockholders in the future, or the perception that such sales could occur;
●	trading volume of our common stock;
●	ineffectiveness of our internal control over financial reporting or disclosure controls and procedures;

●	general political and economic conditions;
●	effects of natural or man-made catastrophic events;
●	other events or factors, many of which are beyond our control;
●	adverse regulatory decisions;
●	additions or departures of key scientific or management personnel;
●	changes in laws or regulations applicable to our product candidates, including without limitation clinical trial requirements for approvals;
●	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our product candidates;
●	our dependence on third parties, including CROs and scientific and medical advisors;
●	our ability to uplist our common stock to a national securities exchange;
●	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
●	actual or anticipated variations in quarterly operating results; and
●	failure to meet or exceed the estimates and projections of the investment community.

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

We effected a reverse stock split at a ratio of 1-for-20 on August 10, 2018, which may not achieve one or more of our objectives.

We have effected four reverse stock splits since June 8, 2015, each of which has impacted the trading liquidity of the shares of our common stock. There can be no assurance that the market price per share of our common stock after a reverse stock split will remain unchanged or increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. The market price of our shares may fluctuate and potentially decline after a reverse stock split. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before the reverse stock split. Moreover, the market price of our common stock following a reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.

Additionally, there can be no assurance that a reverse stock split will result in a per-share market price that will attract institutional investors or investment funds or that such share price will satisfy investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve. Further, if a reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split.

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

Provisions in our Certificate of Incorporation and Amended and Restated Bylaws, as well as certain provisions of Delaware law, could make it more difficult for a third-party to acquire us, even if doing so may benefit some of our stockholders. These provisions include:

●	the authorization of 50.0 million shares of “blank check” preferred stock, the rights, preferences and privileges of which may be established and shares of which may be issued by our Board of Directors at its discretion from time to time and without stockholder approval;
●	limiting the removal of directors by the stockholders;
●	allowing for the creation of a staggered board of directors;
●	eliminating the ability of stockholders to call a special meeting of stockholders; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

In June 2015, Aytu entered into a 37-month operating lease for office space in Raleigh, North Carolina. This lease has initial base rent of $3,000 a month, with total base rent over the term of the lease of approximately $112,000. In June 2018, the Company entered into a 12-month operating lease, beginning on August 1, 2018, for a new office space in Raleigh. This lease has base rent of $1,100 a month, with total rent over the term of the lease of approximately $13,200. In August 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. This lease has an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. In October 2017, the Company signed an amendment to the 37-month operating lease in Englewood, Colorado. The amendment extended the lease for an additional 24 months beginning October 1, 2018. The base rent will remain at $9,000 a month. The Company recognizes rent expense on a straight-line basis over the term of each lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent.

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

Market Data

Our common stock has been listed on the NASDAQ Capital Market under the symbol “AYTU” since October 20, 2017. Prior to October 20, 2017, our common stock was quoted on the OTCQX and prior to that, on the OTCQB. The following table sets forth the range of high and low bid prices for our common stock on the OTCQX or OTCQB, or high and low sales prices on the NASDAQ Capital Market, as applicable, for the periods shown. The quotations for the OTCQX or OTCQB represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions. All share prices give effect to our 1-for-20 reverse stock split completed in August 2017, and 2018.

Fiscal Year ended June 30, 2017	High	Low
First Quarter (ended September 30, 2016)	$2,000.00	$1,204.00
Second Quarter (ended December 31, 2016)	$1,556.00	$408.00
Third Quarter (ended March 31, 2017)	$504.00	$296.44
Fourth Quarter (ended June 30, 2017)	$364.00	$204.00

Fiscal Year ended June 30, 2018	High	Low
First Quarter (ended September 30, 2017)	$240.00	$66.80
Second Quarter (ended December 31, 2017)	$136.40	$41.00
Third Quarter (ended March 31, 2018)	$85.20	$7.60
Fourth Quarter (ended June 30, 2018)	$12.80	$4.66

On August 31, 2018, the closing price as reported on the NASDAQ of our common stock was $4.31. As of August 31, 2018, there were 497 holders of record of our common stock.

Equity Compensation Plan Information

In connection with our private placement of approximately $5.2 million of convertible notes in July and August 2015, we were obligated to issue to the placement agents warrants for a number of shares equal to 8% of the number of shares of our common stock issued upon conversion of the notes and any accrued interest. The placement agents’ warrants have a term of five years from the date of issuance of the related notes in July and August 2015, an exercise price equal to 100% of the price per share at which equity securities were sold in our next equity financing and provide for cashless exercise. Those warrants were not approved by our stockholders. In connection with the conversions of the notes in February 2016 and May 2016, which were triggered by an equity financing in January 2016 and our public offering of common stock and warrants in May 2016, respectively, we issued warrants to one placement agent to purchase an aggregate of 57 shares of our common stock at a weighted average exercise price of $2,031.58 per share and warrants to the other placement agent to purchase an aggregate of 58 shares of our common stock at a weighted average exercise price of $1,920 per share. In connection with our May 2016 public offering, we issued warrants to purchase an aggregate of 279 shares of common stock at an exercise price of $300 to the underwriters of the public offering. In July 2016, we issued warrants to purchase an aggregate of 221 shares of common stock at an exercise price of $1,600 to initial investors. In connection with our November 2016 public offering, we issued warrants to purchase an aggregate of 1,009 shares of common stock with an exercise price of $300.

In June 2015, our shareholders approved the adoption of a stock and option award plan (the “2015 Plan”). At the Special meeting of stockholders on July 26, 2017, the Aytu Stockholders voted to increase the plan to 3.0 million shares. The 2015 Plan permits grants of equity awards to employees, directors and consultants. The following table displays equity compensation plan information as of June 30, 2018.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	1,798	$325.97	2,961,002
Equity compensation plans not approved by security holders	1,624	$594.63	-

Total	3,422	$453.47	2,961,002

Dividend Policy

We have not paid any cash dividends on our common stock and our Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. Delaware law prohibits us from declaring dividends where, if after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or
●	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

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

Overview, Liquidity and Capital Resources

Aytu is an emerging specialty pharmaceutical company focused on commercializing novel products that address significant medical needs. Aytu is focused on commercializing products that address hypogonadism (low testosterone), insomnia, and male infertility and plans to expand into other therapeutic areas as the company continues to execute on its growth plans.

Prior to the date of this Report, we have financed operations through a combination of private and public debt and equity financings, funds from the sale of our products, and occasionally through divestures of non-strategic assets. Our financing transactions have included private placements of stock and convertible notes, and public offerings of the Company’s equity securities. Since the formation of Aytu in June 2015, the Company has raised approximately $49.9 million from the sale of its securities to investors and the exercise of warrants by investors.

Our operations have historically consumed cash and are expected to continue to require cash, but at a declining rate. The Company’s revenue has increased 14% and 26% for each of the past two fiscal years and is expected to continue to increase, allowing the Company to rely less on its existing cash balance and proceeds from financing transactions. Despite increased revenue, cash used in operations during fiscal year 2018 was $16 million compared to $13.8 million in 2017, due to the Company completing the build-out of its’s commercial infrastructure in 2018. As of the date of this Report, we expect our commercial costs to remain approximately flat or to increase modesty as we continue to focus on revenue growth. Our current asset position of $9.5 million plus the proceeds expected from ongoing product sales will be used to fund operations. We will access the capital markets to fund operations if and when needed, and to the extent it becomes probable that existing cash and other current assets may become exhausted. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms that we consider to be in the best interests of the Company and our stockholders, or at all. However, we have been successful is accessing the capital markets in the past and are confident in our ability to access the capital markets again, if needed. Since the Company does not have a cash balance as of June 30, 2018, sufficient to cover potential operating losses for the twelve months following the expected filing date of this Annual Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) requires us to report that there is an indication that substantial doubt about the Company’s ability to continue as a going concern exists.

If we are unable to raise adequate capital in the future when it is required, we can adjust our operating plans to reduce the magnitude of the capital need under our existing operating plan. Some of the adjustments that could be made include delays of and reductions to product support programs, reductions in headcount, narrowing the scope of one or more of our commercialization programs, or reductions to our research and development programs. Without sufficient operating capital, we could be required to relinquish rights to product candidates on less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

We have incurred accumulated net losses since inception, and at June 30, 2018, we had an accumulated deficit of $79.3 million. Our net loss declined to $10.2 million from $22.5 million for fiscal 2018 and 2017, respectively. We used $16.0 million and $13.8 million in cash from operations during fiscal 2018 and 2017.

Results of Operations—June 30, 2018 Compared to June 30, 2017

Results of operations for the year ended June 30, 2018 (“fiscal 2018”) and the year ended June 30, 2017 (“fiscal 2017”) reflected losses of approximately $10.2 million and $22.5 million, respectively. The decline in losses was driven by increasing revenue, and by non-operating gains resulting from the revaluation of derivative liability related to outstanding warrants and to the reduction of expected milestone payments due to the revaluation of contingent consideration due to GAAP, primarily related to Natesto and the abandonment of the Fiera product offering.

Revenue

Product revenue

We continue to generate material revenues from the commercialization of our products and have recently launched a new product, ZolpiMist, that competes in the $1.8 billion prescription sleep aid market. We recognized approximately $3.7 million and $3.2 million of net revenue from Natesto, ProstaScint, Primsol, MiOXSYS and Fiera sales during fiscal 2018 and 2017, respectively. The addition of ZolpiMist is expected to be additive to the growing base of revenue from Natesto and MiOXSYS. Since we have discontinued the non-strategic assets Primsol, ProstaScint and Fiera, we do not expect to recognize revenue from those products in fiscal year 2019. The majority of our fiscal year 2018 revenue came from Natesto sales. Revenue from Natesto sales increased 155% in fiscal 2018 compared to fiscal 2017.

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. Provisions for these deductions are estimated and recorded concurrently with the recognition of gross revenue from product sales and include coupons, discounts, chargebacks, distributor fees, processing fees, allowances for returns and Medicaid rebates. Provision balances relating to estimated amounts payable to direct customers are netted against accounts receivable and balances relating to indirect customers are included in accounts payable and accrued liabilities. The provisions recorded to reduce gross product sales and net product sales are as follows:

	Year Ended June 30,
	2018	2017

Gross product and service revenue	$7,861,000	$4,694,000
Provisions to reduce gross product sales to net product and service sales	(4,201,000)	(1,472,000)
Net product and service revenue	$3,660,000	$3,222,000

Percentage to net sales	46.6%	68.6%

Expenses

Cost of Sales

The cost of sales of $2.1 million and $1.4 million recognized for fiscal 2018 and fiscal 2017, respectively, are related to the Natesto, ZolpiMist, ProstaScint, Primsol, Fiera, and the MiOXSYS and RedoxSYS Systems. The increase in cost of sales for fiscal 2018 was due to an increase in product sales and the impairment of the AWH inventory, which represented $0.8 million or 38% of the cost of sales for fiscal 2018. We expect cost of sales to increase in the future due to and in line with growth in revenue from product sales.

Research and Development

Research and development costs consist of clinical trials and sponsored research, sponsored research – related party and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Year Ended June 30,
	2018	2017

Clinical trials and sponsored research	$102,000	$956,000
Sponsored research - related party	-	388,000
Consultants and other	66,000	4,000
	$168,000	$1,348,000

Comparison of Years Ended June 30, 2018 and 2017

Research and development expenses decreased $1.2 million, or 87.5%, in fiscal 2018 compared to fiscal 2017. The decrease was due primarily to focusing our resource commitment on our commercial products and our decision to abandon sales and development support of ProstaScint in fiscal 2018, for which we reversed a previously accrued liability in the amount of $398,000 which reduced fiscal year 2018 research and development expenses. We anticipate research and development expense to increase in fiscal 2019 as we anticipate funding a study to further support the clinical application of our MiOXSYS System, and to fund further clinical studies for Natesto to potentially support new claims and to comply with FDA post-marketing study requirements.

Sales, General and Administrative

Sales, general and administrative expenses consist of labor costs, including personnel costs for employees in executive, commercial, business development and operational functions; stock-based compensation; patents and intellectual property; professional fees including legal, auditing, accounting, investor relations, shareholder expense and printing and filing of SEC reports; occupancy, travel and other expenses including rent, governmental and regulatory compliance, insurance, and professional subscriptions; and directors fees. These costs are summarized as follows:

	Year Ended June 30,
	2018	2017

Labor	$8,620,000	$7,488,000
Stock-based compensation	597,000	3,227,000
Professional fees	1,437,000	1,133,000
Occupancy, travel and other	6,523,000	5,267,000
Patent costs	395,000	168,000
Director fees	160,000	160,000
Management fee - related party	-	165,000
	$17,732,000	$17,608,000

Comparison of Years Ended June 30, 2018 and 2017

Sales, general and administrative costs remained approximately level in fiscal 2018 compared to fiscal 2017. The most significant expense was due to labor costs, patent costs, and occupancy, travel and other, which were related to increased labor rates, FDA fees, and increased spend on marketing efforts. This increase was offset by stock-based compensation, compared to fiscal 2017, due to a reduction in the fair value of the stock options and restricted stock that was issued to directors, executives and employees. We expect future selling, general and administrative expenses to remain consistent with historical spending rates.

Impairment of Intangible Assets

The expense related to impairment of intangible assets was $1.9 million for fiscal 2018. The impairment was related to the discontinuation of the Fiera product line due to lower than expected sales performance of the Fiera products and the contract manufacturer no longer supporting the product.

Impairment of intangible assets was $1.3 million for fiscal 2017, which was related to the impairment of the ProstaScint product which was discontinued in fiscal year 2018.

Amortization of Intangible Assets

Amortization expense for the remaining intangible assets was $1.6 million and $1.7 million for fiscal 2018 and fiscal 2017, respectively. This expense is related to corresponding amortization of its finite-lived intangible assets. We expect this expense to remain flat for fiscal 2019.

Net Cash Used in Operating Activities

During fiscal 2018, our operating activities consumed $16.0 million of cash. Our cash use was $5.8 million greater than our net loss, primarily due to non-cash gains such as derivative income and other gains which reduced our fiscal 2018 losses, offset by depreciation, amortization and accretion, and the expense related to the impairment of intangible assets which increased losses in fiscal 2018. Increases in our prepaid expense and decreases in accounts payable and accrued liabilities balance increased cash use in 2018 while an increase in accrued compensation decreased cash use in 2018.

During fiscal 2017, our operating activities used $13.8 million in cash. The use of cash was approximately $8.7 million lower than the net loss due primarily to non-cash charges for asset impairment, stock-based compensation, issuance of restricted stock, depreciation, amortization and accretion, amortization of prepaid research and development - related party, common stock issued to executives, warrants issued to initial investors, and an increase in accounts payable. These charges were offset by a decrease in accrued compensation, accrued liabilities, and accounts receivable, a gain on the sale of an asset, and derivative income.

Net Cash Used in Investing Activities

During fiscal 2018, cash of $484,000 was used to acquire fixed and operating assets in addition to a deposit for office space and a royalty payment.

During fiscal 2017, cash was received through the sale of Primsol, the sale of our common stock investment in Acerus and the merger with Nuelle, Inc. Cash was also used to make contractual payments for acquired products, and to purchase fixed assets.

Net Cash from Financing Activities

Net cash of $22.7 million was provided by financing activities during fiscal 2018. The private placement completed in August 2017 contributed gross proceeds of $11.8 million, which was reduced by offering costs of $1.4 million. The March 2018 Offering provided gross proceeds of $12.9 million, which was reduced by offering costs of $1.3 million. Finally, we received aggregate proceeds of $0.7 million from the exercise of warrants by investors.

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

Recent Developments

Introduction of Natesto Patient Reimbursement Support Services

During the Company’s fourth quarter, several factors contributed to accelerate Natesto revenue growth and to position Natesto for further growth. In the third quarter of 2018, the Company piloted an initiative aimed at improving patient access, increasing prescription fill rates, and improving net revenue per prescription. This initiative, called the Natesto Support Program, introduced a third-party resource that assists patients and physician offices with the insurance approval process for Natesto. The program was rolled out across all sales territories in the fourth quarter of 2018. In conjunction with the roll-out of this initiative, the Company eliminated Company funded $0 prescription vouchers.

As a result of management’s implementation of the Natesto Support Program and despite the discontinuation of $0 vouchers, the Company realized Natesto net revenue growth of 178% with only a 12% decline in unit volume during the fourth quarter of 2018 compared to the third quarter of 2018. Natesto revenue grew from $292,598 in Q3 to $805,212 in Q4. Historically, the use of $0 vouchers represented the largest deduction from gross revenue in the determination of net revenue, so the elimination of these vouchers while essentially maintaining demand were key elements of the significantly increased revenue. The table below represents the rate of coupon usage, which was the most significant factor in driving revenue growth since the implementation of the Natesto Support Program and elimination of Company funded $0 vouchers in the fourth quarter:

Coupons as a percentage of gross revenue decreased each month over the most recent two quarter period:

●	January 2018: 83%

●	February 2018: 59%

●	March 2018: 62%

●	April 2018: 32%

●	May 2018: 31%

●	June 2018: 23%

The Natesto Support Program has since been enhanced by the addition of other services including, among other items, mail order delivery services. This enhancement, called Natesto Direct, was launched in August 2018. Management intends to manage the services under Natesto Direct with changes from time-to-time to provide other features that encourage Natesto initial usage and refill rates. As a result, Natesto is well positioned for both volume and revenue growth.

Natesto Spermatogenesis Study

A significant clinical study of Natesto is underway that may substantially improve the product’s clinical profile and enable access to a broader subset of hypogonadal patients. In the second half of fiscal 2018 the University of Miami’s Department of Urology began an investigator-initiated trial led by Dr. Ranjith Ramasamy, MD, the Director of Reproductive Urology at Miami. The study is entitled Natesto Effects on Testosterone, Luteinizing Hormone, Follicle Stimulating Hormone and Semen Parameters, and is designed to test the hypothesis that treatment of hypogonadal men with Natesto maintains normal or near normal semen parameters, while also assessing Natesto’s impact on gonadotropin levels and endogenous testosterone production.

If this study proves the hypothesis and demonstrates maintenance of semen parameters, gonadotropins, or endogenous testosterone levels, to our knowledge it would be the first such study to demonstrate any of these effects, which could lead to unique clinical claims in Natesto’s product label. The implications of these potential clinical findings are significant as stated by Dr. Ramasamy:

“Currently, there are no FDA-approved therapies to treat men with low testosterone who wish to preserve their fertility. About 20% of men with Low T deal with these decisions, and Natesto could be an alternative for simultaneously increasing testosterone while preserving sperm production.”

The study will assess 40 patients with confirmed hypogonadism (testosterone (T) < 350 on two consecutive samples collected more than 1.5 hours apart in the morning, and each man will complete 2 complete sperm cycles (~ 24 weeks; 6 study visits) while taking Natesto three times daily. More than twenty patients have been enrolled to date, and we anticipate that the study’s final readout will occur around June 2019. An interim data readout is expected in October or November of 2018.

TRT Market Dynamics

Several recent developments in the U.S. testosterone replacement therapy market may favorably impact Natesto’s near and longer-term market position as an FDA-approved treated with an established efficacy and safety profile and being actively marketed by a focused sales infrastructure. First, the market leading product Androgel, has experienced diminished promotion over the last several quarters due to the product’s relative age and importance in the AbbVie product portfolio. As such, there is limited field-based promotion and sampling to high prescribing physicians. Also, Eli Lilly formally discontinued Axiron in July 2017 primarily due to patents expiry resulting in further reduction in promotional voice in the U.S. in the TRT category. With the two market-leading products’ promotional voice reduced or eliminated, this may present a unique opportunity for the Company and Natesto.

Along with the de-prioritization of the two market leading gels, the TRT pipeline assets experienced significant regulatory setbacks recently. Antares Pharma’s injectable candidate Xyosted™ received a Complete Response Letter from the FDA in October 2017 stating that the drug’s New Drug Application was not approvable based on safety data presented in the application. Antares has since resubmitted a New Drug Application, but it remains to be seen whether or not the safety concerns have been sufficiently addressed. In May 2018, Lipocine and Clarus Therapeutics’ oral testosterone candidates were rejected at the FDA following negative FDA advisory committee sentiment expressed in January of 2018 as to the approvability of both compounds. Both products applications contained data demonstrating significant safety concerns, and both applications received a Complete Response Letter. As such, we understand Lipocine is conducting additional safety studies to potentially overcome the safety concerns, but it should be noted that this was the company’s second Complete Response Letter for their candidate, Tlando™. The likelihood of approval in the near term appears in doubt at this time for both oral candidates, and Antares’ PDUFA date for the resubmitted application is in late September with no assurance of approval.

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments is contained in Note 6 to the Financial Statements. We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of June 30, 2018, our internal control over financial reporting is effective based on these criteria.

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

As previously disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2018, on June 11, 2018, Aytu entered into a license agreement with Magna Pharmaceuticals, Inc. On September 5, 2018, Aytu and Magna Pharmaceuticals, Inc. agreed to amend and restate the license agreement effective as of June 11, 2018. The amended and restated license agreement supersedes and replaces the license agreement. Pursuant to the amended and restated license agreement, Magna Pharmaceuticals, Inc. granted to the company an exclusive, sub-licensable, royalty-bearing license in the United States and Canada related to ZolpiMist. The amended and restated license agreement may be terminated by either Aytu or Magna Pharmaceuticals, Inc. on the occurrence of a material breach of the amended and restated license agreement and by Aytu in its discretion upon a sixty (60) day prior written notice and the payment of a termination fee of $50,000. As consideration for the license granted, Aytu made an initial cash payment to Magna Pharmaceuticals, Inc. in the amount of $400,000 on June 11, 2018 and a payment of $300,000 on July 31, 2018. Additionally, the company will pay Magna Pharmaceuticals, Inc. certain royalty fees between 10% and 20% of Net Sales (as defined in the amended and restated license agreement) until 2025.

The foregoing description of the material terms of the amended and restated license agreement is qualified in its entirety by reference to the text of the amended and restated license agreement which is attached hereto as Exhibit 10.31 and is incorporated herein in its entirety by reference.

PART III

Item 10.	Directors and Executive Officers, and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of August 31, 2018. Our Board of Directors is currently comprised of five members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Position
Joshua R. Disbrow	43	Chairman and Chief Executive Officer
Jarrett T. Disbrow	43	Chief Operating Officer
David A. Green	56	Chief Financial Officer, Secretary, and Treasurer
Michael Macaluso	66	Director
Carl C. Dockery	55	Director
John A. Donofrio, Jr.	50	Director
Gary V. Cantrell	63	Director

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

Gary V. Cantrell – Director

Gary Cantrell joined our Board in July 2016. He has 30 years of experience in the life sciences industry ranging from clinical experience as a respiratory therapist to his current position as Principle of Averaden, LLC. Since July 2015, Mr. Cantrell consulted for pharmaceutical and bio technology companies. Most notably, he served as an exclusive business development consultant with Mayne Pharma (ASX: MYX) for 2.5 years. Mr. Cantrell served as CEO of Yasoo Health Inc., a global specialty nutritional company from 2007 through June 2016, highlighted by the sale of its majority asset AquADEKs to Actavis in March 2016. Previously, he was President of The Catevo Group, a U.S.-based healthcare consulting firm. Prior to that, he was Executive Vice President, Sales and Marketing for TEAMM Pharmaceuticals, an Accentia Biopharmaceuticals company, where he led all commercial activities for a public specialty pharmaceutical business. His previous 22 years were at GlaxoSmithKline plc where he held progressively senior management positions in sales, marketing and business development. Mr. Cantrell is a graduate of Wichita State University and serves as an advisor to several emerging life science companies. He served as a director for Yasoo Health Inc., Yasoo Health Limited and Flexible Stenting Solutions, Inc., a leading developer of next generation peripheral arterial, venous, neurovascular and biliary stents, which was sold to Cordis, while a Division of Johnson & Johnson in March 2013. Mr. Cantrell served as a director of Vyrix Pharmaceuticals from February 2014 to April 2015. Mr. Cantrell’s experience in consulting and executive management within the pharmaceutical industry led to the conclusion that he should serve as a director of our company in light of our business and structure.

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

John A. Donofrio, Jr. – Director

John Donofrio joined our Board in July 2016. He is a Senior Finance Executive with over 25 years of experience in the pharmaceutical industry. Mr. Donofrio is trusted finance leader with a proven track record of building strategy, financial management, business partnering, leading teams and strong collaboration among all levels of an organization. In March of 2018, Mr. Donofrio was appointed Chief Financial Officer of TrialCard. TrialCard is a technology-enabled pharmaceutical solutions company that provides patient-centric solutions to the pharmaceutical industry improving access, affordability and adherence to medicines. Mr. Donofrio is responsible for overall finance strategy, accounting, tax, treasury management, reporting and internal controls. Prior to joining TrialCard, he served as the Chief Financial Officer and Head of North American Business Development for Merz North America, or Merz. Merz is a specialty healthcare company dedicated to the development and marketing of innovative quality Aesthetics and Neurosciences products for physicians and patients in the U.S. and Canada. Prior to joining Merz, Mr. Donofrio served as Vice President, Stiefel Global Finance, U.S. Specialty Business and Puerto Rico for Stiefel, a GlaxoSmithKline plc company from July 2009 to July 2013. In that role, Mr. Donofrio was responsible for the financial strategy, management reporting, and overall control framework for the Global Dermatology Business Unit. He was also the Senior Finance Partner accountable for the U.S. Specialty Business Units of GlaxoSmithKline plc. Mr. Donofrio served as a director of Vyrix Pharmaceuticals from February 2014 to April 2015. Mr. Donofrio holds a degree in Accounting from North Carolina State University. Mr. Donofrio’s financial expertise and diverse experience in the pharmaceutical industry, led to the conclusion that he should serve as a director of our company in light of our business and structure.

Michael E. Macaluso – Director

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

David A. Green – Chief Financial Officer, Secretary, and Treasurer

David A. Green has been our Chief Financial Officer since December 18, 2017. Prior to joining Aytu BioScience, Mr. Green was the Chief Accounting Officer from 2016 to 2017 of Intarcia Therapeutics, a biopharmaceutical company engaged in late stage clinical development, where he was involved in IPO readiness and some of the largest private financing transactions in history for a pre-commercial, venture funded, life science company. Mr. Green was a consultant with DAG Associates from 2014 to 2017 working in various senior operating and advisory roles for clients such as Q Therapeutics, Perseon Corporation and Lineagen, Inc.  Mr. Green served as Chief Financial Officer of Catheter Connections, a venture financed medical device company that was acquired by Merit Medical [NASDAQ: MMSI] from 2012 to 2014; and CFO of Specialized Health Products International, a publicly traded medical device company that was acquired by C.R. Bard [NYSE: BCR] from 2006 to 2008. Prior to his operating roles, Mr. Green advised a broad range of life science companies on issues of corporate finance and the use of strategic transactions to accelerate growth as a Managing Director of Duff & Phelps and as a member of Ernst & Young’s Palo Alto Center for Strategic Transactions®.  Mr. Green began his career performing medical research after he received a Bachelor of Science in chemistry from the State University of New York. Mr. Green holds a Masters of Business Administration in finance from the University of Rochester and is a Certified Public Accountant.

Family Relationships

Jarrett T. Disbrow, our Chief Operating Officer, is the brother of Joshua R. Disbrow, our Chief Executive Officer and a director. There are no other family relationships among or between any of our other current or former executive officers and directors.

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

Based solely on our review of the copies of forms we have received, we believe that all such required reports have been timely filed.

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

In establishing executive compensation, our Board is guided by the following goals:

●	compensation should consist of a combination of cash and equity awards that are designed to fairly pay the executive officers and directors for work required for a company of our size and scope;
●	compensation should align the executive officers’ and directors’ interests with the long-term interests of stockholders; and
●	compensation should assist with attracting and retaining qualified executive officers and directors.

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

The following table provides information regarding all compensation paid to non-employee directors of Aytu during the fiscal year ended June 30, 2018.

Name	Fees Earned or Paid in Cash	All Other Compensation (1)	Total

Gary V. Cantrell (2)	$45,000	$101,000	$146,000
Carl C. Dockery (2)	$45,000	$101,000	$146,000
John A. Donofrio Jr. (2)	$45,000	$101,000	$146,000
Michael E. Macaluso (2)	$25,000	$101,000	$126,000

(1)	This column reflects the aggregate grant date fair value of restricted stock.
(2)	As of June 30, 2018, the number of restricted shares held by each non-employee director was as follows: 2,663 restricted shares for Mr. Cantrell; 2,663 restricted shares for Mr. Dockery; 2,663 restricted shares for Mr. Donofrio; 2,663 restricted shares for Mr. Macaluso.

Executive Officer Compensation

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued for the years ended June 30, 2018 and 2017 to each of the following named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Named Executive Officers

Joshua R. Disbrow
Chief Executive Officer	2018	303,000	-	303,000	-	-	-	-	606,000
since December 2012	2017	250,000	-	614,000	189,000	-	-	-	1,053,000

Jarrett T. Disbrow
Chief Operating Officer, Secretary	2018	250,000	-	202,000	-	-	-	-	452,000
and Treasurer	2017	250,000	-	533,000	189,000	-	-	-	972,000

David A. Green (2)
Chief Financial Officer	2018	135,000	-	152,000	-	-	-	-	287,000
since December 2017	2017	-	-	-	-	-	-	-	-

Gregory A. Gould (3)
Chief Financial Officer	2018	96,000	-	-	-	-	-	-	96,000
	2017	10,000	-	533,000	79,000	-	-	-	622,000

(1)	Option awards are reported at fair value at the date of grant. See Item 15 of Part IV, “Notes to the Financial Statements — Note 8 — Equity Instruments.”
(2)	Mr. Green was appointed to Chief Financial Officer, Secretary and Treasurer full time effective December 18, 2017.
(3)	Mr. Gould was appointed to Chief Financial Officer, Secretary and Treasurer full time effective June 16, 2017 and he resigned in November 2017.

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

Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the Named Executive Officers during the year ended June 30, 2018:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Base Price of Stock Awards ($/Share)	Grant Date Fair Value of Stock Awards ($)(1)

Named Executive Officers
Joshua R Disbrow	11/7/2017	7,500	$40.40	$303,000
Jarrett T Disborw	11/7/2017	5,000	$40.40	$202,000
David A. Green	1/2/2018	3,750	$40.40	$151,500

(1)	The amounts reported in this column represent the aggregate grant date fair value computed in accordance with FASB ASC 718, excluding the effect of any estimated forfeitures and may not correspond to the actual value that will be realized by the named executive officer.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table contains certain information concerning unexercised options for the Named Executive Officers as of June 30, 2018.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Named Executive Officers

Joshua R. Disbrow	84	42	-	$328.00	11/11/2025	7,975	2,074	-	-
Joshua R. Disbrow	50	100	-	$328.00	7/7/2026	-	-	-	-
Jarrett T. Disbrow	83	42	-	$328.00	11/11/2025	5,413	1,407	-	-
Jarrett T. Disbrow	50	100	-	$328.00	7/7/2026	-	-	-	-
David A. Green	-	-	-	$-		3,750	975	-	-
Gregory A. Gould	53	-	-	$328.00	11/15/2019	-	-	-	-
Gregory A. Gould	21	-	-	$328.00	11/15/2019	-	-	-	-

(1)	Based on $0.26 per share which was the closing price of our common stock on NASDAQ on June 29, 2018, the last trading day of that fiscal year.

Employment Agreements

We entered into an employment agreement with Joshua Disbrow in connection with his employment as our Chief Executive Officer. The agreement is for a term of 24 months beginning on April 16, 2015, subject to termination by us with or without Cause or as a result of officer’s disability, or by the officer with or without Good Reason (as defined below). Mr. Disbrow is entitled to receive $250,000 in annual salary, plus a discretionary performance bonus with a target of 125% of his base salary. Mr. Disbrow is also eligible to participate in the benefit plans maintained by us from time to time, subject to the terms and conditions of such plans. On April 16, 2017, we extended this agreement for another 24 months.

We entered into an employment agreement with Jarrett Disbrow, our Chief Operating Officer, in connection with his employment with us. The agreement is for a term of 24 months beginning on April 16, 2015, subject to termination by us with or without Cause or as a result of the officer’s disability, or by the officer with or without Good Reason (as defined below). Mr. Disbrow is entitled to receive $250,000 in annual salary, plus a discretionary performance bonus with a target of 125% of his base salary. Mr. Disbrow is also eligible to participate in the benefit plans maintained by us from time to time, subject to the terms and conditions of such plans. On April 16, 2017, we extended this agreement for another 24 months.

On June 15, 2017, we entered into an employment agreement with Gregory A. Gould, effective June 16, 2017, to serve as our Chief Financial Officer. Mr. Gould had been serving as our Chief Financial Officer on a part-time basis since April 2015. The agreement is identical to the two-year employment agreement entered into effective April 16, 2017, with Jarrett Disbrow, our Chief Operating Officer, except for the position that Mr. Gould is to occupy. The agreement is for a term of 24 months beginning on June 16, 2017, subject to termination by us with or without Cause (as defined below) or as a result of Mr. Gould’s disability, or by Mr. Gould with or without Good Reason (as defined below). Mr. Gould is entitled to receive $250,000 in annual salary, plus a discretionary performance bonus with a target of 125% of his base salary, based on his individual achievements and company performance objectives established by the board or the compensation committee in consultation with Mr. Gould. Mr. Gould is also eligible to participate in the benefit plans maintained by us from time to time, subject to the terms and conditions of such plans. On October 26, 2017, Gregory A. Gould resigned as the Chief Financial Officer of Aytu BioScience, Inc. Mr. Gould’s resignation became effective on November 15, 2017.

We entered into an employment agreement with David A. Green, effective December 18, 2017, to serve as our Chief Financial Officer. The agreement is subject to termination by us with or without Cause (as defined below) or as a result of Mr. Green’s disability, or by Mr. Green with or without Good Reason (as defined below). Mr. Green is entitled to receive $250,000 in annual salary, plus a discretionary performance bonus with a target of 50% of his base salary, based on his individual achievements and company performance objectives established by the board or the compensation committee in consultation with Mr. Green. Mr. Green is also eligible to participate in the benefit plans maintained by us from time to time, subject to the terms and conditions of such plans.

Payments Provided Upon Termination for Good Reason or Without Cause

Pursuant to the employment agreements, in the event employment is terminated without Cause by us or the officer terminates his employment with Good Reason, we will be obligated to pay him any accrued compensation and a lump sum payment equal to two times his base salary in effect at the date of termination, as well as continued participation in the health and welfare plans for up to two years. All vested stock options shall remain exercisable from the date of termination until the expiration date of the applicable award. So long as a Change in Control is not in effect, then all options which are unvested at the date of termination Without Cause or for Good Reason shall be accelerated as of the date of termination such that the number of option shares equal to 1/24th the number of option shares multiplied by the number of full months of such officer’s employment shall be deemed vested and immediately exercisable by the officer. Any unvested options over and above the foregoing shall be cancelled and of no further force or effect and shall not be exercisable by such officer.

“Good Reason” means, without the officer’s written consent, there is:

●	a material reduction in the officer’s overall responsibilities or authority, or scope of duties (it being understood that the occurrence of a Change in Control shall not, by itself, necessarily constitute a reduction in the officer’s responsibilities or authority);
●	a material reduction of the level of the officer’s compensation (excluding any bonuses) (except where there is a general reduction applicable to the management team generally, provided, however, that in no case may the base salary be reduced below certain specified amounts); or
●	a material change in the principal geographic location at which the officer must perform his services.

“Cause”, means:

●	conviction of, or entry of a plea of guilty to, or entry of a plea of nolo contendere with respect to, any crime, other than a traffic violation or a misdemeanor;
●	willful malfeasance or willful misconduct by the officer in connection with his employment;
●	gross negligence in performing any of his duties;
●	willful and deliberate violation of any of our policies;
●	unintended but material breach of any written policy applicable to all employees adopted by us which is not cured to the reasonable satisfaction of the board;
●	unauthorized use or disclosure of any proprietary information or trade secrets of us or any other party as to which the officer owes an obligation of nondisclosure as a result of the officer’s relationship with us;
●	willful and deliberate breach of his obligations under the employment agreement; or
●	any other material breach by officer of any of his obligations which is not cured to the reasonable satisfaction of the board.

Payments Provided Upon a Change in Control

In the event of a Change in Control of us, all stock options, restricted stock and other stock-based grants granted or may be granted in the future by us to the officers will immediately vest and become exercisable.

“Change in Control” means: the occurrence of any of the following events:

●	the acquisition by any individual, entity, or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) (the “Acquiring Person”), other than us, or any of our Subsidiaries, of beneficial ownership (within the meaning of Rule 13d-3- promulgated under the Exchange Act) of 50% or more of the combined voting power or economic interests of the then outstanding voting securities of us entitled to vote generally in the election of directors (excluding any issuance of securities by us in a transaction or series of transactions made principally for bona fide equity financing purposes); or
●	the acquisition of us by another entity by means of any transaction or series of related transactions to which we are party (including, without limitation, any stock acquisition, reorganization, merger or consolidation but excluding any issuance of securities by us in a transaction or series of transactions made principally for bona fide equity financing purposes) other than a transaction or series of related transactions in which the holders of the voting securities of us outstanding immediately prior to such transaction or series of related transactions retain, immediately after such transaction or series of related transactions, as a result of shares in us held by such holders prior to such transaction or series of related transactions, at least a majority of the total voting power represented by the outstanding voting securities of us or such other surviving or resulting entity (or if we or such other surviving or resulting entity is a wholly-owned subsidiary immediately following such acquisition, its parent); or
●	the sale or other disposition of all or substantially all of the assets of us in one transaction or series of related transactions.

Our only obligation to Joshua Disbrow and Jarrett Disbrow had a Change in Control occurred as of June 30, 2018, would be the acceleration of the vesting of all options held by them at that date. On June 30, 2018, the closing price of our common stock was below the exercise price for all of the options held by Joshua Disbrow and Jarrett Disbrow and therefore there would have been no economic benefit to them upon the acceleration of vesting of those options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of August 31, 2018 for:

●	each beneficial owner of more than 5% of our outstanding common stock;
●	each of our director and named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common stock that can be acquired within 60 days of August 31, 2018. The percentage ownership information shown in the table is based upon 1,801,411 shares of common stock outstanding as of August 31, 2018.

Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are immediately exercisable or exercisable within 60 days of August 31, 2018. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The information in the tables below are based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Aytu BioScience, Inc., 373 Inverness Parkway, Suite 206, Englewood, Colorado 80112.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Directors and Named Executive Officers:
Joshua R. Disbrow (1)	42,360	2.33%
Jarrett T. Disbrow (2)	39,715	2.18%
David A. Green (3)	10,410	*	%
Michael Macaluso (4)	2,843	*	%
Carl C. Dockery (5)	4,795	*	%
John Donofrio (6)	2,701	*	%
Gary Cantrell (7)	2,878	*	%
All directors and executive officers as a group (seven persons)	105,702	5.74%

*	Represents beneficial ownership of less than 1%.

(1)	Consists of (i) 16,573 shares, (ii) 7,975 restricted shares, (iii) 184 vested options to purchase shares of stock, and (iv) 17,628 shares issuable upon the exercise of warrants. Does not include 116 shares held by an irrevocable trust for estate planning in which Mr. Disbrow is a beneficiary. Mr. Disbrow does not have or share investment control over the shares held by the trust, Mr. Disbrow is not the trustee of the trust (nor is any member of Mr. Disbrow’s immediate family) and Mr. Disbrow does not have or share the power to revoke the trust. As such, under Rule 16a-8(b) and related rules, Mr. Disbrow does not have beneficial ownership over the shares purchased and held by the trust.
(2)	Consists of (i) 16,562 shares, (ii) 5,413 restricted shares, (iii) shares underlying 184 vested options to purchase shares of common stock and (iv) 17,556 shares issuable upon the exercise of warrants. Does not include 116 shares held by an irrevocable trust for estate planning in which Mr. Disbrow is a beneficiary. Mr. Disbrow does not have or share investment control over the shares held by the trust, Mr. Disbrow is not the trustee of the trust (nor is any member of Mr. Disbrow’s immediate family) and Mr. Disbrow does not have or share the power to revoke the trust. As such, under Rule 16a-8(b) and related rules, Mr. Disbrow does not have beneficial ownership over the shares purchased and held by the trust.
(3)	Consists of restricted shares
(4)	Consists of (i) 75 shares, (ii) 2,663 restricted shares, and (iii) vested options to purchase 105 shares of common stock.
(5)	Consists of (i) 2,663 restricted shares, (ii) shares underlying vested options to purchase 38 shares of common stock, and (iii) 2,094 shares held by Alpha Venture Capital Partners, L.P Mr. Dockery is the President of the general partner of Alpha Venture Capital Partners, L.P. and therefore may be deemed to beneficially own the shares beneficially owned by Alpha Venture Capital Partners, L.P.
(6)	Consists of (i) 2,663 restricted shares, and (ii) vested options to purchase 38 shares of common stock.
(7)	Consists of (i) 2,663 restricted shares, (ii) 177 shares, and (iii) vested options to purchase 38 shares of common stock.

Information regarding our equity compensation plans is contained in Part II, Item 5.

Item 13.	Certain Relationships, Related Transactions, and Director Independence

Related Party Transactions

We describe below all transactions and series of similar transactions, other than compensation arrangements, during the last three fiscal years, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and
●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Executive Stock Purchases

Two Aytu executive officers, Joshua Disbrow and Jarrett Disbrow, participated in the August 2017 offering. Each officer purchased 4,167 units.

Three Aytu executive officers, Joshua Disbrow, Jarrett Disbrow and David Green, participated in the March 2018 offering. Joshua Disbrow and Jarrett Disbrow each purchased 11,306 units. Mr. Green purchased 3,330 units.

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

Co-Pay Support

In June 2018, the Company entered into a master services agreement with TrialCard Incorporated (“TCI”), a vendor selected to support the Company sponsored co-pay program. In supporting the program, TCI will make disbursements to qualified patients presenting valid prescriptions for Natesto and ZolpiMist on behalf of Aytu. Disbursements will be based upon business rules determined by Aytu. The Company agreed to pay fees monthly to TCI for account management, data analytics, implementation, and technology and to reimburse TCI for certain direct costs incurred by TCI to support the Company’s program. Expenses are expected to be approximately $19,000 per month based on volumes and performance of our program. One of the Aytu directors, Mr. Donofrio, is an executive officer of TCI and has no direct interest in the arrangement.

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

Director Independence

Our common stock is listed on the NASDAQ Capital Market. Therefore, we must comply with the exchange rules regarding director independence. Audit Committee members must satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, for listed companies. In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

Three of our five directors are independent under the definition of NASDAQ. The other two directors are not independent under either definition due to (i) being an executive officer of our Company, in the case of Josh Disbrow, and (ii) the payments we make to Ampio under the services agreement with Aytu, in the case of Mr. Macaluso.

Item 14.	Principal Accountant Fees and Services

EKS&H LLLP has served as our independent auditor since April 2015 and has been appointed by our Board of Directors to continue as our independent auditor for the fiscal year ending June 30, 2018.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, EKS&H LLLP, for the audit of our annual financial statements for the respective periods, all of which were approved by our full Board of Directors for fiscal 2017 and by the Audit Committee for fiscal 2018.

	Year Ended June 30,
	2018	2017
Audit fees (1)	223,000	132,000
Audit-related fees (2)	52,000	90,000
Tax fees (3)	-	-
Total Fees	275,000	222,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees. In 2018 we also completed a full audit of Nuelle upon the acquisition.
(2)	Audit-related fees for both fiscal year 2017 and 2018 were comprised of fees related to registration statements, including for our November 2016 public offering, our August 2017 private offering, S-3 filing and our March 2018 public offering, respectively.
(3)	Tax fees are comprised of tax compliance, preparation and consultation fees.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)(1)	Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets as of June 30, 2018 and 2017

●	Consolidated Statements of Operations for the years ended June 30, 2018 and 2017

●	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2018 and 2017

●	Consolidated Statements of Cash Flows for the years ended June 30, 2018 and 2017

●	Consolidated Notes to the Financial Statements

(a)(2)	Financial Statement Schedules

Not Applicable.

(a)(3)	Exhibits

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation	8-K	6/09/15	3.1

3.2	Certificate of Amendment of Certificate of Incorporation effective June 1, 2016	8-K	6/02/16	3.1

3.3	Certificate of Amendment of Certificate of Incorporation, effective June 30, 2016	8-K	7/01/16	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on August 11, 2017.	8-K	8/16/17	3.1

3.5	Certificate of Amendment of Certificate of Incorporation, effective August 25, 2017	8-K	8/29/17	3.1

3.6	Certificate of Amendment of Certificate of Incorporation, effective August 10, 2018	8-K	8/10/18	3.1

3.7	Bylaws	8-K	6/09/15	3.2

4.2	Form of Placement Agent Warrant issued in 2015 Convertible Note Financing	8-K	7/24/15	4.2

4.3	Warrant Agent Agreement, dated May 6, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC.	8-K	5/6/16	4.1

4.4	First Amendment to May 6, 2016 Warrant Agent Agreement between Aytu BioScience, Inc. and VStock Transfer LLC.	S-1	9/21/16	4.5

4.5	Warrant Agent Agreement, dated November 2, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC.	8-K	11/2/16	4.1

4.6	Form of Amended and Restated Underwriters’ Warrant (May 2016 Financing)	8-K	3/1/17	4.1

4.7	Form of Amended and Restated Underwriters’ Warrant (October 2016 Financing)	8-K	3/1/17	4.2

4.8	Form of Common Stock Purchase Warrant issued on August 15, 2017.	8-K	8/16/17	4.1

10.2#	Asset Purchase Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Valeant International (Barbados) SRL, effective as of December 2, 2011	8-K/A	6/08/15	10.4

10.3#	Manufacturing and Supply Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Ethypharm S.A., dated September 10, 2012	8-K/A	6/08/15	10.5

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

10.4	License, Development and Commercialization Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Daewoong Pharmaceuticals Co., Ltd., effective as of August 23, 2011				X

10.5#	Distribution Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and FBM Industria Farmaceutica, Ltda., dated as of March 1, 2012	8-K/A	6/08/15	10.7

10.6#	Distribution and License Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Endo Ventures Limited, dated April 9, 2014	8-K/A	6/08/15	10.8

10.7#	Sponsored Research Agreement between the Registrant (as assigned to it by Ampio/Luoxis) and Trauma Research LLC, dated September 1, 2009	8-K/A	6/08/15	10.9

10.8#	Addendum No. 4 to Sponsored Research Agreement between the Registrant (as assigned to it by Ampio/Luoxis) and Trauma Research LLC, dated March 17, 2014	8-K	5/27/15	10.14

10.9	Promissory Note issued by Ampio to the Registrant on April 16, 2015	8-K	4/22/15	10.11

10.10	Subscription Agreement between the Registrant and Ampio, dated April 16, 2015	8-K	4/22/15	10.12

10.11	Voting Agreement between the Registrant and Ampio, dated April 21, 2015				X

10.12	Asset Purchase Agreement between Jazz Pharmaceuticals, Inc. and Rosewind Corporation, dated May 20, 2015	8-K	5/27/15	10.14

10.13	Form of Note Purchase Agreement for 2015 Convertible Note Financing	8-K	7/24/15	10.1

10.14	Asset Purchase Agreement, dated October 5, 2015, between Aytu BioScience, Inc. and FSC Laboratories, Inc.	8-K	10/07/15	10.18

10.15	Master Services Agreement between Biovest International, Inc. and Aytu BioScience, Inc., entered into on October 8, 2015, and effective October 5, 2015	8-K	10/13/15	10.19

10.16	Form of Subscription Agreement for January 2016 common stock purchases	8-K	1/20/16	10.1

10.17	License and Supply Agreement between the Registrant and Acerus Pharmaceuticals Corporation, dated April 22, 2016	8-K	4/25/16	10.1

10.18	Subscription Agreement between the Registrant and Acerus Pharmaceuticals Corporation, dated April 22, 2016	8-K	4/25/16	10.2

10.19	First Amendment, dated May 15, 2016, to Employment Agreement dated September 16, 2015 between Aytu BioScience, Inc. and Jonathan McGrael	8-K	5/16/16	10.1

10.20	Purchase Agreement, dated July 27, 2016, by and between Aytu BioScience, Inc. and Lincoln Park Capital Fund, LLC.	8-K	7/28/16	10.1

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

10.21	Registration Rights Agreement dated July 27, 2016, by and between Aytu BioScience, Inc. and Lincoln Park Capital Fund, LLC.	8-K	7/28/16	10.2

10.22†	Employment Agreement, effective as of April 16, 2017, between Aytu BioScience, Inc. and Joshua R. Disbrow.	8-K	4/18/17	10.1

10.23†	Employment Agreement, effective as of April 16, 2017, between Aytu BioScience, Inc. and Jarrett T. Disbrow.	8-K	4/18/17	10.2

10.24	Asset Purchase Agreement, dated March 31, 2017, between Allegis Holdings, LLC and Aytu BioScience, Inc.	10-Q	5/11/17	10.1

10.25#	Merger Agreement, dated May 3, 2017, between Nuelle, Inc. and Aytu BioScience, Inc.	10-K	8/31/17	10.25

10.26†	Employment Agreement, effective as of June, 2017, between Aytu BioScience, Inc. and Gregory A. Gould.	8-K	6/19/17	10.1

10.27†	2015 Stock Option and Incentive Plan, as amended on July 26, 2017.	8-K	7/27/17	10.1

10.28	Securities Purchase Agreement, dated August 11, 2017, between Aytu BioScience, Inc. and the investors named therein.	8-K	8/16/17	10.1

10.29	Registration Rights Agreement, dated August 11, 2017, between Aytu BioScience, Inc. and the investors named therein.	8-K	8/16/17	10.2

10.30	Warrant Exercise Agreement dated March 23, 2018	8-K	3/28/18	10.1

10.31	Amended and Restated Exclusive License Agreement, dated June 11, 2018, between Aytu BioScience, Inc. and Magna Pharmaceuticals, Inc.				X

23.1	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.				X

31.1	Certificate of the Chief Executive Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101*	XBRL (extensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2018 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.				X

†	Indicates is a management contract or compensatory plan or arrangement.
#	The company has received confidential treatment of certain portions of this agreement. These portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AYTU BIOSCIENCE, INC.

Date: September 6, 2018	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on September 6, 2018.

Signature	Title

/s/ Joshua R. Disbrow	Chairman and Chief Executive Officer (Principal Executive Officer)
Joshua R. Disbrow

/s/ David A. Green	Chief Financial Officer (Principal Financial and Accounting Officer)
David A. Green

/s/ Michael Macaluso	Director
Michael Macaluso

/s/ Carl Dockery	Director
Carl Dockery

/s/ John Donofrio Jr.	Director
John Donofrio Jr.

/s/ Gary Cantrell	Director
Gary Cantrell

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AYTU BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Aytu BioScience, Inc.

Englewood, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Aytu BioScience, Inc. (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each year in the two-year period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each year in the two- year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

Denver, Colorado
September 6, 2018

We have served as the Company’s auditor since 2015.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$7,012,527	$802,328
Restricted cash	100,000	75,214
Accounts receivable, net	578,782	528,039
Inventory, net	1,338,973	1,312,221
Prepaid expenses and other	440,009	310,760
Total current assets	9,470,291	3,028,562

Fixed assets, net	218,684	647,254
Developed technology, net	-	1,337,333
Customer contracts, net	-	77,667
Trade names, net	-	164,037
Licensed assets, net	11,120,086	9,231,072
Goodwill	-	238,426
Patents, net	245,944	271,278
Deposits	5,088	2,888
Total long-term assets	11,589,802	11,969,955

Total assets	$21,060,093	$14,998,517

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other	$2,119,672	$2,220,400
Accrued liabilities	185,882	782,536
Accrued compensation	540,674	339,704
Current deferred rent	1,450	6,673
Current contingent consideration	547,100	261,155
Total current liabilities	3,394,778	3,610,468

Long-term contingent consideration	4,146,829	7,386,782
Long-term deferred rent	-	1,451
Warrant derivative liability	93,981	-
Total liabilities	7,635,588	10,998,701

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; none issued	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 1,794,762 and 41,244, respectively as of June 30, 2018 and 2017	179	4
Additional paid-in capital	92,681,918	73,069,541
Accumulated deficit	(79,257,592)	(69,069,729)
Total stockholders’ equity	13,424,505	3,999,816

Total liabilities and stockholders’ equity	$21,060,093	$14,998,517

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended June 30,
	2018	2017

Product revenue, net	$3,660,120	$3,221,590
Total product revenue	3,660,120	3,221,590

Operating expenses
Cost of sales	2,050,544	1,417,355
Research and development	167,595	959,857
Research and development - related party (Note 9)	-	387,960
Sales, general and administrative	17,732,490	17,442,627
Sales, general and administrative - related party (Note 9)	-	165,131
Impairment of intangible assets	1,856,020	1,265,125
Amortization of intangible assets	1,553,705	1,708,771
Total operating expenses	23,360,354	23,346,826

Loss from operations	(19,700,234)	(20,125,236)

Other (expense) income
Interest (expense)	(749,423)	(2,534,358)
(Loss) on investment	-	(61,519)
Other gain	6,277,873	-
Derivative income	3,983,921	212,809
Total other (expense)	9,512,371	(2,383,068)

Net loss	$(10,187,863)	$(22,508,304)

Weighted average number of common shares outstanding	665,605	466,024

Basic and diluted net loss per common share	$(15.31)	$(48.30)

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

Balance - June 30, 2016	-	$-	9,355	$1	$56,646,677	$(46,561,425)	$10,085,253

Lincoln Park stock issuance, net of issuance costs $90,924	-	-	966	-	648,933	-	648,933
Stock-based compensation	-	-	-	-	2,502,092	-	2,502,092
Issuance of restricted stock	-	-	2,500	-	724,613	-	724,613
Common stock issued to executives	-	-	357	-	509,996	-	509,996
Issurance of warrants to initial investors	-	-	-	-	596,434	-	596,434
Issuance of common stock, net of $997,865 in issuance costs	-	-	14,338	1	3,671,580	-	3,671,581
Warrants issued in connection with registered offering	-	-	-	-	3,470,646	-	3,470,646
Warrants issued in connection with registered offering to the placement agents for the over-allotment option	-	-	-	-	172,629	-	172,629
Warrants issued in connection with the registered offering to the placement agents, non-cash issuance costs	-	-	-	-	292,630	-	292,630
Warrant tender offer, net of $312,159 in issuance costs	-	-	7,478	1	1,931,122	-	1,931,123
Warrant amendments	-	-	-	-	64,690	-	64,690
Investment in Subsidiary	-	-	6,250	1	1,837,499	-	1,837,500
Net loss	-	-	-	-	-	(22,508,304)	(22,508,304)

Balance - June 30, 2017	-	-	41,244	4	73,069,541	(69,069,729)	3,999,816

Stock-based compensation	-	-	-	-	348,515	-	348,515
Issuance of restricted stock	-	-	38,350	4	248,415	-	248,419
Earn-out payment to Nuelle shareholders	-	-	3,208	-	250,000	-	250,000
Issuance of preferred and common stock, net of $1,402,831 in cash issuance costs	113	1	159,834	16	6,319,150	-	6,319,167
Issuance of preferred and common stock, net of $1,294,235 in cash issuance costs	161	1	1,076,000	108	9,166,316	-	9,166,425
Warrants issued in connection with registered offering	-	-	-	-	2,439,360	-	2,439,360
Preferred stock converted in common stock	(274)	(2)	394,839	39	(37)	-	-
S-3 registered offering cost	-	-	-	-	(60,450)	-	(60,450)
Warrant exercises	-	-	80,750	8	677,092	-	677,100
Issuance of warrants	-	-	-	-	179,287	-	179,287
Warrant amendments	-	-	-	-	4,633	-	4,633
Warrant exercise of derivative warrants	-	-	-	-	40,096	-	40,096
Adjustment for rounding of shares due to stock split	-	-	537	-	-	-	-
Net loss	-	-	-	-	-	(10,187,863)	(10,187,863)

Balance - June 30, 2018	-	$-	1,794,762	$179	$92,681,918	$(79,257,592)	$13,424,505

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(10,187,863)	$(22,508,304)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	2,591,270	4,364,680
Impairment of intangible assets	1,856,020	1,265,125
Stock-based compensation expense	348,515	2,502,092
Issuance of restricted stock	248,419	724,613
Other gain	(6,277,873)	-
Warrants issuance and amendments	183,920	1,507
Derivative income	(3,983,921)	(212,809)
Amortization of prepaid research and development - related party (Note 9)	-	335,454
Loss on investment	-	61,519
Common stock issued to executives	-	509,996
Issuance of warrants to initial investors	-	596,434
Gain on sale of asset	-	(428,374)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(50,743)	(355,031)
(Increase) decrease in inventory	(26,752)	195,427
(Increase) in prepaid expenses and other	(129,249)	(95,202)
(Decrease) increase in accounts payable and other	(109,707)	493,217
(Decrease) in accrued liabilities	(596,654)	(414,570)
Increase (decrease) in accrued compensation	200,970	(861,226)
(Decrease) in deferred rent	(6,674)	(4,200)
Net cash used in operating activities	(15,940,322)	(13,829,652)
Cash flows used in investing activities:
Deposit	(2,200)	-
Purchases of fixed assets	(74,707)	(111,608)
Contingent consideration payment	(7,385)	-
Purchase of assets	(400,000)	(6,000,000)
Investment in Acerus	-	1,071,707
Sale of investment in Acerus cost	-	(91,864)
Sales of Primsol assets	-	1,750,000
Purchase of Primsol asset	-	(750,000)
Cash proceed from Nuelle	-	613,309
Cost related to Nuelle acquisition	-	(16,082)
Net cash used in investing activities	(484,292)	(3,534,538)
Cash flows from financing activities:
Issuance of preferred, common stock and warrants	11,839,995	-
Issuance costs related to preferred, common stock and warrants	(1,402,831)	-
Issuance of preferred, common stock and warrants	12,900,020	-
Issuance costs related to preferred, common stock and warrants	(1,294,235)	-
Warrant exercises	677,100	-
S-3 registered offering cost	(60,450)	-
Issuance of common stock to Lincoln Park	-	739,857
Costs related to the sale of common stock	-	(90,924)
Warrant tender offer	-	2,243,282
Warrant tender offer cost	-	(312,159)
Registered offering	-	8,602,499
Registered offering costs	-	(997,865)
Over-allotment warrants purchased by placement agents	-	2,852
Net cash provided by financing activities	22,659,599	10,187,542
Net change in cash and cash equivalents	6,234,985	(7,176,648)
Cash and cash equivalents at beginning of period	877,542	8,054,190
Cash and cash equivalents at end of period	$7,112,527	$877,542
Warrants issued to investors and underwriters (see Note 4)	$4,117,997	$-
Warrant exercise of derivative warrants	$40,096	$-
Contingent consideration included in accounts payable	$8,980	$-
Earn-out payment to Nuelle Shareholders	$250,000	$-
Purchase of asset included in contingent consideration	$293,216	$-
Contingent consideration	$2,553,169	$-
Issuance of common stock to Nuelle share holders	$-	$1,837,500
Fixed assets included in accounts payable	$-	$10,789
Warrants issued in connection with the equity financing to the placement agents	$-	$292,630
Warrants amended in connection with warrant tender offer	$-	$63,182

The accompanying notes are an integral part of these financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Notes to the Financial Statements

Note 1 – Business, Basis of Presentation, Business Combinations, Divestitures, License/Supply Agreement and Merger

Business

Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is an emerging specialty pharmaceutical company focused on commercializing novel products that address significant medical needs. Aytu is focused on commercializing products that address hypogonadism (low testosterone), insomnia, and male infertility and plans to expand into other therapeutic areas.

Basis of Presentation

The audited consolidated financial statements include the operations of Aytu and its wholly-owned subsidiary, Aytu Women’s Health, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). On August 10, 2018, Aytu effected a reverse stock split in which each common stockholder received one share of common stock for every 20 shares outstanding (herein referred to collectively as the “Reverse Stock Splits”). All share and per share amounts in this report have been adjusted to reflect the effect of these Reverse Stock Splits.

Business Combination—ProstaScint

In May 2015, Aytu completed an asset purchase agreement with Jazz Pharmaceuticals, Inc. (“Jazz Pharmaceuticals”). Pursuant to the agreement, Aytu purchased assets related to the Jazz Pharmaceuticals’ product known as ProstaScint® (capromab pendetide), a late life cycle imaging agent, including certain intellectual property and contracts, and the product approvals, inventory and work in progress (together, the “ProstaScint Business”), and assumed certain of Jazz Pharmaceuticals’ liabilities, including those related to product approvals and the sale and marketing of ProstaScint. The purchase price consists of the upfront payment of $1.0 million. We will pay a revenue share of 8% on net sales made after October 31, 2017, payable up to a maximum aggregate payment of an additional $2.5 million. The contingent consideration was initially valued at $664,000 and was revalued as of June 30, 2017 at $54,000 using a discounted cash flow. As of June 30, 2018, the value for the contingent consideration was adjusted to $0 based upon the abandonment of ProstaScint in the quarter ended June 30, 2018, thus resulting in no future revenues around this product.

Pursuant to the asset purchase agreement, we were required to make our first revenue share payment to Jazz Pharmaceuticals during the March 31, 2018 quarter which was approximately $7,400. We will make our final revenue share payment to Jazz Pharmaceuticals in the first quarter of fiscal 2019, which is approximately $9,000.

At June 30, 2017, the ProstaScint asset was determined to be impaired based upon sales projections at that time and because we were planning to discontinue sales of ProstaScint in fiscal 2019, consistent with product expiry dating. The value for the intangible assets were adjusted to $54,000 for developed technology, $7,000 for trade names and $0 for customer contracts. At June 30, 2018, we reevaluated the ProstaScint asset and abandoned sales of ProstaScint in the current fiscal year, and we recognized the remainder of the amortization expense in the quarter ended June 30, 2018. The amortization expense was $61,000 and $159,000 for fiscal 2018 and 2017, respectively.

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

Amortization expense of $0 and $184,000 was recognized in fiscal 2018 and fiscal 2017, respectively.

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

License and Supply Agreement—Natesto

In April 2016, Aytu entered into and closed a license and supply agreement to acquire the exclusive U.S. rights to Natesto® (testosterone) nasal gel from Acerus Pharmaceuticals Corporation (“Acerus”). We acquired the right effective upon the expiration of the former licensee’s rights, which occurred on June 30, 2016. The licensee’s term runs for the greater of eight years or until the expiry of the latest to expire patent including claims covering Natesto and until the entry on the market of at least one AB-rated generic product.

Aytu made an upfront payment of $2.0 million to Acerus upon execution of the agreement. In October 2016, we paid an additional $2.0 million. In January 2017, Aytu paid the final upfront payment of $4.0 million. Aytu also purchased, on April 28, 2016, an aggregate of 12,245,411 shares of Acerus common stock for Cdn. $2.5 million (approximately US $2.0 million), with a purchase price per share equal to Cdn. $0.207 or approximately US $0.16 per share. These shares were a held for sale trading security and were valued at fair market value. Aytu could not dispose of these shares until after August 29, 2016. During fiscal 2017, Aytu sold all of these shares. The gross proceeds from the sales totaled $1.1 million, the cost of the sales totaled $92,000, and we recognized a loss on investment of $0 and $62,000 during fiscal 2018 and 2017, respectively.

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

The fair value of the net identifiable asset acquired totaled $10.5 million which is being amortized over eight years. The amortization expense for fiscal 2018 and fiscal 2017 was $1.3 million, respectively. The estimated future amortization of Natesto after June 30, 2018 is as follows:

2019	1,319,000
2020	1,319,000
2021	1,319,000
2022	1,319,000
2023	1,319,000
Thereafter	1,317,000
$7,912,000

The contingent consideration was initially valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2018, the contingent consideration was revalued at $1.8 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables. The contingent consideration accretion expense for fiscal 2018 and 2017 was $694,000, and $228,000, respectively.

License and Supply Agreement—ZolpiMist

In June 2018, Aytu signed an exclusive license agreement for ZolpiMist™ (Zolpidem Tartrate Oral Spray) from Magna Pharmaceuticals, Inc., (“Magna”). This agreement allows for Aytu’s exclusive commercialization of ZolpiMist in the U.S. and Canada.

Aytu made an upfront payment of $400,000 to Magna upon execution of the agreement. In July 2018, we paid an additional $300,000, of which, $297,000 was included in current contingent consideration at June 30, 2018.

The intangible asset was valued at $3.2 million and will be amortized over the life of the license agreement up to seven years. The Company’s allocation on consideration transferred for ZolpiMist as of the purchase date of June 11, 2018 was as follows:

Fair Value

Intangible assets	3,200,000

Total assets acquired	$3,200,000

The amortization expense for fiscal 2018 was $39,000. The estimated future amortization of ZolpiMist after June 30, 2018 is as follows:

2019	464,000
2020	464,000
2021	464,000
2022	464,000
2023	464,000
Thereafter	888,000
$3,208,000

We also agreed to make certain royalty payments to Magna which will be calculated as a percentage of our ZolpiMist net sales which will be payable within 45 days of the end of the quarter during which the applicable net sales occur.

●	Twenty percent (20%) of Net Sales during the period commencing on the effective date and continuing through May 31, 2020
●	Fifteen percent (15%) of Net Sales during the period commencing on the effective date and continuing through May 31, 2022
●	Ten percent (10%) of Net Sales during the period commencing on the effective date and continuing through May 31, 2025

The contingent consideration, related to these royalty payments, was valued at $2.6 million using a Monte Carlo simulation, as of June 11, 2018. The contingent consideration accretion expense for fiscal 2018 and 2017 was $23,000, and $0, respectively.

Merger/Subsidiary

In May 2017, Aytu Women’s Health, LLC., (“AWH”) a wholly-owned subsidiary of Aytu, acquired Nuelle, Inc. (“Nuelle”), a women’s sexual health company. This transaction expanded our product portfolio with the addition of the Fiera® personal care device for women.

In the Merger, (i) each share of Nuelle common stock and each option or warrant to purchase Nuelle stock was cancelled, and (ii) each share of Nuelle preferred stock was converted into the right to receive shares of our common stock. We issued to the Nuelle preferred stockholders an aggregate of 6,250 shares of our common stock and agreed to make future revenue earn-out and milestone payments subject to certain performance criteria.

Nuelle preferred stockholders were entitled to revenue earn-out payments equal to a designated percentage of net sales on tiers of net sales up to $100.0 million, with an average rate for all tiers in the mid-single digit range and a maximum aggregate payout of $6.9 million.

The first $1.0 million of revenue earn-out payments was paid in shares of our common stock and all other earn-out payments will be comprised of 60% cash and 40% shares of our common stock. The stock portion of any earn-out will be calculated by dividing each Nuelle stockholder’s portion of the revenue earn-out by the average closing price of our common stock for the 10 trading days prior to the earlier of the date we deliver notice to the Nuelle stockholders of the revenue earn-out or any public disclosure by us of the earn-out being due and payable.

Amortization expense of $110,000 and $22,000 was recognized in fiscal 2018 and 2017, respectively.

The contingent consideration was valued at $1.9 million using a Monte Carlo simulation, as of May 2017. The contingent consideration accretion expense for fiscal 2018 and 2017 was $64,000, and 12,000 respectively.

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

Contingent Consideration
Balance as of June 30, 2017	$1,940,000
Increase due to accretion	64,000
Decrease due to contractual payment	(250,000)
Decrease due to remeasurement	(1,754,000)
Balance as of June 30, 2018	$-

Note 2 – Summary of Significant Accounting Policies

Principals of Consolidation

These consolidated financial statements include the accounts of Aytu and its wholly-owned subsidiary, Aytu Women’s Health. All material intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Restricted Cash

Aytu considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consist primarily of a certificate of deposit investment account. Aytu’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, and as of June 30, 2018, Aytu has maintained balances in excess of federally insured limits.

Revenue Recognition

Product & Service Sales

The Company recognizes revenue only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists,
●	Delivery has occurred,
●	The fee for the arrangement is fixed or determinable, and
●	Collectability is reasonably assured.

Persuasive evidence of an arrangement exists - The Company documents all terms of an arrangement in a written contract by the customer prior to recognizing revenue. Certain contracts allow for revenue recognition at the time of shipment and others at the time of delivery.

Delivery has occurred - The Company recognizes revenue when delivery of certain products occurs at the customers’ designated location.

Device sales are typically recorded when products are shipped to customers. Drug sales are typically recorded when the product arrives at the customer’s dock. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded and are estimated at the time of sale.

The fee for the arrangement is fixed or determinable - Prior to recognizing revenue, a customer’s fee is either fixed or determinable under the terms of the written contract.

Collectability is reasonably assured - The Company determines that collectability is reasonably assured prior to recognizing revenue. Collectability is assessed on a customer-by-customer basis based on criteria outlined by management. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately its ability to pay. The Company does not enter into arrangements unless collectability is reasonably assured at the outset. Existing customers are subject to ongoing credit evaluations based on payment history and other factors. If it is determined during the arrangement that collectability is not reasonably assured, revenue is recognized on a cash basis.

Estimated Sales Returns and Allowances

Aytu records estimated reductions in revenue for potential returns of products by customers. As a result, management must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, management analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If management were to make different judgments or utilize different estimates, material differences in the amount of the Company’s reported revenue could result. As of June 30, 2018, and 2017, we accrued $17,000 and $58,000, respectively, in our estimated returns allowance. Estimates of potential returns and allowances are trued up each quarter for the difference between estimates made in the prior quarter and actual results that become available after the end of each reporting period.

Shipping and Handling

The Company’s shipping and handling costs are included in cost of goods sold for all periods presented.

Accounts Receivable

Accounts receivable are recorded at their estimated net realizable value. Aytu evaluates collectability of accounts receivable on a quarterly basis and records a valuation allowance accordingly. As of June 30, 2018, we had an allowance for doubtful accounts of $0, and as of June 30, 2017, there had been an allowance for doubtful accounts of $44,000.

Concentration of Business Risks

The following counterparties contributed greater than 10% of the Company’s gross revenue during the year ended June 30, 2018 and 2017, respectively. The counterparties, sometimes referred to as partners or customers, are large wholesale distributors that resell our products to retailers. As of June 30, 2018, three customers accounted for 84% of gross revenue. The revenue from these counterparties as a percentage of gross revenue was as follows:

	Year Ended June 30,
	2018	2017
Customer A	32%	34%
Customer C	30%	18%
Customer B	24%	22%

The loss of one or more of the Company’s significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition. Although the Company is impacted by economic conditions in the biotechnology and pharmaceutical sectors, management does not believe significant credit risk exists as of June 30, 2018.

We are also subject to credit risk from our accounts receivable related to our product sales. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of June 30, 2018, three customers accounted for 81% of gross accounts receivable. As of June 30, 2017, three customers accounted for 60% of gross accounts receivable.

	Year Ended June 30,
	2018	2017
Customer C	35%	18%
Customer A	27%	25%
Customer B	19%	17%
Other	12%	0%

Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories in order to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. Inventory for our abandoned products was written down during fiscal 2018. Therefore, we currently have a reserve of $0 for slow moving inventory as of June 30, 2018 and $310,000 at June 30, 2017.

Inventory balances consist of the following:

	June 30,
	2018	2017
Raw materials	$239,000	$442,000
Work in process	-	442,000
Finished goods	1,100,000	738,000
Reserve	-	(310,000)
	$1,339,000	$1,312,000

Fixed Assets

Fixed assets are recorded at cost. After being placed in service, the fixed assets are depreciated using the straight-line method over estimated useful lives. Fixed assets consist of the following:

	Estimated Useful Lives	June 30,
	in years	2018	2017

Manufacturing equipment	2 - 5	$213,000	$405,000
Leasehold improvements	3	112,000	111,000
Office equipment, furniture and other	2 - 5	344,000	287,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(540,000)	(246,000)

Fixed assets, net		$219,000	$647,000

Aytu recorded the following depreciation and amortization expense in the respective periods:

	Year Ended June 30,
	2018	2017

Depreciation and amortization expense	$294,000	$134,000

Patents

Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The cost of the Luoxis patents were $380,000 when they were acquired in connection with the 2013 formation of Luoxis and are being amortized over the remaining U.S. patent lives of approximately 15 years, which expires in March 2028. Patents consist of the following:

	June 30,
	2018	2017

Patents	$380,000	$380,000
Less accumulated amortization	(134,000)	(109,000)
Patents, net	$246,000	$271,000

Aytu recorded the following amortization expense in the respective periods:

	Year Ended June 30,
	2018	2017

Amortization expense	$25,000	$26,000

Future amortization from the year ended June 30, 2018 is as follows:

2019	$25,000
2020	25,000
2021	25,000
2022	25,000
2023	25,000
Thereafter	121,000
$246,000

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

The Company tests its goodwill for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred, by comparing the carrying value to its implied fair value. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The goodwill was recorded as part of the acquisition of ProstaScint that occurred on May 20, 2015, Primsol that occurred on October 5, 2015 and Nuelle that occurred on May 5, 2017. There was an impairment of $74,000 related to the ProstaScint goodwill for the year ended June 30, 2017. There was an impairment of $238,000 related to the Fiera goodwill during the year ended June 30, 2018.

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

Income Taxes

Aytu has been included in the consolidated tax returns of Ampio for tax years ending on or before December 31, 2015. As of January 2016, due to the decrease in Ampio’s ownership percentage of Aytu stock, Aytu will begin to file tax returns separate from Ampio. For all consolidated tax return periods, Aytu’s taxes were computed and reported on a “separate return” basis for these financial statements. Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred taxes are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. The Company has adopted accounting guidance for uncertain tax positions which provides that in order to recognize an uncertain tax position, the taxpayer must be more likely than not of sustaining the position, and the measurement of the benefit is calculated as the largest amount that is more than 50% likely to be realized upon settlement with the taxing authority. The Company believes that it has no material uncertain tax positions. The Company’s policy is to record a liability for the difference between the benefits that are both recognized and measured pursuant to FASB ASC 740-10. “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement 109” (ASC 740-10) and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC 740-10.

Stock-Based Compensation

Aytu accounts for share-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant. The Company determines the estimated grant fair value using the Black-Scholes option pricing model and recognizes compensation costs ratably over the period of service using the graded method. Forfeitures are adjusted for as they occur.

Restricted Stock

The Company is recognizing compensation cost equal to the fair value of the stock at the grant dates prorated over the vesting period of each award.

Research and Development

Research and development costs are expensed as incurred with expenses recorded in the respective period.

Income (Loss) Per Common Share

Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of Aytu. Basic and diluted loss per share was the same in 2018 and 2017. Although there were common stock equivalents of 1,923,199 and 18,366 shares outstanding at June 30, 2018 and 2017, respectively, consisting of stock options, unvested restricted stock and warrants; they were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

Fair Value of Financial Instruments and Derivative Liability

The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other current assets and other liabilities approximate their fair value due to their short maturities. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows and assessment of the probability of occurrence of potential future events. The fair values of marketable securities was based on quoted market prices.

Aytu accounts for liability warrants by recording the fair value of each instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the financial instruments and related warrants were calculated using a lattice valuation model. We recorded a derivative expense at the inception of the instrument reflecting the difference between the fair value and cash received. Changes in the fair value in subsequent periods was recorded as unrealized gain or loss on fair value of debt instruments for the financial instruments and to derivative income or expense for the warrants.

The fair value of the warrants issued to the placement agents in connection with the registered offering were valued using the lattice valuation methodology. Changes in the fair value in subsequent periods were recorded to derivative income or expense.

Adoption of Newly Issued Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718) Scope of Modification Accounting (ASU 2017-09).” ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. In the quarter ended March 31, 2018, the Company adopted this pronouncement, the impact of which was immaterial.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendment clarifies the definition of a business, which is fundamental in the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This determination is important given the diverging accounting models used for each type of transaction. The guidance is generally expected to result in fewer transactions qualifying as business combinations. The amendment is effective prospectively for public business entities for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. As of the quarter ended June 30, 2018, the pronouncement does not apply to the Company, however, if Aytu seeks to purchase additional assets in the future it could have an impact if that purchase is accounted for as a business combination or an asset purchase.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350).” The amendment simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual, or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard in fiscal 2018. There was no impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements, Not Adopted as of June 30, 2018

From March 2016 through December 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-20, ASU 2016-12, ASU 2016-11, ASU 2016-10 and ASU 2016-08. These updates all clarify aspects of the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which represents comprehensive reform to revenue recognition principals related to customer contracts. The effective date of these updates for the Company is July 1, 2018. Adoption of this ASU is either full retrospective to each prior period presented or modified retrospective with a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date.

We finalized our assessment of the new standard and will be adopting using the modified retrospective method as we have concluded that the impact of adopting the new standard is not significant as it relates to historical revenues, future revenues, or accounting for incremental costs of obtaining a contract with a customer. Going forward we will need to have disclosures de-segregating revenue to comply with this standard.

We have analyzed the five-steps for each type of contract with our customers and concluded that: (1) The new guidance will not change our existing policy and practice for identifying contracts with customers, nor give rise to changes to our existing policy and practice or create new concern surrounding the collectability of our receivables from customers, (2) none of our contracts with customers contain multiple performance obligations that are not fulfilled at the same time, and (3) the new guidance will not change our existing policy and practice regarding the recording of variable consideration. Our financial reporting process will remain essentially unchanged.

Additionally, Subtopic 340-40 requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided we expect to recover those costs. We performed an analysis and noted that there are no material customer acquisition costs that are incremental and that are expected to be recovered at a future time.

The aforementioned modified retrospective method of transition will not result in a cumulative adjustment as of July 1, 2018. Additionally, no other line items in the statement of operations or the balance sheet will reflect any changes due to the adoption of the new standard. Adoption of the standards related to revenue recognition had no material impact to cash from or used in operating, financing, or investing on our consolidated cash flows statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for leases for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The improvements in this amendment will be effective at the same time as ASU 2016-02. Also, in July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” The Board decided to provide another transition method, in addition to the existing transition method, by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of its adoption of these standards on its consolidated financial statements.

Note 3 – Going Concern

As reflected in the accompanying financial statements, for the year ended June 30, 2018, the Company had a net loss of $10.2 million and net cash used in operations of $16.0 million. At June 30, 2018, Aytu had $7.1 million of cash, cash equivalents and restricted cash, stockholders’ equity of $13.5 million and an accumulated deficit of $79.3 million. In addition, the Company is in the early stage of commercialization and has not yet generated profits for the most recent four quarters ended June 30, 2018. We used an average of $4.0 million of cash per quarter for operating activities. These factors raised substantial doubt about the Company’s ability to continue as a going concern.

Looking forward, we expect cash used in operating activities to be in the range of historical amounts, and we expect our revenue to increase. We also expect to raise new capital if and when needed. Therefore, it is uncertain as to whether the Company is sufficiently capitalized. Since the Company does not have a cash balance as of June 30, 2018, sufficient to cover potential operating losses for the twelve months following the expected filing date of this Annual Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) requires us to report that there is an indication that substantial doubt about the Company’s ability to continue as a going concern exists.

The ability of the Company to continue its operations is dependent on management’s plans, which include continuing to build on the historical growth trajectory of Natesto, launching the recently licensed ZolpiMist product, seeking to acquire cash generating assets and if needed, accessing the capital markets through the sale of our securities. Based on our ability to raise capital in the past as well as our continued growth, the Company believes additional financing will be available and will continue to be available to support the current level of operations for at least the next 12 months from the date of this report. There can be no assurance, however, that such financing will be available on terms which are favorable to the Company, or at all. While Company management believes that its plan to fund ongoing operations will be successful, there is uncertainty due to the Company’s limited operating history and therefore no assurance that its plan will be successfully realized.

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

Note 4 – Fair Value Considerations

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and 2017, by level within the fair value hierarchy:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
June 30, 2018
LIABILITIES
Warrant derivative liability	$-	$-	$94,000	$94,000
Contingent consideration	$-	$-	$4,694,000	$4,694,000

June 30, 2017
LIABILITIES
Warrant derivative liability	$-	$-	$-	$-
Contingent consideration	$-	$-	$7,648,000	$7,648,000

The warrant derivative liability was valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of issuance and as of June 30, 2018:

	June 30, 2018	At Issuance
Warrants:
Volatility	173.4%	188.0%
Equivalent term (years)	4.13	5.00
Risk-free interest rate	2.69%	1.83%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the warrant derivative liability for the period ended June 30, 2018

Derivative Instruments

Balance as of June 30, 2016	$276,000
Warrant issuances	-
Change in fair value included in earnings (February 28, 2017)	(213,000)
Reclassification of warrant from liability to equity upon amendment	(63,000)
Balance as of June 30, 2017	$-
Warrant issuances	4,118,000
Warrant exercises	(40,000)
Change in fair value included in earnings	(3,984,000)
Balance as of June 30, 2018	$94,000

We classify our contingent consideration liability in connection with the acquisition of ProstaScint, Natesto, ZolpiMist and the merger with Nuelle within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on contractual payment obligations, discount rates, probabilities of payment, and expected future performance. Contingent payment amounts are discounted back to the current period using a discounted cash flow methodology. The contingent consideration related to the AWH assets was prepaid up to the first $1.0 million in net revenue. Since we will not be able to manufacture more product (see Note 1), we will not generate any additional revenue. Therefore, we will not exceed $1.0 million and thus, we have adjusted the remaining contingent consideration balance to zero. This adjustment is reflected in Other Gain on the Consolidated Statement of Operations. We also reduced the contingent consideration for ProstaScint by $57,000 to reflect that product’s abandonment. As of June 30, 2018, the value for the contingent consideration was adjusted to $0 based upon the abandonment of ProstaScint in June 2018. Also, as of June 30, 2018, the contingent consideration related to Natesto was revalued at $1.8 million.

The following table sets forth a summary of changes in the contingent consideration for the period ended June 30, 2018:

Contingent Consideration

Balance as of June 30, 2016	$3,869,000
Increase due to purchase of assets	1,927,000
Increase due to accretion	306,000
Increase due to remeasurement	2,256,000
Decrease due to impairment	(710,000)
Balance as of June 30, 2017	$7,648,000
Increase due to purchase of assets	2,846,000
Increase due to accretion	801,000
Decrease due to contractual payment	(266,000)
Decrease due to remeasurement	(6,335,000)
Balance as of June 30, 2018	$4,694,000

The contingent consideration was valued using the Monte-Carlo valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Contingent consideration is not actively traded and therefore classified as Level 3.

Note 5 – Income Taxes

As previously discussed in Note 2 - Summary of Significant Accounting Policies, the Company has been included in the consolidated tax returns of Ampio for tax years ending on or before December 31, 2015. Beginning in January 2016, Aytu will file tax returns separate from Ampio. For all consolidated tax return periods, the Company’s taxes have been computed and reported on a “separate return” basis. Ampio and Aytu did not have a tax sharing agreement for the consolidated return periods. Accordingly, certain tax attributes, e.g. net operating loss carryforwards, reflected in these financial statements, may or may not be available to Aytu. In January 2016, Ampio’s ownership interest in Aytu fell below 80% so that Aytu will no longer be included in the Ampio consolidated tax return. The deconsolidation resulted in approximately $4.5 million of net operating loss carryforwards originating prior to the incorporation of Vyrix and Luoxis no longer being available to Aytu. Upon deconsolidation, the deferred tax asset and related valuation allowance for these pre-incorporation net operating losses have been removed.

Income tax benefit resulting from applying statutory rates in jurisdictions in which Aytu is taxed (Federal and various states) differs from the income tax provision (benefit) in the Aytu financial statements. The following table reflects the reconciliation for the respective periods.

F-19

	6/30/2018	6/30/2018	6/30/2017	6/30/2017
Benefit at statutory rate	(2,807,000)	-27.55%	(7,653,000)	-34.00%
State income taxes, net of federal benefit	(585,000)	-5.74%	(681,000)	-3.03%
Stock based compensation	22,000	0.22%	116,000	0.52%
Offering costs	-	0.00%	203,000	0.90%
Contingent consideration	(465,000)	-4.56%	4,000	0.02%
Change in taxrate	(31,000)	-0.30%	(11,000)	-0.05%
Remeasurement of deferred taxes	6,648,000	65.25%	-	0.00%
Effect of phased-in taxrate	891,000	8.75%	-	0.00%
Change in valuation allowance	(2,745,000)	-26.94%	7,922,000	35.20%
Derivative income	(1,029,000)	-10.10%	-	0.00%
Other	101,000	0.97%	100,000	0.44%
Net income tax provision (benefit)	-	0.00%	-	0.00%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	6/30/2018	6/30/2017
Deferred tax assets (liabilities):
Deferred rent	-	3,000
Accrued expenses	136,000	127,000
Net operating loss carry forward	14,458,000	15,435,000
Intangibles	651,000	1,559,000
Share-based compensation	1,044,000	1,362,000
Fixed assets	139,000	191,000
Unrealized loss on investment	-	-
Capital loss carry forward	204,000	385,000
Contribution carry forward	29,000	41,000
Warrant liability	53,000	75,000
Inventory	4,000	174,000
Allowance for doubtful accounts	-	17,000
Total deferred income tax assets (liabilities)	16,718,000	19,369,000
Less: Valuation allowance	(16,718,000)	(19,369,000)
Total deferred income tax assets (liabilities)	-	-

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

The Company has federal net operating losses of approximately $59.3 million and $42.3 million as of June 30, 2018 and June 30, 2017, respectively that, subject to limitation, may be available in future tax years to offset taxable income. The available federal net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2031 through 2037. The Company has state net operating losses of approximately $50.3 million and $32.8 million as of June 30, 2018 and June 30, 2017, respectively that, subject to limitation, may be available in future tax years to offset taxable income. The available state net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2025 through 2037. Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

As of June 30, 2018, and 2017, the Company has no liability for gross unrecognized tax benefits or related interest and penalties. Aytu has made its best estimates of certain income tax amounts included in the financial statements. Application of the Company’s accounting policies and estimates, however, involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, could differ from these estimates. In arriving at its estimates, factors the Company considers include how accurate the estimates or assumptions have been in the past, how much the estimates or assumptions have changed and how likely such changes may have a material impact. Aytu has been historically included in the Ampio consolidated tax return. Under the general statute of limitations, the Company would not be subject to federal or Colorado income tax examinations for tax years prior to 2014 and 2013, respectively. However, given the net operating losses generated since inception, all tax years since inception are subject to examination.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law by the President of the United States. The Tax Reform Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result of the Tax Reform Act, the Company recorded a tax expense of $6.6 million due to a re-measurement of deferred tax assets and liabilities at a blended rate in the three months ended December 31, 2017, which is fully offset by a reduction in valuation allowance. The Company recorded additional tax expense of $0.1 million related to re- measurement of deferred tax assets and liabilities in the three months ended March 31, 2018. The tax expense is a provisional amount and the Company’s current best estimate. Any adjustments recorded to the provisional amounts will be included in income from operations as an adjustment to tax expense, net of any related valuation allowance. The provisional amount incorporates assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

Note 6 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table as of June 30, 2018:

	Total	2019	2020	2021	2022	2023	Thereafter
Prescription database	$774,000	$774,000	$-	$-	$-	$-	$-
Natesto	2,500,000	-	-	-	-	2,500,000	-
Supply order	167,000	167,000	-	-	-	-	-
Office lease	258,000	122,000	109,000	27,000	-	-	-
	$3,699,000	$1,063,000	$109,000	$27,000	$-	$2,500,000	$-

Prescription Database

In May 2016, Aytu entered into an agreement with a vendor that will provide Aytu with prescription database information. Aytu agreed to pay approximately $1.9 million over three years for access to the database of prescriptions written for Natesto. The payments have been broken down into quarterly payments.

Natesto

In April 2016, the Company entered into an agreement with Acerus, whereby Aytu is required to make milestone payments to Acerus. The first milestone payment of $2.5 million must be paid even if the milestone is not reached.

Supply Order

In June 2018, Aytu submitted a purchase order for 45,000 units of ZolpiMist, which are expected to arrive in fiscal 2019.

Office Lease

In June 2015, Aytu entered into a 37-month operating lease for office space in Raleigh, North Carolina. This lease has initial base rent of $3,000 a month, with total base rent over the term of the lease of approximately $112,000. In June 2018, the Company entered into a 12-month operating lease, beginning on August 1, 2018, for a new office space in Raleigh. This lease has base rent of $1,100 a month, with total rent over the term of the lease of approximately $13,200. In September 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. This lease has an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. In October 2017, the Company signed an amendment to the 37-month operating lease in Englewood, Colorado. The amendment extended the lease for an additional 24 months beginning October 1, 2018. The base rent will remain at $9,000 a month. The Company recognizes rent expense on a straight-line basis over the term of each lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent. Rent expense for the respective periods was as follows:

	Year Ended June 30,
	2018	2017

Rent expense	$142,000	$139,000

Note 7 – Common Stock

Capital Stock

At June 30, 2018 and June 30, 2017, Aytu had 1,794,762 and 41,244 common shares outstanding, respectively, and no preferred shares outstanding. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share, of which 500 were designated Series A Convertible Preferred Stock and 161 were designated as Series B Convertible Preferred Stock. Included in the common stock outstanding are 38,738 shares of restricted stock granted to executives, directors, employees and consultants.

In July 2016, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 335 shares of our common stock for $500,000 as an initial purchase under the agreement. We also issued as a commitment fee to Lincoln Park of 131 shares of common stock. Between September 2016 and June 2017, Lincoln Park purchased an additional 500 shares for $240,000, the issuance costs related to these purchases totaled $91,000, resulting in net proceeds of $649,000. We terminated the Purchase Agreement effective August 16, 2017.

In July 2016, we issued 2,500 shares of restricted stock as compensation to certain executive officers and directors, which vest in July 2026. This expense is included in sales, general and administrative. For the year ended June 30, 2017, the expense was $725,000. The original fair value of the restricted stock was $3.2 million. As of June 30, 2017, the remaining unrecognized expense is $2.5 million. During fiscal 2017, one of the Company’s executive officers resigned and his restricted stock vested in full upon this event. This resulted in the Company recognizing the remainder of the expense related to this executive’s restricted stock grant of $430,000.

In August 2016, we issued an aggregate of 357 shares of common stock as bonuses for performance in 2016 to three executive officers.

In November 2016, we raised gross proceeds of approximately $8.6 million through a public offering of 14,338 Units. Offering costs totaled $1.0 million resulting in net cash proceeds of $7.6 million. We also issued underwriter warrants in connection with the offering with a fair value of $293,000, resulting in net proceeds of $7.3 million. Each Unit consisted of one share of Aytu common stock and a warrant to purchase one share of Aytu common stock. The common stock issued had a relative fair value of $3.7 million and a fair value of $4.4 million. The investor warrants have an exercise price of $744.00 per share and will expire five years from the date of issuance. These investor warrants have a relative fair value of $3.5 million and a fair value of $4.2 million. We also granted the underwriters a 45-day option (the Over-Allotment Option) to purchase up to an additional 2,151 shares of common stock and/or warrants. The underwriters purchased 714 of this Over-Allotment Option for the warrants and paid $4.00 per over-allotment warrant. These warrants have the same terms as the warrants sold in the registered offering. These warrants have a relative fair value of $173,000, a fair value of $208,000, and proceeds of $3,000, which was the purchase price per the underwriting agreement.

In February 2017, the Company consummated its warrant tender offer to exercise, at a temporarily reduced exercise price of $300.00 per share, (i) outstanding warrants to purchase 4,334 shares of common stock with an exercise price of $2,400.00 per share, which were originally issued to investors in the Company’s May 2016 financing (the “May 2016 Warrants”), and (ii) outstanding warrants to purchase 15,051 shares of common stock with an exercise price of $744.00 per share, which were originally issued to investors in the Company’s October 2016 financing (the “October 2016 Warrants” and together with the May 2016 Warrants, the “Original Warrants”). Original warrants to purchase an aggregate of 7,477 shares of common stock were tendered and exercised in the warrant tender offer, for aggregate gross proceeds to the Company of approximately $2.2 million. Original warrants that were not tendered and exercised remain in effect at the pre-tender offer exercise prices of $2,400.00 per share and $744.00 per share, respectively (see Note 11).

In May 2017, we entered into a Merger Agreement with Nuelle, Inc. and its stockholders, pursuant to which Nuelle would become our wholly owned subsidiary (the “Merger”). The Merger closed on May 5, 2017. As part of the Merger, we issued to the Nuelle preferred stockholders an aggregate of 6,250 shares of our common stock.

On August 11, 2017, we entered into a Securities Purchase Agreement with various accredited investors pursuant to which, upon closing on August 15, 2017, we sold Class A and Class B equity units for gross proceeds of approximately $11.8 million. Class A units consist of one (1) share of common stock and a warrant to purchase one and one-half (1.5) shares of common stock and were sold at a price of $60.00 per unit. Class B units consist of one (1) share of our newly created Series A Preferred Stock and warrants to purchase one and one-half (1.5) shares of common stock for each share of common stock into which the Series A Preferred Stock is convertible and were sold at a price of $20,000.00 per unit to those purchasers who, together with their affiliates and certain related parties, would beneficially own more than 9.99% of our outstanding common stock following the offering. These Series A Preferred stock were convertible into common shares at $60.00 per common share, or an aggregate of 37,500 shares of common stock.

In the offering, we issued an aggregate of 159,834 shares of our common stock, 113 shares of Series A Preferred Stock and warrants to purchase up to an aggregate of 315,755 shares of our common stock, which included 19,749 warrants issued to the placement agents as compensation for the transaction.

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

In September 2017, Aytu issued 151 shares of common stock in connection with the Nuelle earn-out (see Note 1). In October 2017, we made a $238,000 prepayment in Aytu common stock, which represented the revenue earn-out payment for the remaining balance due on the first $1.0 million in net revenue.

In October 2017, investors holding Aytu Series A Preferred shares exercised their right to convert 18 Aytu Series A Preferred shares into 5,834 shares of Aytu common stock.

In February 2018, investors holding Aytu Series A Preferred shares exercised their right to convert 95 Aytu Series A Preferred shares into 31,667 shares of Aytu common stock.

On March 6, 2018, Aytu completed an underwritten public offering for total gross proceeds of $12 million, before deducting cash offering costs inclusive of underwriting discounts, commissions and other offering expenses totaling $1.2 million.

The securities sold by the Company consist of (i) Class A Units consisting of an aggregate of 976,000 shares of our common stock and warrants to purchase an aggregate of 976,000 shares of common stock, at a public offering price of $9.00 per Class A Unit, and (ii) Class B Units consisting of 161 shares of our Series B Preferred Stock, with a stated value of $20,000 per share, and convertible into an aggregate of 357,356 shares of common stock, and warrants to purchase an aggregate of 357,356 shares of common stock, at a public offering price of $20,000 per Class B Unit. The warrants have an exercise price of $10.80, are exercisable upon issuance and will expire five years from the date of issuance. The Company granted the underwriters a 45-day option to purchase an additional 200,000 shares of common stock and/or warrants to purchase an additional 200,000 shares of common stock. In connection with the closing of this offering, the underwriters partially exercised their over-allotment option and purchased an additional 200,000 warrants. On March 26, 2018, the underwriters exercised their over-allotment option to purchase an additional 100,000 shares of common stock, resulting in gross proceeds of approximately $900,000, before deducting costs of $63,000.

In March 2018, investors holding Aytu Series B Preferred shares exercised their right to convert 161 Aytu Series B Preferred shares into 357,356 shares of Aytu common stock.

In fiscal 2018, warrants issued from the registered offerings to purchase an aggregate of 80,750 shares of common stock were exercised for aggregate gross proceeds to our Company of approximately $677,000.

Note 8 – Equity Instruments

Options

On June 1, 2015, Aytu’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of June 30, 2018, we have 2,961,055 shares that are available for grant under the 2015 Plan.

Pursuant to the 2015 Stock Plan, 3.0 million shares of its common stock, are reserved for issuance. The fair value of options granted was calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. There’s no issuances during the year ended June 30, 2018, therefore, no assumptions are used for fiscal 2018.

The assumptions used for the year ended June 30, 2017, as none were issued in fiscal 2018, are as follows:

Year Ended June 30,
2017

Expected volatility	178% - 185%
Risk free interest rate	0.97% - 1.88%
Expected term (years)	5.0 - 6.5
Dividend yield	0%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2016	829	$7,204.00	9.33
Granted	1,197	$364.00
Exercised	-	$-
Forfeited	(75)	$1,664.00
Cancelled	(4)	$1,292.00
Outstanding June 30, 2017	1,947	$326.20	8.40
Granted	-	$-
Exercised	-	$-
Forfeited	(129)	$328.00
Cancelled	(20)	$328.00
Outstanding June 30, 2018	1,798	$325.97	6.95
Exercisable at June 30, 2018	1,375	$325.24	6.69
Available for grant at June 30, 2018	2,961,002

The following table details the options outstanding at June 30, 2018 by range of exercise prices:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$280.00	76	$280.00	8.85	76	$280.00
$328.00	1,722	$328.00	6.86	1,299	$328.00
	1,798	$325.97	6.95	1,375	$325.35

In September 2017, Aytu issued 10,000 shares of restricted stock to employees pursuant to the 2015 Plan, which vest in September 2027. In November 2017, 150 of these restricted shares were cancelled. Also, in November 2017, Aytu issued 24,750 shares of restricted stock to executives, directors and consultants pursuant to the 2015 Plan, which vest in November 2027.

In January 2018, Aytu issued 3,750 shares of restricted stock to an officer pursuant to the 2015 Plan, which vest in January 2028. In March 2018, Aytu issued 650 shares of restricted stock to employees pursuant to the 2015 Plan, which vest in March 2028. During the three months ended March 31, 2018, 650 shares of restricted stock were cancelled.

During fiscal 2018, we modified 2,000 shares of restricted stock for accelerated vesting and recognized an increase in aggregate stock compensation expense of $14,000.

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years

Unvested at June 30, 2017	-	$-	-
Granted	39,150	$39.80
Vested	(1,150)	$40.40
Cancelled	(800)	$40.40
Unvested at June 30, 2018	37,200	$39.80	9.4

Aytu previously issued 1,538 shares of restricted stock outside the Aytu BioScience 2015 Stock Option and Inventive Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,593,000 as of June 30, 2018 and will be recognized over the 10-year vesting period. During fiscal 2018, the expense related to these awards was $139,000. During the quarter ended December 31, 2017, we modified 413 shares of restricted stock for accelerated vesting and recognized a reduction in aggregate stock compensation expense of $36,000. During the quarter ended March 31, 2018, we modified 200 shares of restricted stock for accelerated vesting and recognized a reduction in aggregate stock compensation expense of $37,000.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value of stock compensation as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the vesting period. The following table summarizes stock-based compensation expense for the stock option and restricted stock issuances for fiscal 2018 and 2017:

	2018	2017
Sales, general and administrative:
Stock options	$349,000	$2,502,000
Restricted stock	248,000	725,000
Total share-based compensation expense	$597,000	$3,227,000

As of June 30, 2018, there was $161,000 of total unrecognized option-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 6.95 years. As of June 30, 2018, there was $2,945,000 of total unrecognized share-based compensation expense related to the non-vested restricted stock. The Company expects to recognize this expense over a weighted-average period of 8.63 years.

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2016	5,538	$2,480.40	4.71

Issuance of settlement warrants to initial investors	221	$1,600.00
Warrants issued to investors in connection with the registered offering	15,051	$744.00
Warrants issued to placement agents for the registered offering	1,009	$300.00
Warrants exercised	(7,477)	$300.00

Outstanding June 30, 2017	14,342	$1,005.80	4.23

Warrants issued in connection with the August 2017 private offering	296,006	$72.00
Warrants issued to underwriters in connection with the August 2017 private offering	19,749	$72.00
Warrants issued in connection with the March 2018 public offering	1,533,356	$10.80
Warrants issued to investor	100,000	$10.80
Warrants expired	(42)	$21,744.00
Warrants exercised	(80,750)	$8.20

Outstanding June 30, 2018	1,882,661	$25.94	4.61

During fiscal 2017, Aytu issued warrants to purchase 221 shares of common stock to initial investors of the Company at an exercise price of $1,600.00 and a term of five years from July 2016. These warrants generated a non-cash expense of $596,000 for the year ended June 30, 2017, which is included in sales, general and administrative expense. These warrants are accounted for under equity treatment.

In connection with our November 2016 public offering, we issued to the underwriters of the public offering warrants to purchase an aggregate of 1,009 shares of common stock at an exercise price of $744.00 and a term of five years. These warrants are accounted for under equity treatment. In February 2017, we reduced the exercise price of these warrants to $300.00.

Also, in connection with our November 2016 public offering, we issued to investors warrants to purchase an aggregate of 15,051 shares of common stock, which includes the over-allotment warrants, at an exercise price of $744.00 with a term of five years. These warrants are accounted for under equity treatment.

In February 2017, the Company consummated its warrant tender offer to exercise, at a temporarily reduced exercise price of $300.00 per share, (i) outstanding warrants to purchase 4,334 shares of common stock with an exercise price of $2,400.00 per share, which were originally issued to investors in the Company’s May 2016 financing (the “May 2016 Warrants”), and (ii) outstanding warrants to purchase 15,051 shares of common stock with an exercise price of $744.00 per share, which were originally issued to investors in the Company’s October 2016 financing (the “October 2016 Warrants” and together with the May 2016 Warrants, the “Original Warrants”). Original Warrants to purchase an aggregate of 7,477 shares of common stock were tendered and exercised in the warrant tender offer, for aggregate gross proceeds to the Company of approximately $2.2 million. Original warrants that were not exercised remain in effect at the pre-tender offer exercise prices of $2,400.00 per share and $744.00 per share, respectively. The incremental fair value, which had no book impact, was $178,000.

The Company also reduced the exercise prices of an aggregate of 1,288 warrants to purchase shares of common stock, which were originally issued as underwriters’ compensation in the May 2016 and October 2016 financings, from $2,400.00 per share and $744.00 per share, respectively, to $300.00 per share. The amended warrants related to the May 2016 financing adjusted the accounting for these warrants from liability classification to equity. The incremental fair value of these warrant modifications, which had no book impact, was $23,000.

In connection with our August 2017 private offering, we issued warrants to purchase an aggregate of 315,755 shares of common stock at an exercise price of $72.00 and a term of five years to investors and underwriters. The remaining outstanding warrants from that offering are accounted for using derivative liability treatment (see Note 5).

In connection with our March 2018 public offering, we issued to investors and underwriters warrants to purchase an aggregate of 1,533,356 shares of common stock at an exercise price of $10.80 with a term of five years from March 6, 2018. These warrants are accounted for under equity treatment. Of the 1,533,356 warrants issued in the March 2018 public offering, 5,750 were exercised in fiscal 2018.

In March 2018, Aytu BioScience, Inc. entered into a warrant exercise agreement with an investor of the Company’s outstanding warrants. Pursuant to the exercise agreement, the Company agreed to reduce the exercise price of the investor’s warrant to purchase 75,000 shares of the Company’s common stock from $72.00 to one cent less than the closing price on the last trading day prior to the exercise date; provided that the investor exercised the warrant for cash by March 23, 2018, and the Company also agreed to issue the investor a new warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $10.80 per share. In accordance with the exercise agreement, the investor exercised the warrant and the Company received net proceeds of $615,000. The new warrant to purchase 100,000 shares of the Company’s common stock are accounted for under equity treatment and have a fair value of $179,000.

In May 2018, the warrants we issued to the placement agent, in connection with our private placement in 2013, expired.  The 42 placement agent warrants have a term of five years from the date of issuance and an exercise price of $21,744.00.

The warrants related to the August Financing issued in fiscal 2018 were valued using the lattice option pricing model. These warrants were accounted for as liability warrants (see Note 5). The warrants related to the March Financing in fiscal 2018 were valued using the Black Scholes pricing model and were accounted for as equity warrants. In order to calculate the fair value of the warrants, certain assumptions were made, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and contractual life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published betas of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

Significant assumptions in valuing the warrants issued and modified during the year ended June 30, 2018 were as follows:

	Year Ended June 30,
	2018	2017
Expected volatility	173.40% - 188.00%	156.64% - 169.22%
Risk free interest rate	1.83% - 2.69%	1.63% - 1.87%
Contractual term (years)	4.13 - 5	3.46 - 4.67
Dividend yield	0%	0%

Note 9 – Related Party Transactions

Executive Stock Purchases

Two Aytu executive officers, Joshua Disbrow and Jarrett Disbrow, participated in the August 2017 offering. Each officer purchased 4,167 units.

Three Aytu executive officers, Joshua Disbrow, Jarrett Disbrow and David Green, participated in the March 2018 offering. Joshua Disbrow and Jarrett Disbrow each purchased 11,306 units. Mr. Green purchased 3,330 units.

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

Co-Pay Support

In June 2018, the Company entered into a master services agreement with TrialCard Incorporated (“TCI”), a vendor selected to support the Company sponsored co-pay program. In supporting the program, TCI will make disbursements to qualified patients presenting valid prescriptions for Natesto and ZolpiMist on behalf of Aytu. Disbursements will be based upon business rules determined by Aytu. The Company agreed to pay fees monthly to TCI for account management, data analytics, implementation, and technology and to reimburse TCI for certain direct costs incurred by TCI to support the Company’s program. Expenses are expected to be approximately $19,000 per month based on volumes and performance of our program. One of the Aytu directors, Mr. Donofrio, is an executive officer of TCI and has no direct interest in the arrangement.

Note 10 – Segment Information

Aytu manages our Company and aggregated our operational and financial information in accordance with two reportable segments: Aytu and Aytu Women’s Health. The Aytu segment consists of our core male urology products. The Aytu Women’s Health segment contains our women’s health platform which consists of sexual wellness platform. Select financial information for these segments is as follows:

	Year Ended June 30,
	2018	2017
Consolidated revenue:
Aytu	$3,417,000	$3,175,000
Aytu Women’s Health	243,000	47,000

Consolidated revenue	$3,660,000	$3,222,000

Consolidated net loss:
Aytu	$(7,783,000)	$(22,349,000)
Aytu Women’s Health	(2,405,000)	(159,000)

Consolidated net loss	$(10,188,000)	$(22,508,000)

Total assets:
Aytu	$21,053,000	$11,779,000
Aytu Women’s Health	7,000	3,220,000

Total assets	$21,060,000	$14,999,000

Note 11 – Employee Benefit Plan

Aytu has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. The Company matches 50% of the first 6% contributed to the plan by employees. In fiscal 2018, the Company’s match was $119,000.

Note 12 – Subsequent Events

On July 31, we made the second payment towards an asset purchase totaling $300,000.

Our board of directors approved a reverse stock split in which each common stockholder received one share of common stock for every 20 shares outstanding, which was effected on August 10, 2018. This adjustment is reflected in this Annual Report.

In August, the Aytu sales force began promotions of ZolpiMist to U.S. clinicians.

On September 5, 2018, Aytu and Magna Pharmaceuticals, Inc. agreed to amend and restate the license agreement effective as of June 11, 2018.

