Form 10-Q
period 2018-09-30
AYTU BIOSCIENCE, INC
filed 2018-11-07
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 1, 2018, there were 8,634,102 shares of Common Stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

INDEX

		Page
	PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2018 (unaudited) and June 30, 2018	1

	Consolidated Statements of Operations for the three months ended September 30, 2018 (unaudited) and the three months ended September 30, 2017 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity (unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended September 30, 2018 (unaudited) and the three months ended September 30, 2017 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

	PART II—OTHER INFORMATION

Item 1.	Legal Proceeding	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: the planned expanded commercialization of our products and the potential future commercialization of our product candidates, our anticipated future cash position; our plan to acquire additional assets; our anticipated future growth rates; the anticipated arrival dates of certain supply orders; the expected recognition and amounts of certain future expenses and costs of goods sold; and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, and in the reports we file with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto, ZolpiMist, ProstaScint, MiOXSYS, RedoxSYS, and Fiera, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,	June 30,
	2018	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,964,717	$7,012,527
Restricted cash	100,148	100,000
Accounts receivable, net	760,056	578,782
Inventory, net	1,310,103	1,338,973
Prepaid expenses and other	736,980	440,009
Total current assets	6,872,004	9,470,291

Fixed assets, net	196,420	218,684
Licensed assets, net	10,674,462	11,120,086
Patents, net	239,611	245,944
Deposits	2,200	5,088
Total long-term assets	11,112,693	11,589,802
Total assets	$17,984,697	$21,060,093

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other	$2,111,783	$2,119,672
Accrued liabilities	428,851	185,882
Accrued compensation	796,848	540,674
Current deferred rent	-	1,450
Current contingent consideration	249,631	547,100
Total current liabilities	3,587,113	3,394,778

Long-term contingent consideration	4,220,819	4,146,829
Warrant derivative liability	46,629	93,981
Total liabilities	7,854,561	7,635,588

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 0 and 0, respectively as of September 30, 2018 (unaudited) and June 30, 2018	-	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 1,801,411 (unaudited) and 1,794,762, respectively as of September 30, 2018 and June 30, 2018	180	179
Additional paid-in capital	92,834,031	92,681,918
Accumulated deficit	(82,704,075)	(79,257,592)
Total stockholders’ equity	10,130,136	13,424,505

Total liabilities and stockholders’ equity	$17,984,697	$21,060,093

 The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2018	2017

Product revenue, net	$1,431,809	$1,076,368
Total revenue	1,431,809	1,076,368

Operating expenses
Cost of sales	410,959	287,201
Research and development	155,878	140,954
Sales, general and administrative	3,576,580	4,618,403
Sales, general and administrative - related party (Note 10)	253,709	-
Amortization of intangible assets	451,957	385,841
Total operating expenses	4,849,083	5,432,399

Loss from operations	(3,417,274)	(4,356,031)

Other (expense) income
Interest (expense)	(76,561)	(188,745)
Derivative income	47,352	299,734
Total other (expense) income	(29,209)	110,989

Net loss	$(3,446,483)	$(4,245,042)

Weighted average number of common shares outstanding	1,759,824	120,770

Basic and diluted net loss per common share	$(1.96)	$(35.15)

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance - June 30, 2018	1,794,762	$179	$92,681,918	$(79,257,592)	$13,424,505

Stock-based compensation	-	-	65,563	-	65,563
Issuance of restricted stock	-	-	86,551	-	86,551
Adjustment for rounding of shares due to stock split	6,649	1	(1)	-	-
Net loss	-	-	-	(3,446,483)	(3,446,483)

Balance - September 30, 2018	1,801,411	$180	$92,834,031	$(82,704,075)	$10,130,136

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2018	2017

Cash flows from operating activities
Net loss	$(3,446,483)	$(4,245,042)
Adjustments to reconcile net loss to cash used in operating activities
Stock-based compensation expense	65,563	195,105
Depreciation, amortization and accretion	556,807	653,313
Issuance of restricted stocks	86,551	72,306
Derivative income	(47,352)	(299,734)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(181,274)	(683,806)
Decrease in inventory	28,870	140,961
(Increase) decrease in prepaid expenses and other	(296,971)	48,703
(Decrease) in accounts payable and other	(7,889)	(559,636)
Increase in accrued liabilities	242,969	120,850
Increase in accrued compensation	256,174	340,841
(Decrease) in deferred rent	(1,450)	(1,669)
Net cash used in operating activities	(2,744,485)	(4,217,808)

Cash flows used in investing activities
Deposits	2,888	-
Purchases of fixed assets	(6,065)	-
Purchase of licensed assets	(300,000)	-
Net cash used in investing activities	(303,177)	-

Cash flows from financing activities
Issuance of preferred, common stock and warrants	-	11,839,995
Issuance costs related to preferred, common stock and warrants	-	(1,402,831)
Net cash provided by financing activities	-	10,437,164

Net change in cash, cash equivalents and restricted cash	(3,047,662)	6,219,356
Cash, cash equivalents and restricted cash at beginning of period	7,112,527	877,542

Cash, cash equivalents and restricted cash at end of period	$4,064,865	$7,096,898

Warrants issued to investors and underwriters	$-	$4,117,997
Earn-out payment to Nuelle Shareholders	$-	$11,589

The accompanying notes are an internal part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

(unaudited)

Note 1 – Business, Basis of Presentation, License and Supply Agreements

Business

Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is an emerging specialty pharmaceutical company focused on novel products that address significant medical needs. Aytu is focused on commercializing products that address hypogonadism (low testosterone), insomnia, and male infertility and plans to expand into other therapeutic areas.

Basis of Presentation

These unaudited consolidated financial statements represent the financial statements of Aytu and its wholly-owned subsidiary, Aytu Women’s Health, LLC. These unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2018, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu for the balance sheet, the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report as of and for the period ended September 30, 2018 and 2017 is unaudited.

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP. On August 10, 2018, Aytu effected a reverse stock split in which each common stockholder received one share of common stock for every 20 shares outstanding (herein referred to collectively as the “Reverse Stock Split”). All share and per share amounts in this report have been adjusted to reflect the effect of this Reverse Stock Split.

License and Supply Agreement—Natesto

In April 2016, Aytu entered into a license and supply agreement to acquire the exclusive U.S. rights to distribute Natesto® (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus. We acquired the rights effective upon the expiration of the former licensee’s rights, which occurred on June 30, 2016. The term of the license runs for the greater of eight years or until the expiry of the latest to expire patent including claims covering Natesto and until the entry on the market of at least one AB-rated generic product.

In addition to the upfront payments, we agreed to make one-time, non-refundable milestone payments to Acerus within 45 days of the occurrence of the milestones. The maximum aggregate amount payable under such milestone payments is $37.5 million.

The fair value of the net identifiable Natesto asset acquired was determined to be $10.5 million, which is being amortized over eight years. The amortization expense for each of the three-month periods ended September 30, 2018 and 2017 was $330,000.

The contingent consideration was initially valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2018, the contingent consideration was revalued at $1.8 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables. The contingent consideration accretion expense for each of the three-month periods ended September 30, 2018 and 2017 was $15,000, and $161,000, respectively. As of September 30,2018, none of the milestones had been achieved, and therefore, no milestone payment was made.

License Agreement—ZolpiMist

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

The ZolpiMist license agreement was valued at $3.2 million and will be amortized over the life of the license agreement up to seven years. The amortization expense for each of the three months ended September 30, 2018 and 2017 was $116,000 and $0, respectively.

We also agreed to make certain royalty payments to Magna which will be calculated as a percentage of our ZolpiMist net sales and will be payable within 45 days of the end of the quarter during which the applicable net sales occur.

For the quarter ended September 30, 2018, the royalty payment will be approximately $52,000, which will reduce the balance of our contingent consideration when it is paid.

The contingent consideration, related to these royalty payments, was valued at $2.6 million using a Monte Carlo simulation, as of June 11, 2018. The contingent consideration accretion expense for the three months ended September 30, 2018 and 2017 was $59,000, and $0, respectively.

Liquidity Assessment

Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern, requires management to evaluate the company’s ability to continue as a going concern one year beyond the filing date of the given financial statements. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

Prior to the date of this Report, we have financed operations through a combination of private and public debt and equity financings, funds from the sale of our products, and occasionally through divestures of non-strategic assets. Our financing transactions have included private placements of stock and convertible notes, and public offerings of the Company’s equity securities. Since the formation of Aytu in June 2015, the Company has raised approximately $65.1 million, inclusive of the $15.2 million we raised in October 2018, from the sale of its securities to investors and the exercise of warrants by investors. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements for fiscal 2019.

Based on management’s forecast of product revenue and related spending plans, the Company expects its existing cash balance to last more than one year beyond the date that the financial statements were issued. Based on this analysis, no additional disclosures are required.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers. The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASC 606 and ASC 340-40 also require the deferral of incremental costs of obtaining contracts with customers and subsequent amortization of those costs of the period of anticipated benefit. Collectively, we refer to this guidance as “ASC 606”.

Effective July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), the new standard on revenue from contracts with customers. Adoption of this ASU was done through the modified retrospective method but did not result in a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. This is due to the fact that the impact of adopting the new standard is not significant as it relates to historical revenues, future revenues, or accounting for incremental costs of obtaining a contract with a customer.

We adopted the new standard through applying the following conclusions (resulting from a thorough analysis of all contract types): (1) The new guidance did not materially change our existing policy and practice for identifying contracts with customers, nor did it give rise to changes to our existing policy and practice or create new concern surrounding the collectability of our receivables from customers, (2) none of our contracts with customers contain multiple performance obligations that are not fulfilled at the same time, (3) the new guidance did not change our existing policy and practice regarding the recording of variable consideration, and (4) we did not identify any customer acquisition costs that are incremental and that are expected to be recovered at a future time.

As mentioned above, the modified retrospective method of transition did not result in a cumulative adjustment as of July 1, 2018. Additionally, no other line items in the statement of operations or the balance sheet reflect any changes due to the adoption of the new standard. Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statement.

Recently Issued Accounting Pronouncements, Not Adopted as of September 30, 2018

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently assessing the impact that ASU 2018-13 will have on its financial statements.

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

Note 2 – Revenue Recognition

We generate all of our revenues from the sale of products. Revenue is recognized when control of theses promised products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products.

The Company determines revenue recognition through the following five-step model:

(i)	identification of the promised goods or services in the contract;
(ii)	determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract;
(iii)	measurement of the transaction price, including the constraint on variable consideration;
(iv)	allocation of the transaction price to the performance obligations; and
(v)	recognition of revenue when, or as the Company satisfies each performance obligation.

Product Revenues, Net

The Company sells its products principally to a limited number of wholesale distributors and pharmacies in the United States, which account for the largest portion of our total revenues, and international sales are made primarily to specialty distributors, as well as hospitals, laboratories, and clinics many of which are government owned or supported (collectively, its “Customers”). The Company’s Customers in the United States subsequently resell the products to patients and health care providers. In accordance with ASC 606, the Company recognizes net revenues from product sales when the Customer obtains control of the Company’s product, which typically occurs upon delivery to the Customer. The Company’s payment terms are approximately 30 days in the United States and consistent with prevailing practice in international markets.

Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. Provisions are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sale. Provision balances relating to estimated amounts payable to direct customers are netted against accounts receivable and balances relating to indirect customers are included in accounts payable and accrued liabilities. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience and specific known market events and trends. We constrain our estimates based on factors that could lead to a probable reversal of revenue.

Revenues by Geographic location

The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

	Three Months Ended September 30,
	2018	2017

U.S	$1,273,000	$931,000
Rest-of-the-World	159,000	145,000
Total net revenue	$1,432,000	$1,076,000

Note 3 - Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. There was no inventory write-down during the three months ended September 30, 2018 or September 30, 2017.

Inventory balances consist of the following:

	September 30, 2018	June 30, 2018
Finished goods	$1,033,000	$239,000
Raw Materials	277,000	1,100,000
Total inventory	$1,310,000	$1,339,000

Note 4 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated Useful Lives	As of September 30,	As of June 30,
	in years	2018	2018

Manufacturing equipment	2 - 5	$36,000	$213,000
Leasehold improvements	3	112,000	112,000
Office equipment, furniture and other	2 - 5	308,000	344,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(350,000)	(540,000)

Fixed assets, net		$196,000	$219,000

The depreciation and amortization expense was as follows:

	Three Months Ended September 30,
	2018	2017

Depreciation and amortization expense	$28,000	$80,000

Note 5 – Patents

The cost of the Luoxis patents were $380,000 when they were acquired in connection with the 2013 formation of Luoxis and are being amortized over the remaining U.S. patent lives of approximately 15 years, which expires in March 2028. Patents consist of the following:

	As of September 30,	As of June 30,
	2018	2018

Patents	$380,000	$380,000
Less accumulated amortization	(140,000)	(134,000)

Patents, net	$240,000	$246,000

The amortization expense was as follows:

	Three Months Ended September 30,
	2018	2017

Amortization expense	$6,000	$6,000

Note 6 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant derivative liability, and contingent consideration. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The fair value of the warrant derivative liability was valued using the lattice valuation methodology. The fair value of acquisition-related contingent consideration is based on a monte carlo methodology using estimated discounted future cash flows and periodic assessments of the probability of occurrence of potential future events. The valuation policies are determined by the Chief Financial Officer, and the Company’s Board of Directors is informed of any policy change.

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and June 30, 2018, by level within the fair value hierarchy.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
September 30, 2018
LIABILITIES
Warrant derivative liability	$-	$-	$47,000	$47,000
Contingent consideration	$-	$-	$4,470,000	$4,470,000

June 30, 2018
LIABILITIES
Warrant derivative liability	$-	$-	$94,000	$94,000
Contingent consideration	$-	$-	$4,694,000	$4,694,000

The warrant derivative liability was valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of issuance and as of September 30, 2018:

	September 30, 2018	At issuance
Warrants:
Volatility	169.1%	188.0%
Equivalent term (years)	3.88	5.00
Exercise premium	5%	20%
Risk-free interest rate	2.91%	1.83%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of the derivative financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments

Balance as of June 30, 2018	$94,000
Change in fair value included in earnings	(47,000)
Balance as of September 30, 2018	$47,000

We classify our contingent consideration liability in connection with the acquisition of Natesto and ZolpiMist within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow methodology.

The following table sets forth a summary of changes in the contingent consideration for the period ended September 30, 2018:

Contingent Consideration

Balance as of June 30, 2018	$4,694,000
Increase due to accretion	76,000
Decrease due to contractual payment	(300,000)
Balance as of September 30, 2018	$4,470,000

Note 7 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of September 30, 2018:

	Total	2019	2020	2021	2022	2023	Thereafter
Prescription database	$625,000	$625,000	$-	$-	$-	$-	$-
Natesto	2,500,000	-	-	-	-	2,500,000	-
Supply order	188,000	188,000	-	-	-	-	-
Office lease	227,000	91,000	109,000	27,000	-	-	-
	$3,540,000	$904,000	$109,000	$27,000	$-	$2,500,000	$-

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

Supply Order

In June 2018, Aytu submitted a purchase order for a commercial supply of ZolpiMist, which is expected to arrive in fiscal 2019. (see Note 10)

Office Lease

In June 2015, Aytu entered into a 37-month operating lease for office space in Raleigh, North Carolina. This lease had initial base rent of $3,000 a month, with total base rent over the term of the lease of approximately $112,000. In June 2018, the Company entered into a 12-month operating lease, beginning on August 1, 2018, for a new office space in Raleigh. This lease has base rent of $1,100 a month, with total rent over the term of the lease of approximately $13,200. In September 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. This lease had an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. In October 2017, the Company signed an amendment to the 37-month operating lease in Englewood, Colorado, extending the lease for an additional 24 months beginning October 1, 2018. The base rent remained $9,000 a month. The Company recognizes rent expense on a straight-line basis over the term of each lease. Differences between the straight-line net expenses on rent payments are classified as liabilities between current deferred rent and long-term deferred rent. Rent expense for the respective periods was as follows:

	Three Months Ended September 30,
	2018	2017

Rent expense	$32,000	$35,000

Note 8 – Common Stock

At September 30, 2018 and June 30, 2018, Aytu had 1,801,411 and 1,794,762 common shares outstanding, respectively, and no preferred shares outstanding. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share, of which 500 are designated Series A Convertible Preferred Stock, 161 are designated as Series B Convertible Preferred Stock, and 8,342,993 are designated as Series C Convertible Preferred Stock . Included in the common stock outstanding are 37,890 shares of restricted stock issued to executives, directors, employees and consultants.

Note 9 – Equity Instruments

Share-based Compensation Plans

On June 1, 2015, Aytu’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of September 30, 2018, we have 2,961,863 shares that are available for grant under the 2015 Plan.

Pursuant to the 2015 Stock Plan, 3.0 million shares of the Company’s common stock, are reserved for issuance. The fair value of options granted has been calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, the risk-free interest rate, volatility, expected dividend yield and the expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term of granted options based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. There were no issuances during the three months ended September 30, 2018, therefore, no assumptions are used for this quarter.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2018	1,798	$325.97	6.95
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(11)	$328.00
Outstanding September 30, 2018	1,787	$325.96	6.74
Exercisable at September 30, 2018	1,516	$325.59	6.62

As of September 30, 2018, there was $95,000 of total unrecognized option-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 0.77 years.

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years

Unvested at June 30, 2018	37,200	$39.80	9.4
Vested	(850)	$40.40
Granted	-	$-
Cancelled	-	$-
Unvested at September 30, 2018	36,350	$39.81	9.1

As of September 30, 2018, there was $2,861,000 of total unrecognized share-based compensation expense related to the non-vested restricted stock. The Company expects to recognize this expense over a weighted-average period of 8.38 years. Under the 2015 Plan, there was $1,315,000 of total unrecognized share-based compensation expense related to the non-vested restricted stock. The Company expects to recognize this expense over a weighted-average period of 9.10 years. During the three months ended September 30, 2018, the expense related to these awards was $36,000.

Aytu previously issued 1,540 shares of restricted stock outside the Aytu BioScience 2015 Stock Option and Inventive Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,546,000 as of September 30, 2018 and will be recognized over the 10-year vesting period, of which 7.78 years remain. During the three months ended September 30, 2018, the expense related to these awards was $50,000.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below:

	Three Months Ended September 30,
	2018	2017
Selling, general and administrative:

Stock options	$66,000	$195,000

Restricted Stock	86,000	72,000
Total share-based compensation expense	$152,000	$267,000

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2018	1,882,661	$25.94	4.61

Issued	-
Exercised	-

Outstanding September 30, 2018	1,882,661	$25.94	4.36

The warrants related to the August Financing issued in fiscal 2018 were valued using the lattice option pricing model. These warrants were accounted for as liability warrants (see assumptions used in Note 6).

Note 10 – Related Party Transactions

Executive Stock Purchases

Two Aytu executive officers, Joshua Disbrow and Jarrett Disbrow, participated in the August 2017 offering. Each officer purchased 4,167 units.

Three Aytu executive officers, Joshua Disbrow, Jarrett Disbrow and David Green, participated in the March 2018 offering. Joshua Disbrow and Jarrett Disbrow each purchased 11,306 units. Mr. Green purchased 3,330 units.

Co-Pay Support

In June 2018, the Company entered into a master services agreement with TrialCard Incorporated (“TCI”), a vendor selected to support the Company sponsored co-pay program. In supporting the program, TCI will make disbursements to qualified patients presenting valid prescriptions for Natesto and ZolpiMist on behalf of Aytu. Disbursements will be based upon business rules determined by Aytu. The Company agreed to pay fees monthly to TCI for account management, data analytics, implementation, and technology and to reimburse TCI for certain direct costs incurred by TCI to support the Company’s program. Expenses are expected to be approximately $19,000 per month based on volumes and performance of our program. During the quarter ended September 30, 2018, the fees we paid to TCI is $254,000. One of the Aytu directors, Mr. Donofrio, is an executive officer of TCI and has no direct interest in the arrangement.

Note 11 – Subsequent Events

On October 9, 2018, we closed an underwritten public offering, with total gross proceeds of $15.2 million which includes the full exercise of the underwriters’ over-allotment option to purchase additional shares and warrants, before deducting underwriting discounts, commissions and other offering expenses payable by the Company.

The securities offered by the Company consist of (i) an aggregate of 457,007 shares of its Common Stock, (ii) an aggregate of 8,342,993 shares of its Series C Convertible Preferred Stock convertible into an aggregate of 8,342,993 shares of Common Stock at a conversion price of $1.50 per share, and (iii) Warrants to purchase an aggregate of 8,800,000 shares of Common Stock at an exercise price of $1.50 per share. The securities were issued at a public offering purchase price of $1.50 per fixed combination of (a) one share of Common Stock and one Warrant or (b) one share of Series C Preferred Stock and one Warrant. Each share of Series C Preferred Stock is convertible into one share of Common Stock. The Warrants are exercisable upon issuance and will expire five years from the date of issuance. The conversion price of the Series C Preferred Stock in the offering as well as the exercise price of the Warrants are fixed and do not contain any variable pricing features, or any price based anti-dilution features.

In connection with this offering, the underwriters have exercised their over-allotment option in full and purchased an additional 1,320,000 shares of Common Stock and 1,320,000 Warrants.

On October 17, 2018, we made a payment in the amount of $188,000 to purchase a commercial supply of ZolpiMist.

On October 24, 2018, Aytu issued 2.7 million shares of restricted stock to executives, directors and employees pursuant to the 2015 Plan, which vest in October 2028 and have a fair value of $3.5 million.

In November, the Company’s entry into the $3 billion cough and cold market with an exclusive license of FDA-approved Tuzistra® XR from Tris Pharma. Along with Tuzistra XR, the Company has licensed a complementary antitussive product pending FDA approval. As part of this transaction, the Company also plans to enter into a strategic financing with Armistice Capital, LLC for up to $5 million in the form of a three-year note, secured by the Tuzistra revenue streams.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2018, filed on September 6, 2018. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on September 6, 2018.

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

On October 9, 2018, we closed an underwritten public offering, with total gross proceeds of $15.2 million which includes the full exercise of the underwriters’ over-allotment option to purchase additional shares and warrants, before deducting underwriting discounts, commissions and other offering expenses payable by the Company.

The securities offered by the Company consist of (i) an aggregate of 457,007 shares of its Common Stock, (ii) an aggregate of 8,342,993 shares of its Series C Convertible Preferred Stock convertible into an aggregate of 8,342,993 shares of Common Stock at a conversion price of $1.50 per share, and (iii) Warrants to purchase an aggregate of 8,800,000 shares of Common Stock at an exercise price of $1.50 per share. The securities were issued at a public offering purchase price of $1.50 per fixed combination of (a) one share of Common Stock and one Warrant or (b) one share of Series C Preferred Stock and one Warrant. Each share of Series C Preferred Stock is convertible into one share of Common Stock. The Warrants are exercisable upon issuance and will expire five years from the date of issuance. The conversion price of the Series C Preferred Stock in the offering as well as the exercise price of the Warrants are fixed and do not contain any variable pricing features, or any price based anti-dilution features.

In connection with this offering, the underwriters exercised their over-allotment option in full and purchased an additional 1,320,000 shares of Common Stock and 1,320,000 Warrants.

Prior to the date of this Report, we have financed operations through a combination of private and public debt and equity financings, funds from the sale of our products, and occasionally through divestures of non-strategic assets. Our financing transactions have included private placements of stock and convertible notes, and public offerings of the Company’s equity securities. Since the formation of Aytu in June 2015, the Company has raised approximately $65.1 million from the sale of its securities to investors and the exercise of warrants by investors. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements for fiscal 2019.

We have incurred accumulated net losses since inception, and at September 30, 2018, we had an accumulated deficit of $82.7 million. Our net loss was $3.4 million for the three months ended September 30,2018 and we used $2.7 million in cash from operations during the three months ended September 30, 2018.

We are a relatively young company with substantial revenue growth expectations as demonstrated by the nearly 55% quarter-over-quarter net revenue growth for the three months ended September 30, 2018. Our primary activities are focused on commercializing our approved product portfolio, including Natesto and ZolpiMist, building our commercial infrastructure, improving patient access, and improving the effectiveness and reach of our sales force. As of September 30, 2018, we had cash, cash equivalents and restricted cash totaling $4.1 million and other current assets with an aggregate balance of $2.8 million available to fund our operations, offset by an aggregate of $2.5 million in accounts payable and accrued liabilities. In October 2018, we raised gross proceeds of $15.2 million in a public offering.

Based on our recent trend of increasing revenue, and management’s operating strategy and plans for accelerating revenue growth, we believe that our sales will continue to grow. We also believe that our efforts and programs designed to eliminate couponing and reduce discounting of Natesto will combine to increase net revenue and therefore reduce the rate of cash use. We expect to maintain operating expenses at levels comparable to the quarter ended September 30, 2018. With these assumptions and the additional capital we raised in October, we believe that we have sufficient cash resources to fund operations into the first half of fiscal 2020, after which time we could require additional new capital if our revenue does not continue to grow as we have projected. If, in the judgment of management, capital becomes available on terms that we consider to be in the best interest of the Company, we may seek to raise additional capital even if the need for additional capital is not imminent. If we cannot raise adequate additional capital in the future if and when we require it, we could be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts, or our research and development programs. We may also be required to relinquish some or all rights to product candidates at less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results. However, we can provide no assurance that our revenues will increase as anticipated or that additional funding will be available to us on terms acceptable to us, or at all.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingencies and going concern. Management bases its estimates and judgments on historical experience and on various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on September 6, 2018.

Information regarding our accounting policies and estimates can be found in the Notes to the consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of September 30, 2018) is combined in Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three and nine months ended September 30, 2018 compared to September 30, 2017

Results of operations for the three months ended September 30, 2018 and the three months ended September 30, 2017 reflected losses of approximately $3.4 million and $4.2 million, respectively. These losses include, in part, non-cash charges related to stock-based compensation, depreciation, amortization and accretion, issuance of restricted stock, and derivative income in the amount of $662,000 for the three months ended September 30, 2018 and $621,000 for the three months ended September 30, 2017, respectively. The non-cash charges increased in the three months ended September 30, 2018 primarily due to the issuance of restricted stock offset by warrant derivative income.

Revenue

Product revenue

We recognized net revenue from product sales of $1.4 million and $1.1 million for the three months ended September 30, 2018 and 2017 respectively. Our product portfolio includes Natesto, ZolpiMist, ProstaScint, Fiera, and the MiOXSYS and RedoxSYS Systems, but the majority of our revenue comes from Natesto sales. Revenue from Natesto increased 44% in the first quarter of fiscal 2019 compared to the same quarter in fiscal 2018.

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

	Three Months Ended September 30,
	2018	2017

Gross product revenue	$2,320,000	$2,243,000
Provisions to reduce gross product sales to net product sales	(888,000)	(1,167,000)
Net product revenue	$1,432,000	$1,076,000

Percentage of gross sales to net sales	61.7%	48.0%

Expenses

Cost of Sales

The cost of sales of $411,000 and $287,000 recognized for the three months ended September 30, 2018 and 2017, respectively, are related to Natesto, ZolpiMist, ProstaScint, Fiera and the MiOXSYS and RedoxSYS Systems. We expect cost of sales to increase in the future due to and in line with growth in revenue from product sales.

Research and Development

Research and development costs consist of clinical trials and sponsored research which includes manufacturing development, and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended September 30,
	2018	2017

Clinical trials and sponsored research	120,000	140,000
Consultants and other	36,000	1,000
	$156,000	$141,000

Comparison of Three Months Ended September 30, 2018 and 2017

Research and development expenses increased $15,000, or 10.6%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was due primarily to the use of additional consultants related to the RedoxSYS and MiOXSYS Systems. We anticipate research and development expense to increase in fiscal 2019 as we anticipate funding a study to further support the clinical application of our MiOXSYS System, and to fund further clinical studies for Natesto to potentially support new claims and/or to comply with FDA post-marketing study requirements.

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

	Three Months Ended September 30,
	2018	2017

Labor	$2,281,000	$2,400,000
Stock-based compensation	152,000	267,000
Patent costs	53,000	128,000
Professional fees	142,000	419,000
Occupancy, travel and other	908,000	1,364,000
Directors Fees	40,000	40,000
Sales & marketing - related party	254,000	-
	$3,830,000	$4,618,000

Comparison of Three Months Ended September 30, 2018 and 2017

Selling, general and administrative costs decreased $788,000, or 17.1%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The primary decrease was due to professional fees and occupancy, travel and other, which included a refund of PDUFA fees waived by the FDA in August 2018. This decrease was offset by sales & marketing-related party, compared to fiscal 2018, due to fees paid to TrialCard Incorporation. We expect selling, general and administrative expenses to be approximately flat for the remainder of fiscal 2019.

Amortization of Intangible Assets

Amortization of intangible assets was $452,000 for the three months ended September 30, 2018, and $386,000 for the three months ended September 30, 2017. This expense increased due to amortization of the related finite-lived intangible assets. We expect this expense to remain flat for the remainder of 2019.

Net Cash Used in Operating Activities

During the three months ended September 30, 2018, our operating activities used $2.7 million in cash. The decline in cash use resulted from higher revenue and lower operating expense for first quarter in fiscal 2019. Our cash use was a result of an increase in accrued liabilities and accrued compensation expense, with the recognition of non-cash expenses such as depreciation, amortization and accretion and stock-based compensation expense. These were offset by derivative income, an increase in accounts receivable and prepaid expenses

During the three months ended September 30, 2017, our operating activities used $4.2 million in cash, which was approximately the same as the net loss of $4.2 million, primarily as a result of the non-cash depreciation, amortization and accretion, derivative income and stock-based compensation offset by a decrease in accounts payable and an increase in accounts receivable.

Net Cash Used in Investing Activities

During the three months ended September 30, 2018, we used $306,000 of cash for investing activities to purchase fixed and operating assets and received a $3,000 refund of our deposit for office space.

During the three months ended September 30, 2017, we used zero cash in investing activities.

Net Cash from Financing Activities

Net cash provided by financing activities in the three months ended September 30, 2018 was zero.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

On November 2, 2018, the Company entered into a License, Development, Manufacturing and Supply Agreement (the “Tris License Agreement”) with TRIS Pharma, Inc. (“TRIS”). Pursuant to the Tris License Agreement, TRIS granted to the Company an exclusive license in the United States related to Tuzistra XR. In addition, TRIS has agreed to an exclusive license in the United States related to a complementary antitussive referred to as “CCP-08” (together with Tuzistra XR, the “Products”) for which marketing approval has been sought by TRIS under a New Drug Application filed with the FDA. As consideration for the license granted, the Company made an upfront cash payment to TRIS and also issued to TRIS shares of Series D Convertible Preferred Stock. Additionally, the Company will pay TRIS certain royalty fees through the term for Tuzistra XR and CCP-08. The Agreement may be terminated by either the Company or TRIS on the occurrence of a material breach of the Agreement and will terminate according to its terms upon expiration of the final royalty payment made to TRIS.

As consideration to TRIS for entering into the Tris License Agreement, the Company issued to TRIS 400,000 shares of Series D Convertible Preferred Stock (“Series D Preferred Stock”) in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The preferences and rights of the Series D Preferred Stock are as set forth in a Certificate of Designation (the “Certificate of Designation”) attached as Exhibit 4.1. The material terms of the Series D Preferred Stock are disclosed below.

Conversion. Each share of Series D Preferred Stock is convertible at any time at the holder’s option into one share of common stock, which conversion ratio is subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. Notwithstanding the foregoing, the Certificate of Designation provides that the Company shall not effect any conversion of the Series D Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder of Series C Preferred Stock (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates) would beneficially own a number of shares of the common stock of the Company (“Common Stock”) in excess of 4.99% (or, at the election of the purchaser prior to the date of issuance, 9.99%) of the shares of Common Stock then outstanding after giving effect to such exercise.

Fundamental Transaction. In the event the Company consummates a merger or consolidation with or into another person or other reorganization event in which the Common Stock is converted or exchanged for securities, cash or other property, or the Company sells, leases, licenses, assigns, transfers, conveys or otherwise disposes of all or substantially all of the Company’s assets or the Company or another person acquires 50% or more of the Company’s outstanding shares of Common Stock, then following such event, the holders of the Series D Preferred Stock will be entitled to receive upon conversion of such Series D Preferred Stock the same kind and amount of securities, cash or property which the holders would have received had they converted their Series D Preferred Stock immediately prior to such fundamental transaction. Any successor to the Company or surviving entity shall assume the obligations under the Series D Preferred Stock.

Liquidation Preference. In the event of a liquidation, the holders of Series D Preferred Stock will be entitled to participate on an as-converted-to-common-stock basis with holders of Common Stock in any distribution of assets of the Company to the holders of Common Stock.

Voting Rights. With certain exceptions, as described in the Certificate of Designation, the Series D Preferred Stock has no voting rights. However, as long as any shares of Series D Preferred Stock remain outstanding, the Certificate of Designation provides that the Company shall not, without the affirmative vote of holders of a majority of the then-outstanding shares of Series D Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series D Preferred Stock or alter or amend the Series D Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series D Preferred Stock, (c) increase the number of authorized shares of Series D Preferred Stock or (d) effect a stock split or reverse stock split of the Series D Preferred Stock or any like event.

Dividends. The Certificate of Designation provides, among other things, that the Company shall not pay any dividends on shares of Common Stock (other than dividends in the form of Common Stock) unless and until such time as the Company pays dividends on each share of Series D Preferred Stock on an as-converted basis. Other than as set forth in the previous sentence, the Certificate of Designation provides that no other dividends shall be paid on shares of Series D Preferred Stock and that the Company shall pay no dividends (other than dividends in the form of Common Stock) on shares of Common Stock unless the Company simultaneously complies with the previous sentence.

Repurchase Restrictions. The Certificate of Designation does not provide for any restriction on the repurchase of Series D Preferred Stock by the Company while there is any arrearage in the payment of dividends on the Series D Preferred Stock. There will be no sinking fund provisions applicable to the Series D Preferred Stock.

Redemption. The Company will not be obligated to redeem or repurchase any shares of Series D Preferred Stock. Shares of Series D Preferred Stock will not otherwise be entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

Exchange Listing. The Series D Preferred Stock is not listed on any securities exchange or other trading system.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series D Preferred Stock filed on November 1, 2018

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101	XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYTU BIOSCIENCE, INC.

By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer (principal executive officer)
Date: November 7, 2018

By:	/s/ David A. Green
David A. Green
Chief Financial Officer (principal financial and accounting officer)
Date: November 7, 2018