Form 10-Q
period 2018-12-31
AYTU BIOSCIENCE, INC
filed 2019-02-07
CIK 1385818

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2018

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

As of February 6, 2019, there were 12,390,435 shares of Common Stock outstanding.

 AYTU BIOSCIENCE, INC. AND SUBSIDIARY
FOR THE QUARTER ENDED DECEMBER 31, 2018

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: the planned expanded commercialization of our products and the potential future commercialization of our product candidates, our anticipated future cash position; our plan to acquire additional assets; our anticipated future growth rates; anticipated sales increases; anticipated net revenue increases; the anticipated arrival dates of certain supply orders; the expected recognition and amounts of certain future expenses and costs of goods sold; anticipated increases to operating expenses, research and development expenses, and selling , general, and administrative expenses; director appointment to fill a current board of director vacancy; and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, and in the reports we file with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto, Tuzistra XR, ZolpiMist, ProstaScint, MiOXSYS, RedoxSYS, and Fiera, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

ii

 PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	June 30,
	2018	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,804,887	$7,012,527
Restricted cash	100,225	100,000
Accounts receivable, net	1,482,490	578,782
Inventory, net	1,644,861	1,338,973
Prepaid expenses and other	944,766	440,009
Total current assets	21,977,229	9,470,291

Fixed assets, net	186,944	218,684
Licensed assets, net	19,999,550	11,120,086
Patents, net	233,278	245,944
Deposits	2,200	5,088
Total long-term assets	20,421,972	11,589,802

Total assets	$42,399,201	$21,060,093

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other	$2,371,785	$2,119,672
Accrued liabilities	932,690	185,882
Accrued compensation	743,834	540,674
Current deferred revenue	13,990	-
Current deferred rent	-	1,450
Current contingent consideration	593,173	547,100
Total current liabilities	4,655,472	3,394,778

Long-term contingent consideration	12,783,710	4,146,829
Long-term debt	5,036,164	-
Warrant derivative liability	25,992	93,981
Total liabilities	22,501,338	7,635,588

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 4,532,664 and 0, respectively as of
December 31, 2018 and June 30, 2018	453	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 10,504,769 and 1,794,762, respectively as of
December 31, 2018 and June 30, 2018	1,050	179
Additional paid-in capital	107,258,097	92,681,918
Accumulated deficit	(87,361,737)	(79,257,592)
Total stockholders' equity	19,897,863	13,424,505

Total liabilities and stockholders' equity	$42,399,201	$21,060,093

 The accompanying notes are an integral part of these consolidated financial statements.

 AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Product revenue, net	$1,795,011	$1,051,154	$3,226,820	$2,127,522

Operating expenses
Cost of sales	525,138	385,411	936,097	672,612
Research and development	149,029	(277,486)	304,907	(136,532)
Selling, general and administrative	5,046,174	4,553,366	8,622,754	9,171,769
Selling, general and administrative - related party (Note 11)	91,337	-	345,046	-
Amortization and impairment of intangible assets	534,063	383,811	986,020	769,652
Total operating expenses	6,345,741	5,045,102	11,194,824	10,477,501

Loss from operations	(4,550,730)	(3,993,948)	(7,968,004)	(8,349,979)

Other (expense) income
Other expense, net	(127,569)	(196,781)	(204,130)	(385,526)
Derivative income	20,637	518,051	67,989	817,785
Total other (expense) income	(106,932)	321,270	(136,141)	432,259

Net loss	$(4,657,662)	$(3,672,678)	$(8,104,145)	$(7,917,720)
Weighted average number of
common shares outstanding	6,477,004	205,663	4,183,591	124,056

Basic and diluted net loss
per common share	$(0.72)	$(17.86)	$(1.94)	$(63.82)

The accompanying notes are an integral part of these consolidated financial statements.

 AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

Balance - June 30, 2018	-	$-	1,794,762	$179	$92,681,918	$(79,257,592)	$13,424,505

Stock-based compensation (unaudited)	-	-	-	-	106,671	-	106,671
Issuance of restricted stock (unaudited)	-	-	2,707,022	271	239,234	-	239,505
Commen stock issued to employee (unaudited)	-	-	9,000	1	11,689	-	11,690
Issuance of preferred and common stock, net of $1,479,963 in cash issuance costs (unaudited)	8,342,993	834	1,777,007	178	11,810,373	-	11,811,385
Warrants issued in connection with the registered offering (uniaudited)	-	-	-	-	1,827,628	-	1,827,628
Warrants issued in connection with the registered offering to the placement agents, non-cash issuance costs (unaudited)	-	-	-	-	61,024	-	61,024
Preferred stocks issued in connection with the purchase of assets (unaudited)	400,000	40	-	-	519,560		519,600
Preferred stocks converted into common stock (unaudited)	(4,210,329)	(421)	4,210,329	421	-	-	-
Adjustment for rounding of shares due to stock split (unaudited)	-	-	6,649	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	(8,104,145)	(8,104,145)

Balance - December 31, 2018 (unaudited)	4,532,664	$453	10,504,769	$1,050	$107,258,097	$(87,361,737)	$19,897,863

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2018	2017

Cash flows from operating activities
Net loss	$(8,104,145)	$(7,917,720)
Adjustments to reconcile net loss to cash used in operating activities
Stock-based compensation expense	106,671	275,688
Issuance of restricted stock	239,505	103,635
Depreciation, amortization and accretion	1,230,671	1,315,063
Issuance of common stock to employee	11,690	-
Derivative (income)	(67,989)	(817,785)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(903,708)	(849,397)
(Increase) in inventory	(305,888)	(67,585)
(Increase) in prepaid expenses and other	(504,757)	(454,595)
Increase in accounts payable and other	252,113	1,124,558
Increase (decrease) in accrued liabilities	746,808	(524,905)
Increase in accrued compensation	203,160	497,586
Increase in interest payable	36,164	-
Increase in deferred revenue	13,990	-
(Decrease) in deferred rent	(1,450)	(3,337)
Net cash used in operating activities	(7,047,165)	(7,318,794)

Cash flows used in investing activities
Deposit	2,888	-
Purchases of property and equipment	(12,954)	(12,195)
Contingent consideration payment	(50,221)	-
Purchase of assets	(800,000)	-
Net cash used in investing activities	(860,287)	(12,195)

Cash flows from financing activities
Issuance of preferred, common stock and warrants	15,180,000	11,839,995
Issuance costs related to preferred, common stock and warrants	(1,479,963)	(1,402,831)
Issuance of debt	5,000,000	-
Net cash provided by financing activities	18,700,037	10,437,164

Net change in cash, cash equivalents and restricted cash	10,792,585	3,106,175
Cash, cash equivalents and restricted cash at beginning of period	7,112,527	877,542
Cash, cash equivalents and restricted cash at end of period	$17,905,112	$3,983,717

Non-cash transactions:
Fair value of warrants issued to investors and underwriters	$1,888,652	$-
Issuance of preferred stock related to purchase of asset	$519,600	$-
Contingent consideration	$8,833,219	$-
Warrants issued to investors and underwriters (see Note 6)	$-	$4,117,997
Revenue share payment to Jazz included in accounts payable	$-	$7,385
Earn-out payment to Nuelle Shareholders in common stock	$-	$250,000
Fixed assets included in accounts payable	$-	$62,512

The accompanying notes are an internal part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Business, Basis of Presentation, License and Supply Agreements

Business

Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a specialty pharmaceutical company focused on commercializing novel products that address significant patient needs like hypogonadism (low testosterone), severe cough and respiratory symptoms, insomnia, and male infertility and plans to expand into other therapeutic areas.

Basis of Presentation

These unaudited consolidated financial statements represent the financial statements of Aytu and its wholly-owned subsidiary, Aytu Women’s Health, LLC. These unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2018, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended December 31, 2018 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of and for the period ended December 31, 2018, and 2017, is unaudited.

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

In addition to the previously disclosed upfront payments made to Acerus, we agreed to make one-time, non-refundable milestone payments to Acerus within 45 days of certain agreed upon occurrence of the milestones. The maximum aggregate amount payable under such milestone payments is $37.5 million.

The fair value of the net identifiable Natesto asset acquired was determined to be $10.5 million, which is being amortized over eight years. The aggregate amortization expense for each of the three-month periods ended December 31, 2018 and 2017 was $329,000. The aggregate amortization expense for each of the six-month periods ended December 31, 2018 and 2017 was $659,000.

The contingent consideration was initially valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2018, the contingent consideration was revalued at $1.8 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables. The contingent consideration accretion expense for each of the three-month periods ended December 31, 2018 and 2017 was $16,000, and $169,000, respectively. The contingent consideration accretion expense for each of the six-month periods ended December 31, 2018 and 2017 was $31,000, and $330,000, respectively. As of December 31, 2018, none of the milestones had been achieved, and therefore, no milestone payment was made.

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

The ZolpiMist license agreement was valued at $3.2 million and will be amortized over the life of the license agreement up to seven years. The amortization expense for each of the three months ended December 31, 2018 and 2017 was $116,000 and $0, respectively. The amortization expense for each of the six months ended December 31, 2018 and 2017 was $232,000 and $0, respectively.

We also agreed to make certain royalty payments to Magna which will be calculated as a percentage of our ZolpiMist net sales and is payable within 45 days of the end of the quarter during which the applicable net sales occur.

The contingent consideration, related to these royalty payments, was valued at $2.6 million using a Monte Carlo simulation, as of June 11, 2018. The contingent consideration accretion expense for the three months ended December 31, 2018 and 2017 was $61,000, and $0, respectively. The contingent consideration accretion expense for the six months ended December 31, 2018 and 2017 was $120,000, and $0, respectively.

License Development, Manufacturing and Supply Agreement—Tuzistra XR

On November 2, 2018, the Company entered into a License, Development, Manufacturing and Supply Agreement (the “Tris License Agreement”) with TRIS Pharma, Inc. (“TRIS”). Pursuant to the Tris License Agreement, TRIS granted the Company an exclusive license in the United States related to Tuzistra XR. In addition, TRIS has agreed to grant the Company an exclusive license in the United States related to a complementary antitussive referred to as “CCP-08” (together with Tuzistra XR, the “Products”) for which marketing approval has been sought by TRIS under a New Drug Application filed with the FDA. As consideration for the Product's license grant, the Company (i) made an upfront cash payment to TRIS; (ii) issued to TRIS shares of Series D Convertible Preferred Stock to TRIS; and (iii) will pay TRIS certain royalty fees through license term in accordance with the Tris License Agreement.

The Tris License Agreement was valued at $9.9 million and will be amortized over the life of the Tris License Agreement up to twenty years. The amortization expense for each of the three months ended December 31, 2018 and 2017 was $82,000 and $0, respectively. The amortization expense for each of the six months ended December 31, 2018 and 2017 was $82,000 and $0, respectively.

We also agreed to make certain quarterly royalty payments to TRIS which will be calculated as a percentage of our Tuzistra XR net sales, payable within 45 days of the end of the applicable quarter.

As of November 2, 2018, the contingent consideration, related to this asset, was valued at $8.8 million using a Monte Carlo simulation. The contingent consideration accretion expense for the three months ended December 31, 2018 and 2017 was $46,000, and $0, respectively. The contingent consideration accretion expense for the six months ended December 31, 2018 and 2017 was $46,000, and $0, respectively.

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

Prior to the date of this Report, we have financed operations through a combination of private and public debt and equity financings, funds from the sale of our products, and occasionally through divestures of non-strategic assets. Our financing transactions have included private placements of stock and convertible notes, and public offerings of the Company’s equity securities. Since the formation of Aytu in June 2015, the Company has raised approximately $70.1 million, inclusive of the $15.2 million we raised in October 2018, from the sale of its securities to investors and the exercise of warrants by investors and the $5.0 million debt we issued in November 2018. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements for the next 12 months.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers. The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASC 606 and ASC 340-40 also require the deferral of incremental costs of obtaining contracts with customers and subsequent amortization of those costs of the period of anticipated benefit. Collectively, we refer to this guidance as “ASC 606.”

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

Recently Issued Accounting Pronouncements, Not Adopted as of December 31, 2018

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” to give entities another option for transition. The additional option for transition allows an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of its pending adoption of this standard on its financial statements. As of December 31, 2018, the Company has future operating lease payments of approximately $197,000 that are being evaluated. The Company is working on gathering all key lease data elements to meet the requirements of the new guidance.

Note 2 – Revenue Recognition

We generate all of our revenues from the sale of products. Revenue is recognized when control of these promised products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products.

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

Revenues by Geographic location

The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

U.S	$1,730,000	$965,000	$3,001,000	$1,897,000
Rest-of-the-World	65,000	86,000	226,000	231,000
Total net revenue	$1,795,000	$1,051,000	$3,227,000	$2,128,000

Note 3 - Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. We currently have a reserve of $11,000 for slow moving inventory as of December 31, 2018 and $0 at June 30, 2018.

 Inventory balances consist of the following:

	December 31, 2018	June 30, 2018
Finished goods	$1,158,000	$239,000
Raw materials	498,000	1,100,000
Reserve	(11,000)	-
Total inventory	$1,645,000	$1,339,000

Note 4 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated	As of December 31,	As of June 30,
	Useful Lives in years	2018	2018

Manufacturing equipment	2 - 5	$36,000	$213,000
Leasehold improvements	3	112,000	112,000
Office equipment, furniture and other	2 - 5	315,000	344,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(366,000)	(540,000)

Fixed assets, net		$187,000	$219,000

The depreciation and amortization expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Depreciation and amortization expense	$16,000	$81,000	$44,000	$161,000

Note 5 – Patents
The cost of the oxidation reduction potential (“ORP”) related patents for the RedoxSYS and MiOXSYS Systems was $380,000 when they were acquired and are being amortized over the remaining U.S. patent life of approximately 15 years as of the date, which expires in March 2028. Patents consist of the following:

	As of December 31,	As of June 30,
	2018	2018

Patents	$380,000	$380,000
Less accumulated amortization	(147,000)	(134,000)

Patents, net	$233,000	$246,000

The amortization expense was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Amortization expense	$7,000	$6,000	$13,000	$12,000

Note 6 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant derivative liability, and contingent consideration. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, and debt approximate their fair value due to their short maturities. The fair value of the warrant derivative liability was valued using the lattice valuation methodology. The fair value of acquisition-related contingent consideration is based on a Monte Carlo methodology using estimated discounted future cash flows and periodic assessments of the probability of occurrence of potential future events. The valuation policies are determined by the Chief Financial Officer, and the Company’s Board of Directors is informed of any policy change.

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and June 30, 2018, by level within the fair value hierarchy.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
December 31, 2018
LIABILITIES
Warrant derivative liability	$-	$-	$26,000	$26,000
Contingent consideration	$-	$-	$13,377,000	$13,377,000

June 30, 2018
LIABILITIES
Warrant derivative liability	$-	$-	$94,000	$94,000
Contingent consideration	$-	$-	$4,694,000	$4,694,000

 The warrant derivative liability was valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of issuance and as of December 31, 2018:

	December 31, 2018	At Issuance
Warrants:
Volatility	166.2%	188.0%
Equivalent term (years)	3.63	5.00
Exercise premium	5%	20%
Risk-free interest rate	2.48%	1.83%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of the derivative financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments
Balance as of June 30, 2018	$94,000
Change in fair value included in earnings	(68,000)
Balance as of December 31, 2018	$26,000

We classify our contingent consideration liability in connection with the acquisition of Natesto, ZolpiMist and Tuzistra XR within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow methodology.

The following table sets forth a summary of changes in the contingent consideration for the period ended December 31, 2018:

Contingent Consideration
Balance as of June 30, 2018	$4,694,000
Increase due to purchase of assets	8,833,000
Increase due to accretion	200,000
Decrease due to contractual payment	(350,000)
Balance as of December 31, 2018	$13,377,000

Note 7 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of December 31, 2018:

		Remaining
	Total	2019	2020	2021	2022	2023	Thereafter
Prescription database	$2,185,000	$630,000	$509,000	$534,000	$512,000	$-	$-
Milestone payments	5,500,000	-	-	-	3,000,000	2,500,000	-
Office lease	197,000	61,000	109,000	27,000	-	-	-
	$7,882,000	$691,000	$618,000	$561,000	$3,512,000	$2,500,000	$-

Prescription Database

In May 2016, Aytu entered into an agreement with a vendor that will provide Aytu with prescription information. Aytu agreed to pay approximately $1.9 million over three years for access to the database of prescriptions written for Natesto. The payments have been broken down into quarterly payments. In December 2018, Aytu executed an amendment to the contract that added Tuzistra XR and extended the contract through May of 2022. The amendment added $1.7 million to the contract and as of December 31, 2018, Aytu has $2.2 million in payments remaining.

Milestone Payments

In connection with our intangible assets, Aytu has certain milestone payments that will be payable in the future based around sales performance totaling $5.5 million.

Office Lease

In June 2018, the Company entered into a 12-month operating lease, beginning on August 1, 2018, for a new office space in Raleigh, North Carolina. This lease has base rent of $1,100 a month, with total rent over the term of the lease of approximately $13,200. In September 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. This lease had an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. In October 2017, the Company signed an amendment to the 37-month operating lease in Englewood, Colorado, extending the lease for an additional 24 months beginning October 1, 2018. The base rent remained $9,000 a month. Rent expense for the respective periods was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Rent expense	$31,000	$35,000	$63,000	$70,000

Note 8 -Debt

On November 29, 2018, Aytu issued a collateralized $5.0 million promissory note (the “Armistice Note”) to Armistice Capital (“Armistice”). The Armistice Note is collateralized by the future revenue stream from the products licensed to the Company under the Tris License Agreement between the Company and TRIS. The Armistice Note carries an annual interest rate of 8% and has a three-year term with principal and interest payable at that time. The Company has the right, in its sole discretion, to repay the Armistice Note without penalty at any time after December 29, 2018. For the quarter ended December 31, 2018, the Company has not exercised the early repayment option.

The interest expense for the three months ended December 31, 2018 and 2017 was $36,000 and $0, respectively. The interest expense for the six months ended December 31, 2018 and 2017 was $36,000 and $0, respectively.

Note 9 – Common Stock

At December 31, 2018 and June 30, 2018, Aytu had 10,504,769 and 1,794,762 common shares outstanding, respectively, and 4,532,664 and 0 preferred shares outstanding, respectively. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share, of which 500 are designated Series A Convertible Preferred Stock, 161 are designated as Series B Convertible Preferred Stock, 8,342,993 are designated as Series C Convertible Preferred Stock, and 400,000 are designated as Series D Convertible Preferred Stock. Included in the common stock outstanding are 2,744,912 shares of restricted stock issued to executives, directors, employees and consultants.

On October 9, 2018, we closed an underwritten public offering, with total gross proceeds of $15.2 million which includes the full exercise of the underwriters’ over-allotment option to purchase additional shares and warrants, before deducting underwriting discounts, commissions and other offering expenses payable by the Company.

The securities offered by the Company consist of (i) an aggregate of 457,007 shares of its Common Stock; (ii) an aggregate of 8,342,993 shares of its Series C Convertible Preferred Stock convertible into an aggregate of 8,342,993 shares of Common Stock at a conversion price of $1.50 per share; and (iii) Warrants to purchase an aggregate of 8,800,000 shares of Common Stock at an exercise price of $1.50 per share. The securities were issued at a public offering purchase price of $1.50 per fixed combination of (a) one share of Common Stock and one Warrant; or (b) one share of Series C Preferred Stock and one Warrant. The Common Stock issued had a relative fair value of $533,000 and a fair value of $594,000. The Series C Preferred Stock issued had a relative fair value of $9.7 million and a fair value of $10.8 million. The Warrants are exercisable upon issuance and will expire five years from the date of issuance. The Warrants have a relative fair value of $1.6 million, a fair value of $1.8 million, and gross proceeds of $88,000. The conversion price of the Series C Preferred Stock in the offering as well as the exercise price of the Warrants are fixed and do not contain any variable pricing features, or any price based anti-dilution features.

In connection with this offering, the underwriters also exercised their over-allotment option in full and purchased an additional 1,320,000 shares of Common Stock and 1,320,000 Warrants. The Common Stock issued had a relative fair value of $1.5 million and a fair value of $1.7 million. The Warrants have the same terms as the Warrants sold in the registered offering. These Warrants have a relative fair value of $238,000, a fair value of $265,000, and gross proceeds of $13,000, which was the purchase price per the underwriting agreement.

As of December 31, 2018, investors holding Aytu Series C Preferred shares exercised their right to convert 4,210,329 Aytu Series C Preferred shares into 4,210,329 shares of Aytu common stock.

In October 2018, Aytu issued 9,000 shares of common stock to a former employee.

On November 2, 2018, the Company issued 400,000 shares of Series D Convertible Preferred Stock as consideration for an asset purchase in a private placement.

Note 10 – Equity Instruments

Share-based Compensation Plans

On June 1, 2015, Aytu’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of December 31, 2018, we have 179,841 shares that are available for grant under the 2015 Plan.

Pursuant to the 2015 Stock Plan, 3.0 million shares of the Company’s common stock, are reserved for issuance. The fair value of options granted has been calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, the risk-free interest rate, volatility, expected dividend yield and the expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term of granted options based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. There were no issuances during the three months ended December 31, 2018, therefore, no assumptions are used for this quarter.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2018	1,798	$325.97	6.95
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(11)	$328.00
Outstanding December 31, 2018	1,787	$325.96	6.49
Exercisable at December 31, 2018	1,615	$325.74	6.39

As of December 31, 2018, there was $54,000 of total unrecognized option-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 0.65 years.

During the quarter ended December 31, 2018, Aytu issued 75,000 performance-based stock options out of the 2015 Plan to a consultant. These options vest based on meeting certain market criteria with exercise price of $1.00. Options that require specific events before they begin to vest are valued at grant date. During the quarter, we did not recognize any expense for these options as the specific events are not probable of occurring.

Restricted stock issued out of the 2015 Stock Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years

Unvested at June 30, 2018	37,200	$39.80	9.4
Vested	(850)	$40.40
Granted	2,707,022	$1.30
Cancelled	-	$-
Unvested at December 31, 2018	2,743,372	$1.81	9.6

In October 2018, Aytu issued 2,707,022 shares of restricted stock to executives, directors, employees pursuant to the 2015 Plan, which vest in October 2028. Expense will be recognized over the 10-year vesting period.

Under the 2015 Plan, there was $4,729,000 of total unrecognized share-based compensation expense related to the non-vested restricted stock as of December 31, 2018. The Company expects to recognize this expense over a weighted-average period of 9.56 years. During the three months ended December 31, 2018, the expense related to these awards was $103,000. During the six months ended December 31, 2018, the expense related to these awards was $139,000.

Aytu previously issued 1,540 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,496,000 as of December 31, 2018 and will be recognized over the 10-year vesting period, of which 7.52 years remain. During the three months ended December 31, 2018, the expense related to these awards was $50,000. During the six months ended December 31, 2018, the expense related to these awards was $100,000.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
Selling, general and administrative:	2018	2017	2018	2017

Stock options	$41,000	$81,000	$107,000	$276,000

Restricted stock	153,000	32,000	239,000	104,000
Total share-based compensation expense	$194,000	$113,000	$346,000	$380,000

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2018	1,882,661	$25.94	4.61

Warrants issued in connection with the October 2018 offering	10,120,000	$1.50
Warrants issued to underwriters in connection with the October 2018 offering	303,600	$1.50
Outstanding December 31, 2018	12,306,261	$5.24	4.67

The warrants related to the August Financing issued in fiscal 2018 were valued using the lattice option pricing model. These warrants were accounted for as liability warrants (see assumptions used in Note 6).

In connection with our October 2018 public offering, we issued warrants to the investors and underwriters to purchase an aggregate of 10,423,600 shares of the Company's common stock at an exercise price of $1.50 and a term of five years. These warrants are accounted for under equity treatment. These warrants issued had a relative fair value of $1.8 million and a fair value of $2.0 million.

Note 11 – Related Party Transactions

Executive Stock Purchases

Two Aytu executive officers, Joshua Disbrow and Jarrett Disbrow, participated in the August 2017 offering. Each officer purchased 4,167 units.

Three Aytu executive officers, Joshua Disbrow, Jarrett Disbrow and David Green, participated in the March 2018 offering. Joshua Disbrow and Jarrett Disbrow each purchased 11,306 units. Mr. Green purchased 3,330 units.

Co-Pay Support

In June 2018, the Company entered into a master services agreement with TrialCard Incorporated (“TCI”), a vendor selected to support the Company sponsored co-pay program. In supporting the program, Aytu will prefund certain amounts from which TCI will make disbursements to qualified patients presenting valid prescriptions for Natesto and ZolpiMist on behalf of Aytu. Disbursements will be based upon business rules determined by Aytu. The Company agreed to pay fees monthly to TCI for account management, data analytics, implementation, and technology and to reimburse TCI for certain direct costs incurred by TCI to support the Company’s program. One of the Aytu directors, Mr. Donofrio, is an executive officer of TCI and has no direct interest in the arrangement.

Note 12 – Subsequent Events

On November 29, 2018, the Company issued a promissory note to Armistice Capital Master Fund Ltd. (“Armistice”) in the principal amount of $5,000,000 (the “Note”). In order to reduce its long-term debt, the Company and Armistice have enter into an Exchange Agreement dated February 5, 2019, pursuant to which Armistice has agreed, subject to shareholder approval, to exchange the Note for: (i) 3,120,064 shares of Common Stock of the Company, resulting in Armistice owning no more than 33.3% of the outstanding Common Stock of the Company; (ii) 2,751,148 shares of Series E Convertible Preferred Stock of the Company; and (iii) a Common Stock Purchase Warrant exercisable for 4,403,409 shares of Common Stock of the Company (the “Exchange Securities”). Upon issuance of the Exchange Securities, Armistice will cancel the Note and all principal and interest owed thereunder. The Exchange Agreement will also include the forms of: (i) a Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock; and (ii) the Common Stock Purchase Warrant to be issued to Armistice.

On February 5, we received a conversion notice for 1,900,000 shares of our preferred series C into common stock.

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

Overview, Liquidity and Capital Resources

Aytu is a specialty pharmaceutical company focused on commercializing novel products that address significant patient needs like hypogonadism (low testosterone), severe cough and respiratory symptoms, insomnia, and male infertility and plans to expand into other therapeutic areas as the Company continues to execute on its growth plans.

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

On November 30, 2018 the Board of Directors of Aytu expanded the size of the Board of Directors by two seats and elected Ketan B. Mehta as a director. We anticipate that the Board of Directors will elect Steven J. Boyd to fill the remaining vacancy in the third quarter of fiscal 2019.

Prior to the date of this Report, we have financed operations through a combination of private and public debt and equity financings, funds from the sale of our products, and occasionally through divestures of non-strategic assets. Our financing transactions have included private placements of stock and convertible notes, and public offerings of the Company’s equity securities. Since the formation of Aytu in June 2015, we have raised approximately $70.1 million from the sale of its securities to investors and the exercise of warrants by investors. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements for fiscal 2019 and through February 2020.

We have incurred accumulated net losses since inception, and at December 31, 2018, we had an accumulated deficit of $87.4 million. Our net loss was $4.7 million for the three months ended December 31, 2018 and we used $7.0 million in cash from operating activities during the six months ended December 31, 2018. As of December 31, 2018, we had cash, cash equivalents and restricted cash totaling $17.9 million and other current assets with an aggregate balance of $4.1 million available to fund our operations, offset by an aggregate of $3.3 million in accounts payable and others and accrued liabilities. In October 2018, we raised gross proceeds of $15.2 million in a public offering, and in November 2018, we raised $5.0 million of debt which requires no cash payment until maturity in November 2022.

We are a relatively young company with substantial revenue growth expectations as demonstrated by the nearly 25% quarter-over-quarter net revenue growth for the three months ended December 31, 2018, and 108% growth in net revenue for the first six months of fiscal 2019 over prior six months period ended June 30, 2018. Our primary activities are focused on commercializing our approved product portfolio, including Natesto, Tuzistra XR, and ZolpiMist, building our commercial infrastructure, improving patient access, and improving the effectiveness and reach of our sales force.

Based on our recent trend of increasing revenue, and management’s operating strategy and plans for accelerating revenue growth, we believe that our sales will continue to grow. We also believe that our efforts and programs designed to eliminate couponing and reduce discounting of Natesto will continue to increase net revenue and therefore reduce the rate of cash use. We expect operating expenses to increase slightly as we expect to have several start-up costs related to the launch of Tuzistra XR as well as the expected cost of expanding our sales team beginning in the quarter ended December 31, 2018. With these assumptions and the additional capital we raised in October and November, we believe that we have sufficient cash resources to fund operations through February 2020, after which time we could require additional new capital if our revenue does not continue to grow as we have projected. If, in the judgment of management, capital becomes available on terms that we consider to be in the best interest of the Company, we may seek to raise additional capital even if the need for additional capital is not imminent. If we cannot raise adequate additional capital in the future, if and when we require it, we could be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts, or our research and development programs. We may also be required to relinquish some or all rights to product candidates at less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results. However, we can provide no assurance that our revenues will increase as anticipated or that additional funding will be available to us on terms acceptable to us, or at all.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of December 31, 2018) is combined in Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three and six months ended December 31, 2018 compared to December 31, 2017

Results of operations for the three months ended December 31, 2018 and the three months ended December 31, 2017 reflected losses of approximately $4.7 million and $3.7 million, respectively. These losses include, in part, non-cash charges related to stock-based compensation, depreciation, amortization and accretion, issuance of restricted stock, and derivative income in the amount of $859,000 for the three months ended December 31, 2018 and $256,000 for the three months ended December 31, 2017, respectively. The non-cash charges increased in the three months ended December 31, 2018 primarily due to an increase in depreciation, amortization and accretion, and the issuance of restricted stock.

Results of operations for the six months ended December 31, 2018 and the six months ended December 31, 2017 reflected losses of approximately $8.1 million and $7.9 million, respectively. These losses include, in part, non-cash charges related to stock-based compensation, depreciation, amortization and accretion, issuance of restricted stock, and derivative income in the amount of $1.5 million for the six months ended December 31, 2018 and $877,000 million for the six months ended December 31, 2017, respectively. The non-cash charges increased in the six months ended December 31, 2018 primarily due to the reduction in warrant derivative income.

Revenue

Product revenue

We recognized net revenue from product sales of $1.8 million and $1.1 million for the three months ended December 31, 2018 and 2017, respectively. We recognized net revenue from product sales of $3.2 million and $2.1 million for the six months ended December 31, 2018 and 2017, respectively. Our product portfolio includes Natesto, Tuzistra XR, ZolpiMist, and the MiOXSYS and RedoxSYS Systems, but the majority of our revenue currently comes from Natesto sales.

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. Provisions for these deductions are recorded concurrently with the recognition of gross product revenue and include coupons, discounts, chargebacks, distributor fees, processing fees, as well as allowances for returns and government rebates. Provision deductions relating to estimated amounts payable to direct customers are netted against accounts receivable and balances relating to indirect customers are included in accounts payable and accrued liabilities. The provisions recorded to reduce gross product sales to net product sales are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Gross product revenue	$3,368,000	$2,028,000	$5,688,000	$4,272,000
Provisions to reduce gross product sales to net product sales	(1,573,000)	(977,000)	(2,461,000)	(2,144,000)
Net product revenue	$1,795,000	$1,051,000	$3,227,000	$2,128,000

Percentage of gross sales to net sales	53.3%	51.8%	56.7%	49.8%

Expenses

Cost of Sales

The cost of sales of $525,000 and $385,000 recognized for the three months ended December 31, 2018 and 2017, respectively, and $936,000 and $673,000 recognized for the six months ended December 31, 2018 and 2017, respectively, are related to Natesto, Tuzistra XR, ZolpiMist, and the MiOXSYS and RedoxSYS Systems. We expect cost of sales to increase in the future due to and in line with growth in revenue from product sales.

Research and Development

Research and development costs consist of clinical trials and sponsored research which includes manufacturing development, and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Clinical trials and sponsored research	$116,000	$(278,000)	$236,000	$(139,000)
Consultants and other	33,000	1,000	69,000	2,000
	$149,000	$(277,000)	$305,000	$(137,000)

Comparison of Three and Six Months Ended December 31, 2018 and 2017

Research and development expenses increased $426,000, or 153.8%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Research and development expenses increased $442,000, or 322.6%, for the six months ended December 31, 2018 compared to the six months ended December 31, 2017.The increase was due primarily to the absence of a reversal of a previously accrued liability, which we had present in December of 2017. We anticipate research and development expense to increase in fiscal 2019 as we anticipate funding a study to further support the clinical application of our MiOXSYS System, and to fund further clinical studies for Natesto to potentially support new claims and/or to comply with FDA post-marketing study requirements.

Selling, General and Administrative

Selling, general and administrative expenses consist of labor costs, including personnel costs for employees in executive, commercial, business development and administrative functions; stock-based compensation; patents and intellectual property; professional fees including legal, auditing, accounting, investor relations, shareholder expense and printing and filing of SEC reports; occupancy, travel and other expenses including rent, governmental and regulatory compliance, insurance, and professional subscriptions; directors fees; and sales & marketing – related party, which includes payments to TCI for the Company sponsored co-pay program. These costs are summarized as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Labor	$2,376,000	$2,371,000	$4,657,000	$4,772,000
Stock-based compensation	194,000	112,000	346,000	379,000
Patent costs	55,000	107,000	108,000	235,000
Professional fees	274,000	312,000	416,000	731,000
Occupancy, travel and other	2,106,000	1,611,000	3,014,000	2,975,000
Directors fees	42,000	40,000	82,000	80,000
Sales & marketing - related party	91,000	-	345,000	-
	$5,138,000	$4,553,000	$8,968,000	$9,172,000

Comparison of Three and Six Months Ended December 31, 2018 and 2017

Selling, general and administrative costs increased $585,000, or 12.8%, for the three months ended December 31, 2018, compared to the three months ended December 31, 2017. The primary increase was due to occupancy, travel and other, which included expenses related to our annual National Sales Meeting, sales & marketing – related party, which included payments to TCI for the Company sponsored co-pay program, and stock-based compensation. Selling, general and administrative costs decreased $204,000, or 2.2%, for the six months ended December 31, 2018, compared to the six months ended December 31, 2017. The primary decrease was due to professional fees and patent costs decreasing. Professional fees decreased because we used outside accounting firms less, and patent fees decreased as we abandoned ProstaScint and Fiera related patents. We expect selling, general and administrative expenses to increase slightly in the remainder of fiscal 2019 due to expanding our sales team and launching Tuzistra XR.

Amortization of Intangible Assets

Amortization of intangible assets was $534,000 for the three months ended December 31, 2018, and $384,000 for the three months ended December 31, 2017. Amortization of intangible assets was $986,000 for the six months ended December 31, 2018, and $770,000 for the six months ended December 31, 2017. This expense increased due to amortization of the related finite-lived intangible assets. We expect this expense to remain flat for the remainder of 2019.

Net Cash Used in Operating Activities

During the six months ended December 31, 2018, our operating activities used $7.0 million in cash, which was less than the reported net loss of $8.1 million. Our cash use was lower than our reported net loss due to an increase in accounts payable and other, accrued liabilities, and accrued compensation expense, along with the recognition of non-cash expenses such as depreciation, amortization and accretion, and stock-based compensation. These were offset by derivative income, an increase in accounts receivable, inventory and prepaid expenses and other.

During the six months ended December 31, 2017, our operating activities used $7.3 million in cash, which was less than the reported net loss of $7.9 million. Our cash use was lower than our reported net loss due to an increase in accounts payable and accrued compensation expense, along with the recognition of non-cash expenses such as depreciation, amortization and accretion, and stock-based compensation. These were offset by derivative income, an increase in accounts receivable and prepaid expenses, and a decrease in accrued liabilities.

Net Cash Used in Investing Activities

During the six months ended December 31, 2018, we used $860,000 of cash for investing activities to purchase fixed and operating assets and received a $3,000 refund of our deposit for office space.

During the six months ended December 31, 2017, we used $12,000 in investing activities to purchase fixed assets.

Net Cash from Financing Activities

Net cash provided by financing activities in the six months ended December 31, 2018 was $18.7 million. This was primarily related to the October 9, 2018 public offering of $15.2 million, offset by the offering cost of $1.5 million which was paid in cash. We also closed on a debt agreement for $5.0 million.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None in the period covered by this report. For a description of the agreement by the Company to issue unregistered securities subsequent to the period of this report, see the disclosure contained in “Item 5. Other Information” below.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Waiver of Preferred Stock Blocker

On February 5, 2019, the Company and Armistice entered into a Waiver of Blocker prior to the execution of the Exchange Agreement, pursuant to which the Company and Armistice waived the beneficial ownership limitation contained in the Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, solely with respect to Armistice. A copy of the Waiver of Blocker is attached here to as Exhibit 10.6 and is incorporated herein by reference.

Exchange Agreement

On February 5, 2019, the Company and Armistice entered into the Exchange Agreement, pursuant to which Armistice agreed, subject to receipt of stockholder approval, to exchange the Note with the Company for: (1) 3,120,064 shares of Common Stock of the Company, (2) 2,751,148 shares of Series E Convertible Preferred Stock of the Company, and (3) a Common Stock Purchase Warrant (the “Exchange Warrant”) exercisable for 4,403,409 shares of Common Stock of the Company. The Company agreed to issue the Exchange Securities in exchange for the cancellation of the Note and the satisfaction of all principal and interest owed thereunder. The exchange of the Note for the Exchange Securities, and the other terms of the transactions contemplated thereby, is subject to the terms and conditions of the Exchange Agreement. The Exchange Agreement included the forms of Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock and the Exchange Warrant. In connection with the foregoing, the Company will rely upon the exemption from securities registration provided by Regulation D under the Securities Act of 1933, as amended.

After giving effect to the Exchange Transactions, Armistice will own 5,468,281 shares of Common Stock, 2,751,148 shares of Series E Convertible Preferred Stock and warrants to purchase 7,392,298 shares of Common Stock.

The Transactions are subject to customary closing conditions, including receipt of stockholder approval. The Exchange Agreement contains standard representations, warranties and covenants of the Company and Armistice. The representations, warranties and covenants contained in the Exchange Agreement were made only for purposes of the Exchange Agreement and as of specific dates; were solely for the benefit of the parties to the Exchange Agreement; and may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made by each contracting party to the other for the purposes of allocating contractual risk between them that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Exchange Agreement, which subsequent information may or may not be fully reflected in public disclosures or statements by the Company.Accordingly, investors should read the representations and warranties in the Exchange Agreement not in isolation but only in conjunction with the other information about the Company that the Company included in reports, statements and other filings made with the SEC.

The foregoing summary of the Exchange Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Exchange Agreement, a copy of which is attached as Exhibit 10.3 and is incorporated herein by reference.

The terms of the Series E Convertible Preferred Stock and the Exchange Warrant issuable upon stockholder approval are described further below.

Series E Convertible Preferred Stock

General. In connection with the Exchange Agreement, the Company’s board of directors will designate shares of the Company’s preferred stock as Series E Convertible Preferred Stock (the “Series E Preferred Stock”). The preferences and rights of the Series E Preferred Stock will be as set forth in the Certificate of Designation.

Conversion. Each share of Series E Preferred Stock will be initially convertible at any time at the holder’s option into one share of common stock, which conversion ratio will be subject to adjustment for stock splits, stock dividends, distributions, subdivisions and combinations. Notwithstanding the foregoing, the Certificate of Designation further provides that the Company shall not effect any conversion of the Series E Preferred Stock, with certain exceptions, to the extent that, after giving effect to an attempted conversion, the holder (together with its affiliates, and any persons acting as a group together with the holder or any of its affiliates) would beneficially own a number of shares of common stock in excess of 40% of the shares of the Company’s common stock then outstanding after giving effect to such exercise.

Fundamental Transaction. In the event the Company consummates a merger or consolidation with or into another person or other reorganization event in which the Company’s common stock is converted or exchanged for securities, cash or other property, or the Company sells, leases, licenses, assigns, transfers, conveys or otherwise disposes of all or substantially all of its assets or the Company or another person acquires 50% or more of the Company’s outstanding shares of common stock, then following such event, the holders of the Series E Preferred Stock will be entitled to receive upon conversion of such Series E Preferred Stock the same kind and amount of securities, cash or property which the holders would have received had they converted their Series E Preferred Stock immediately prior to such fundamental transaction. Any successor to the Company or surviving entity shall assume the obligations under the Series E Preferred Stock.

Liquidation Preference. In the event of a liquidation, the holders of Series E Preferred Stock will be entitled to participate on an as-converted-to-common-stock basis with holders of the common stock in any distribution of assets of the Company to the holders of the common stock.

Voting Rights. With certain exceptions, as described in the Certificate of Designation, the Series E Preferred Stock will have no voting rights. However, as long as any shares of Series E Preferred Stock remain outstanding, the Certificate of Designation provides that the Company shall not, without the affirmative vote of holders of a majority of the then-outstanding shares of Series E Preferred Stock: (a) alter or change adversely the powers, preferences or rights given to the Series E Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of Series E Preferred Stock or (d) enter into any agreement with respect to any of the foregoing.

Dividends. The Certificate of Designation will provide, among other things, that the Company shall not pay any dividends on shares of common stock (other than dividends in the form of common stock) unless and until such time as it pays dividends on each share of Series E Preferred Stock on an as-converted basis. Other than as set forth in the previous sentence, the Certificate of Designation will provide that no other dividends shall be paid on shares of Series E Preferred Stock and that the Company shall pay no dividends (other than dividends in the form of common stock) on shares of common stock unless the Company simultaneously complies with the previous sentence.

Repurchase Restrictions. The Certificate of Designation will not provide for any restriction on the repurchase of Series E Preferred Stock by the Company while there is any arrearage in the payment of dividends on the Series E Preferred Stock. There will be no sinking fund provisions applicable to the Series E Preferred Stock.

Redemption. The Company will not be obligated to redeem or repurchase any shares of Series E Preferred Stock. Shares of Series E Preferred Stock will not otherwise be entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

Exchange Listing. The Company does not intend to apply for listing of the Series E Preferred Stock on any securities exchange or other trading system.

The foregoing summary of the Preferred Shares does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Certificate of Designation, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Exchange Warrant

General. Upon receipt of stockholder approval, the Company will issue to Armistice the Exchange Warrant. A description of the material terms of the Exchange Warrant is included below. The Exchange Warrant entitles Armistice to purchase 4,403,409 shares of the Company’s common stock at an exercise price of $1.00 per share, subject to adjustment as discussed below. The Exchange Warrant will expire on the five-year anniversary of issuance, or earlier upon redemption or liquidation.

Exercise. The Exchange Warrant may be exercised by providing an executed notice of exercise form followed by full payment of the exercise price or on a cashless basis, if applicable. Armistice does not have the rights or privileges of holders of common stock or any voting rights with respect to the shares of common stock represented by the Exchange Warrant until it exercises the Exchange Warrant and receives its shares of common stock. After the issuance of shares of common stock upon exercise of the Exchange Warrant, Armistice will be entitled to one vote for each share held of record on all matters to be voted on by stockholders generally.

Beneficial Ownership Limitation. Armistice will be subject to a requirement that it will not have the right to exercise the Exchange Warrant, to the extent that after giving effect to such exercise, Armistice (together with its affiliates) would beneficially own in excess of 40% of the shares of common stock of the Company outstanding immediately after giving effect to such exercise.

Anti-Dilution Protection. If the number of outstanding shares of common stock is increased by a stock dividend payable in shares of common stock, is increased by a split-up of shares of common stock, is decreased by a combination of outstanding shares of common stock, or is reclassified by the issuance of any shares of capital stock of the Company then, on the effective date of such event, the exercise price of the Exchange Warrant will be multiplied by a fraction of which the numerator is the number of shares of common stock outstanding immediately prior to such event and the denominator is the number of shares of common stock outstanding immediately aftersuch event, and the number of shares of common stock issuable upon exercise of the Exchange Warrant will be proportionately adjusted such that the aggregate exercise price will remain unchanged. Such adjustment will be effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and will be effective immediately after the effective date in the case of a subdivision, combination or re-classification.

In addition, if the Company, at any time while the Exchange Warrant is outstanding and unexpired, grants, issues or sells any (i) securities of the Company or its subsidiaries which would entitle the holder thereof to acquire at any time common stock, including, without limitation, any debt, preferred stock, right, option, warrant or other instrument that is at any time convertible into or exercisable or exchangeable for, or otherwise entitles the holder thereof to receive, common stock, or (ii) rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of shares of common stock (the “Purchase Rights”), then Armistice will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which it could have acquired if it had held the number of shares of common stock acquirable upon complete exercise of the Exchange Warrant immediately before the date on which a record is taken or the record holders are determined for the grant, issuance or sale of such Purchase Rights.

In addition, if the Company, at any time while the Exchange Warrant is outstanding and unexpired, declare or make any dividend or other distribution of assets to holders of common stock, by way of return of capital or otherwise, at any time after the issuance of the Exchange Warrant, then Armistice shall be entitled to participate in such distribution to the same extent that it would have participated therein had it held the number of shares of common stock acquirable upon complete exercise of the Exchange Warrant immediately before the date of which a record is taken or the record holders are determined for such distribution.

Fundamental Transaction. In the event of a “fundamental transaction” then, upon a subsequent exercise of the Exchange Warrant, Armistice will have the right to purchase and receive the same kind and amount of consideration receivable by the stockholders of the Company in such fundamental transaction. The Company will cause the surviving company in a fundamental transaction to assume the obligations of the Company under the Exchange Warrant. For purposes of the Exchange Warrant, a “fundamental transaction” includes, subject to certain exceptions, (i) any reclassification, reorganization or recapitalization of the common stock of the Company, (ii) any merger or consolidation of the Company with or into another corporation, (iii) any sale, lease, license, assignment, transfer, conveyance or other disposition of all or substantially all of the Company’s assets in one or more transactions, (iv) any, direct or indirect, purchase offer, tender offer or exchange offer is completed pursuant to which stockholders are permitted to sell, tender or exchange their shares for other securities, cash or property and has been accepted by the holders of 50% or more of the outstanding common stock of the Company, or (v) the Company, directly or indirectly, in one or more related transactions consummates a stock or share purchase agreement or other business combination with another person whereby such other person acquires more than 50% of the outstanding shares of common stock of the Company.

Amendments. The Exchange Warrant provides that the terms of the Exchange Warrant may be amended only in a writing signed by the Company and Armistice.

The issuance of the Exchange Warrant is not expected to affect the rights of our existing security holders, other than with respect to potential dilution as a result of an increase in the number of shares of common stock outstanding if Armistice exercises the Exchange Warrant.

The foregoing summary of the Exchange Warrant does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Exchange Warrant, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note Issued to Armistice Capital dated November 29, 2018. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 4, 2018).

10.2	License, Development, Manufacturing and Supply Agreement dated November 2, 2018 between Aytu BioScience, Inc. and TRIS Pharma, Inc.*.

10.3	Exchange Agreement dated February 5, 2019.

10.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.

10.5	Form of Warrant.

10.6	Waiver of Blocker dated February 5, 2019.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.

101
XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

*Application has been made with the Securities and Exchange Commission to seek confidential treatment of certain provisions.
Omitted materials for which confidential treatment has been requested has been filed separately with the Securities and Exchange
Commission.

** The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYTU BIOSCIENCE, INC.

By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer(principal executive officer) Date: February 7, 2019

By:	/s/ David A. Green
David A. Green
Chief Financial Officer (principal financial and accounting officer) Date: February 7, 2019