Form 10-Q/A
period 2018-12-31
AYTU BIOSCIENCE, INC
filed 2019-05-14
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Aytu Bioscience, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 (the “Form 10-Q”), originally filed on February 7, 2019. This Amendment is an exhibit-only filing in connection with the Company’s withdrawal of its request for confidential treatment of certain portions of Exhibit 10.2, as originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.2 to use the new procedures for redacting immaterial information without submitting a request for confidential treatment based on the SEC’s adoption of certain rule amendments to modernize and simplify certain disclosure requirements in Regulation S-K and related rules and forms comments from. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-Q in any way.

 PART II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
10.1	Promissory Note Issued to Armistice Capital dated November 29, 2018. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed December 4, 2018).

10.2	License, Development, Manufacturing and Supply Agreement dated November 2, 2018 between Aytu BioScience, Inc. and TRIS Pharma, Inc.*.

10.3	Exchange Agreement dated February 5, 2019. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2018 filed February 7, 2019.

10.4
Form of Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2018 filed February 7, 2019.

10.5	Form of Warrant. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2018 filed February 7, 2019.

10.6	Waiver of Blocker dated February 5, 2019. (Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2018 filed February 7, 2019.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**.

101
XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements. (Incorporated by reference to Exhibit 101 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2018 filed February 7, 2019.

* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

** The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

21

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYTU BIOSCIENCE, INC.

By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer(principal executive officer) Date: May 14, 2019

By:	/s/ David A. Green
David A. Green
Chief Financial Officer (principal financial and accounting officer) Date: May 14, 2019

22