Form 10-Q
period 2019-03-31
AYTU BIOSCIENCE, INC
filed 2019-05-14
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38247

AYTU BIOSCIENCE, INC.
(www.aytubio.com)

Delaware	47-0883144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

373 Inverness Parkway, Suite 206
Englewood, Colorado 80112
(Address of principal executive offices, including zip code)

(720) 437-6580
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AYTU	The NASDAQ Stock Market LLC

As of May 1, 2019, there were 16,660,395 shares of common stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
FOR THE QUARTER ENDED MARCH 31, 2019

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: the planned expanded commercialization of our products and the potential future commercialization of our product candidates, our anticipated future cash position; our plan to acquire additional assets; our anticipated future growth rates; anticipated sales increases; anticipated net revenue increases; amounts of certain future expenses and costs of goods sold; anticipated increases to operating expenses, research and development expenses, and selling, general, and administrative expenses; and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, and in the reports we file with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto, Tuzistra, ZolpiMist, MiOXSYS, and RedoxSYS, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

ii

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	June 30,
	2019	2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$14,647,402	$7,012,527
Restricted cash	100,296	100,000
Accounts receivable, net	1,376,358	578,782
Inventory, net	1,530,083	1,338,973
Prepaid expenses and other	804,840	440,009
Total current assets	18,458,979	9,470,291

Fixed assets, net	219,177	218,684
Licensed assets, net	19,430,767	11,120,086
Patents, net	226,944	245,944
Deposits	2,200	5,088
Total long-term assets	19,879,088	11,589,802

Total assets	$38,338,067	$21,060,093

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and other	$2,131,251	$2,119,672
Accrued liabilities	772,140	185,882
Accrued compensation	791,586	540,674
Current deferred rent	-	1,450
Current contingent consideration	808,779	547,100
Total current liabilities	4,503,756	3,394,778

Long-term contingent consideration	12,633,824	4,146,829
Long-term debt - related party (Note 11)	5,134,795	-
Warrant derivative liability	28,513	93,981
Total liabilities	22,300,888	7,635,588

Commitments and contingencies (Note 7)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 2,335,665 and 0, respectively as of
March 31, 2019 and June 30, 2018	234	-
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 12,848,499 and 1,794,762, respectively as of
March 31, 2019 and June 30, 2018	1,285	179
Additional paid-in capital	107,893,259	92,681,918
Accumulated deficit	(91,857,599)	(79,257,592)
Total stockholders' equity	16,037,179	13,424,505

Total liabilities and stockholders' equity	$38,338,067	$21,060,093

 The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Product revenue, net	$2,372,016	$607,473	$5,598,836	$2,734,995
License revenue, net	5,776	-	5,776	-
Total revenue	2,377,792	607,473	5,604,612	2,734,995

Operating expenses
Cost of sales	616,853	1,136,833	1,552,950	1,809,445
Research and development	108,901	114,141	413,808	(22,391)
Selling, general and administrative	5,368,762	4,637,495	13,991,516	13,809,264
Selling, general and administrative - related party (Note 11)	6,797	-	351,843	-
Impairment of intangible assets	-	1,856,020	-	1,856,020
Amortization of intangible assets	575,117	387,606	1,561,137	1,156,258
Total operating expenses	6,676,430	8,132,095	17,871,254	18,608,596

Loss from operations	(4,298,638)	(7,524,622)	(12,266,642)	(15,873,601)

Other (expense) income
Other expense, net	(194,703)	(186,629)	(398,833)	(572,155)
Derivative (expense) income	(2,521)	3,139,971	65,468	3,957,756
Other gain	-	1,753,568	-	1,753,568
Total other (expense) income	(197,224)	4,706,910	(333,365)	5,139,169

Net loss	$(4,495,862)	$(2,817,712)	$(12,600,007)	$(10,734,432)
Weighted average number of
common shares outstanding	9,061,023	592,771	5,785,669	250,478

Basic and diluted net loss
per common share	$(0.50)	$(4.75)	$(2.18)	$(42.86)

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
 Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

Balance - June 30, 2018	-	$-	1,794,762	$179	$92,681,918	$(79,257,592)	$13,424,505

Stock-based compensation (unaudited)	-	-	-	-	65,563	-	65,563
Issuance of restricted stock (unaudited)	-	-	-	-	86,551	-	86,551
Adjustment for rounding of shares due to stock split (unaudited)	-	-	6,649	1	(1)	-	-
Net loss (unaudited)	-	-	-	-	-	(3,446,483)	(3,446,483)
Balance - September 30, 2018 (unaudited)	-	-	1,801,411	180	92,834,031	(82,704,075)	10,130,136

Stock-based compensation (unaudited)	-	-	-	-	41,108	-	41,108
Issuance of restricted stock (unaudited)	-	-	2,707,022	271	152,683	-	152,954
Commen stock issued to employee (unaudited)	-	-	9,000	1	11,689	-	11,690
Issuance of preferred and common stock, net of $1,479,963 in cash issuance costs (unaudited)	8,342,993	834	1,777,007	178	11,810,373	-	11,811,385
Warrants issued in connection with the registered offering (uniaudited)	-	-	-	-	1,827,628	-	1,827,628
Warrants issued in connection with the registered offering to the placement agents, non-cash issuance costs (unaudited)	-	-	-	-	61,024	-	61,024
Preferred stocks issued in connection with the purchase of assets (unaudited)	400,000	40	-	-	519,560	-	519,600
Preferred stocks converted into common stock (unaudited)	(4,210,329)	(421)	4,210,329	421	-	-	-
Net loss (unaudited)	-	-	-	-	-	(4,657,662)	(4,657,662)
Balance - December 31, 2018 (unaudited)	4,532,664	453	10,504,769	1,051	107,258,096	(87,361,737)	19,897,863

Stock-based compensation (unaudited)	-	-	-	-	15,308	-	15,308
Issuance of restricted stock (unaudited)	-	-	(25,600)	(2)	361,360	-	361,358
Preferred stocks converted into common stock (unaudited)	(2,196,999)	(219)	2,196,999	219	-	-	-
Warrant exercises (unaudited)	-	-	172,331	17	258,495	-	258,512
Net loss (unaudited)	-	-	-	-	-	(4,495,862)	(4,495,862)
Balance - March 31, 2019 (unaudited)	2,335,665	$234	12,848,499	$1,285	$107,893,259	$(91,857,599)	$16,037,179

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
 Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

Balance - June 30, 2017	-	$-	824,831	$82	$73,069,463	$(69,069,729)	$3,999,816
Stock-based compensation (unaudited)	-	-	-	-	195,105	-	195,105
Issuance of restricted stock (unaudited)	-	-	200,000	20	72,286	-	72,306
Earn-out payment to Nuelle shareholders (unaudited)	-	-	3,018	-	11,589	-	11,589
Issuance of preferred and common stock, net of $1,402,831 in cash issuance costs (unaudited)	2,250	1	3,196,665	320	6,318,846	-	6,319,167
Adjustment for rounding of shares due to stock split (unaudited)	-	-	326	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	(4,245,042)	(4,245,042)
Balance - September 30, 2017 (unaudited)	2,250	1	4,224,840	422	79,667,289	(73,314,771)	6,352,941

Stock-based compensation (unaudited)	-	-	-	-	80,583	-	80,583
Issuance of restricted stock (unaudited)	-	-	492,000	49	31,280	-	31,329
Earn-out payment to Nuelle shareholders (unaudited)	-	-	61,132	6	238,405	-	238,411
Preferred stocks converted in common stock (unaudited)	(350)	-	116,666	12	(12)	-	-
Net loss (unaudited)	-	-	-	-	-	(3,672,678)	(3,672,678)
Balance - December 31, 2017 (unaudited)	1,900	1	4,894,638	489	80,017,545	(76,987,449)	3,030,586

Stock-based compensation (unaudited)	-	-	-	-	12,322	-	12,322
Issuance of restricted stock (unaudited)	-	-	75,000	8	54,942	-	54,950
Issuance of preferred stock and common stock, net of $1,294,235 in cash issuance costs (unaudited)	3,216	1	21,520,000	2,152	9,164,272	-	9,166,425
Warrants issued in connection with registered offering (unaudited)	-	-	-	-	2,439,360	-	2,439,360
Preferred stocks converted in common stock (unaudited)	(5,116)	(2)	7,780,000	778	(776)	-	-
Warrant exercises (unaudited)	-	-	1,547,000	155	640,225	-	640,380
Issuance of warrants (unaudited)	-	-	-	-	179,287	-	179,287
Warrant amendment (unaudited)	-	-	-	-	4,633	-	4,633
Warrant exercise of derivative warrants (unaudited)	-	-	-	-	40,096	-	40,096
Adjustment for rounding of shares due to stock split (unaudited)	-	-	3,431	-	-	-	-
Net loss (unaudited)	-	-	-	-	-	(2,817,712)	(2,817,712)
Balance - March 31, 2018 (unaudited)	-	$-	35,820,069	$3,582	$92,551,906	$(79,805,161)	$12,750,327

The accompanying notes are an integral part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(12,600,007)	$(10,735,432)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation, amortization and accretion	1,974,213	1,975,448
Stock-based compensation expense	121,979	288,010
Issuance of restricted stock	600,863	158,585
Issuance of common stock to employee	11,690	-
Derivative (income)	(65,468)	(3,957,756)
Impairment of intangible assets	-	1,856,020
Other gain	-	(1,753,568)
Issuance of warrants	-	179,287
Warrant amendment	-	4,633
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(797,576)	(204,437)
(Increase) decrease in inventory	(191,110)	428,401
(Increase) in prepaid expenses and other	(364,831)	(586,139)
(Decrease) increase in accounts payable and other	(17,769)	967,641
Increase (decrease) in accrued liabilities	586,258	(571,121)
Increase in accrued compensation	250,912	558,451
Increase in interest payable - related party	134,795	-
(Decrease) in deferred rent	(1,450)	(5,005)
Net cash used in operating activities	(10,357,501)	(11,396,982)

Cash flows used in investing activities
Deposit	2,888	-
Purchases of property and equipment	(59,848)	(74,707)
Contingent consideration payment	(408,917)	(7,385)
Purchase of assets	(500,000)	-
Net cash used in investing activities	(965,877)	(82,092)

Cash flows from financing activities
Issuance of preferred, common stock and warrants	15,180,000	24,740,015
Issuance costs related to preferred, common stock and warrants	(1,479,963)	(2,697,066)
Warrant exercises	258,512	640,380
Issuance of debt - related party	5,000,000	-
Net cash provided by financing activities	18,958,549	22,683,329

Net change in cash, cash equivalents and restricted cash	7,635,171	11,204,255
Cash, cash equivalents and restricted cash at beginning of period	7,112,527	877,542
Cash, cash equivalents and restricted cash at end of period	$14,747,698	$12,081,797

Fair value of warrants issued to investors and underwriters	$1,888,652	$-
Issuance of preferred stock related to purchase of asset	$519,600	$-
Contingent consideration (see Note 6)	$8,833,219	$-
Contingent consideration included in accounts payable	$29,348	$11,283
Warrants issued to investors and underwriters	$-	$4,117,997
Earn-out payment to Nuelle Shareholders in common stock	$-	$250,000
Warrant exercise of derivative warrants	$-	$40,096

The accompanying notes are an internal part of these consolidated financial statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(unaudited)

Note 1 – Business, Basis of Presentation, License and Supply Agreements

Business

Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a specialty pharmaceutical company focused on global commercialization of novel products addressing significant medical needs such as hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, and male infertility and plans to expand opportunistically into other therapeutic areas.

Basis of Presentation

The unaudited consolidated financial statements contained in this report represent the financial statements of Aytu and its wholly-owned subsidiary, Aytu Women’s Health, LLC. The unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2018, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2019 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of and for the periods ended March 31, 2019, and 2018, is unaudited.

The accompanying consolidated financial statements of the Company have been prepared in accordance with GAAP. On August 10, 2018, Aytu effected a reverse stock split in which each common stockholder received one share of common stock for every 20 shares held (herein referred to collectively as the “Reverse Stock Split”). All share and per share amounts in this report have been adjusted to reflect the effect of the Reverse Stock Split.

License and Supply Agreement—Natesto

In April 2016, Aytu entered into a license and supply agreement to acquire the exclusive U.S. rights to commercialize Natesto® (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus. We acquired the rights effective upon the expiration of the former licensee’s rights, which occurred on June 30, 2016. The term of the license runs for the greater of eight years or until the expiry of the latest to expire patent, including claims covering Natesto or until the entry on the market of at least one AB-rated generic product.

In addition to the previously disclosed upfront payments made to Acerus, we agreed to make one-time, non-refundable milestone payments to Acerus within 45 days of the occurrence of certain agreed upon milestones. The maximum aggregate amount payable under such milestone payments is $37.5 million.

The fair value of the net identifiable Natesto asset acquired was determined to be $10.5 million, which is being amortized over eight years. The aggregate amortization expense for each of the three-month periods ended March 31, 2019 and 2018 was $330,000. The aggregate amortization expense for each of the nine-month periods ended March 31, 2019 and 2018 was $989,000.

The contingent consideration was initially valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2018, the contingent consideration was revalued at $1.8 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables. The contingent consideration accretion expense for each of the three-month periods ended March 31, 2019 and 2018 was $17,000, and $178,000, respectively. The contingent consideration accretion expense for each of the nine-month periods ended March 31, 2019 and 2018 was $48,000, and $508,000, respectively. As of March 31, 2019, no milestone payments have been made.

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

The ZolpiMist license agreement was valued at $3.2 million and will be amortized over the life of the license agreement up to seven years. The amortization expense for each of the three months ended March 31, 2019 and 2018 was $116,000 and $0, respectively. The amortization expense for each of the nine months ended March 31, 2019 and 2018 was $348,000 and $0, respectively.

We also agreed to make certain royalty payments to Magna which will be calculated as a percentage of ZolpiMist net sales and are payable within 45 days of the end of the quarter during which the applicable net sales occur.

The contingent consideration related to these royalty payments was valued at $2.6 million using a Monte Carlo simulation, as of June 11, 2018. The contingent consideration accretion expense for the three months ended March 31, 2019 and 2018 was $64,000, and $0, respectively. The contingent consideration accretion expense for the nine months ended March 31, 2019 and 2018 was $184,000, and $0, respectively.

License, Development, Manufacturing and Supply Agreement—Tuzistra XR

On November 2, 2018, the Company entered into a License, Development, Manufacturing and Supply Agreement (the “Tris License Agreement”) with TRIS Pharma, Inc. (“TRIS”). Pursuant to the Tris License Agreement, TRIS granted the Company an exclusive license in the United States to commercialize Tuzistra XR. In addition, TRIS granted the Company an exclusive license in the United States to commercialize a complementary antitussive referred to as “CCP-08” (together with Tuzistra XR, the “Products”) for which marketing approval has been sought by TRIS under a New Drug Application filed with the Food and Drug Administration (“FDA”). As consideration for the Products license, the Company: (i) made an upfront cash payment to TRIS; (ii) issued shares of Series D Convertible preferred stock to TRIS; and (iii) will pay certain royalties to TRIS throughout the license term in accordance with the Tris License Agreement.

The Tris License Agreement was valued at $9.9 million and will be amortized over the life of the Tris License Agreement up to twenty years. The amortization expense for each of the three-month periods ended March 31, 2019 and 2018 was $123,000 and $0, respectively. The amortization expense for each of the nine-month periods ended March 31, 2019 and 2018 was $205,000 and $0, respectively.

We also agreed to make certain quarterly royalty payments to TRIS which will be calculated as a percentage of our Tuzistra XR net sales, payable within 45 days of the end of the applicable quarter.

As of November 2, 2018, the contingent consideration, related to this asset, was valued at $8.8 million using a Monte Carlo simulation. The contingent consideration accretion expense for the three months ended March 31, 2019 and 2018 was $73,000, and $0, respectively. The contingent consideration accretion expense for the nine months ended March 31, 2019 and 2018 was $119,000, and $0, respectively.

Liquidity Assessment

Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements - Going Concern, requires management to evaluate the company’s ability to continue as a going concern one year beyond the filing date of the financial statements contained herein. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

Prior to the date of this Report, we have financed operations through a combination of private and public debt and equity financings, receipts from the sale of our products, and occasionally through divestures of non-strategic assets. Our financing transactions have included private placements of stock and convertible notes, and public offerings of the Company’s equity securities. Since the formation of Aytu in June 2015, the Company has raised approximately $70.3 million, inclusive of the $15.2 million we raised in October 2018, from the sale of securities to investors, the exercise of warrants by investors and the $5.0 million of debt issued in November 2018. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this Report, we believe we will have sufficient cash to meet our projected operating requirements for the next 12 months.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers. The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASC 606 and ASC 340-40 also require the deferral of incremental costs of obtaining contracts with customers and subsequent amortization of those costs of the period of anticipated benefit. Collectively, we refer to this guidance as “ASC 606.”

Effective July 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). Adoption of this ASU was done through the modified retrospective method and did not result in a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. This is due to the fact that the impact of adopting the new standard is not significant as it relates to historical revenues, future revenues, or accounting for incremental costs of obtaining contracts with our customers.

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

Recently Issued Accounting Pronouncements, Not Adopted as of March 31, 2019

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Lessees are required to use a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” to clarify how to apply certain aspects of the new lease standard. In July 2018, the FASB also issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements,” to give reporting entities another option for transition. The additional option for transition allows an entity to apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In March 2019, the FASB issued ASU 2019-01, “Leases (Topic 842): Codification Improvements,” which clarified that reporting entities are exempt from the interim period transition disclosure requirements in paragraph 250-10-50-3 of the guidance when adopting ASC 842.The new standards are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of its pending adoption of this standard on its financial statements. As of March 31, 2019, the Company has future operating lease payments of approximately $166,000 that are being evaluated. The Company is gathering and evaluating all key lease data elements to meet the requirements of the new guidance.

Note 2 – Revenue Recognition

We generate revenues from the sale of products. Revenue is recognized when control of products is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products.

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

Product Revenues, Net

The Company sells its products principally to a limited number of wholesale distributors and pharmacies in the United States, which account for the largest portion of our total revenue. International sales are made primarily to specialty distributors, as well as hospitals, laboratories, and clinics, some of which are government owned or supported (collectively, its “Customers”). The Company’s Customers in the United States subsequently resell the products to patients and pharmacies. In accordance with ASC 606, the Company recognizes net revenues from product sales when the Customer obtains control of the Company’s product, which typically occurs upon delivery to the Customer. The Company’s payment terms are between 30 to 60 days in the United States and consistent with prevailing practice in international markets.

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. Provisions are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sale. Provision balances related to estimated amounts payable to direct customers are netted against accounts receivable from such customers. Balances related to indirect customers are included in accounts payable and accrued liabilities. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience and specific known market events and trends. We constrain our estimates by giving consideration to factors that could otherwise lead to a probable reversal of revenue.

Revenues by Geographic location

The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
U.S	$2,024,000	$483,000	$5,025,000	$2,380,000
Rest-of-the-World	348,000	124,000	574,000	355,000
Total net revenue	$2,372,000	$607,000	$5,599,000	$2,735,000

License Revenue, Net

The license revenue of $6,000 and $0 recognized in the three and nine months ended March 31, 2019 and 2018, respectively, represent the payment received from the Company’s ZolpiMist sublicensing agreement with SUDA Pharmaceuticals. In connection with the ZolpiMist License Agreement, Aytu assumed the SUDA Pharmaceuticals sublicensing agreement for ZolpiMist outside of the United States and Canada. This licensing agreement calls for SUDA to lead commercial development and sublicensing efforts for ZolpiMist in major territories outside the United States and Canada, including Europe, Asia, and Latin America. SUDA has already entered into sublicensing agreements in key markets with large, multi-national pharmaceutical companies and has agreements in place in China, Chile, Brazil, and throughout Southeast Asia.

Note 3 - Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. We currently have a reserve of $10,000 for slow moving inventory as of March 31, 2019 and $0 at June 30, 2018.

Inventory balances consist of the following:

	March 31, 2019	June 30, 2018
Finished goods, net	$984,000	$1,100,000
Raw materials	546,000	239,000
Total inventory	$1,530,000	$1,339,000

Note 4 – Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated Useful Lives in years	As of March 31, 2019	As of June 30, 2018

Manufacturing equipment	2 - 5	$83,000	$213,000
Leasehold improvements	3	112,000	112,000
Office equipment, furniture and other	2 - 5	315,000	344,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(381,000)	(540,000)

Fixed assets, net		$219,000	$219,000

 Depreciation and amortization expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Depreciation and amortization expense	$15,000	$91,000	$59,000	$252,000

Note 5 – Patents

The cost of the oxidation-reduction potential (“ORP”) technology related patents for the RedoxSYS and MiOXSYS Systems was $380,000 when they were acquired and are being amortized over the remaining U.S. patent life of approximately 15 years as of the date, which expires in March 2028. Patents consist of the following:

	As of March 31,	As of June 30,
	2019	2018
Patents	$380,000	$380,000
Less accumulated amortization	(153,000)	(134,000)

Patents, net	$227,000	$246,000

The amortization expense was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Amortization expense	$6,000	$6,000	$19,000	$19,000

Note 6 – Fair Value Considerations

Aytu’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, debt, warrant derivative liability, and contingent consideration. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The carrying amount of debt approximates its fair value. The fair value of the warrant derivative liability was valued using the lattice valuation methodology. The fair value of acquisition-related contingent consideration is based on a Monte Carlo methodology using estimated discounted future cash flows and periodic assessments of the probability of occurrence of potential future events. The valuation policies are determined by the Chief Financial Officer, and the Company’s Board of Directors is informed of any policy change.

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

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and June 30, 2018, by level within the fair value hierarchy.

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
March 31, 2019
LIABILITIES
Warrant derivative liability	$-	$-	$29,000	$29,000
Contingent consideration	$-	$-	$13,443,000	$13,443,000

June 30, 2018
LIABILITIES
Warrant derivative liability	$-	$-	$94,000	$94,000
Contingent consideration	$-	$-	$4,694,000	$4,694,000

The warrant derivative liability was valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of issuance and as of March 31, 2019:

	March 31, 2019	At Issuance
Warrants:
Volatility	163.2%	188.0%
Equivalent term (years)	3.38	5.00
Exercise premium	5%	20%
Risk-free interest rate	2.21%	1.83%
Dividend yield	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of the derivative financial liabilities classified as Level 3 in the fair value hierarchy:

Derivative Instruments
Balance as of June 30, 2018	$94,000
Change in fair value included in earnings	(65,000)
Balance as of March 31, 2019	$29,000

We classify our contingent consideration liability in connection with the acquisition and licensing of Natesto, ZolpiMist and Tuzistra XR within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenue. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow methodology.

The following table sets forth a summary of changes in the contingent consideration for the period ended March 31, 2019:

Contingent Consideration
Balance as of June 30, 2018	$4,694,000
Increase due to purchase of assets	8,833,000
Increase due to accretion	354,000
Decrease due to contractual payments	(438,000)
Balance as of March 31, 2019	$13,443,000

Note 7 – Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of March 31, 2019:

	Total	Remaining 2019	2020	2021	2022	2023	Thereafter
Prescription database	$2,029,000	$474,000	$509,000	$534,000	$512,000	$-	$-
Milestone payments	5,500,000	-	-	-	3,000,000	2,500,000	-
Office lease	521,000	30,000	109,000	113,000	118,000	121,000	30,000
	$8,050,000	$504,000	$618,000	$647,000	$3,630,000	$2,621,000	$30,000

Prescription Database

In May 2016, Aytu entered into an agreement with a vendor that will provide Aytu with prescription information. Aytu agreed to pay approximately $1.9 million over three years for access to the database of prescriptions written for Natesto. Aggregate payments have been broken down into quarterly payments. In December 2018, Aytu executed an amendment to the contract that added Tuzistra XR and extended the contract through May of 2022. The amendment added $1.7 million to the contract value and as of March 31, 2019, Aytu has $2.0 million of payments remaining.

Milestone Payments

In connection with our intangible assets, Aytu has certain milestone payments, totaling $5.5 million, that will be payable in the future based on sales performance.

Office Lease

In June 2018, the Company entered into a 12-month operating lease, beginning on August 1, 2018, for office space in Raleigh, North Carolina. This lease has base rent of $1,100 a month, with total rent over the term of the lease of approximately $13,200. In September 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. This lease had an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. In October 2017, the Company signed an amendment to the 37-month operating lease in Englewood, Colorado, extending the lease for an additional 24 months beginning October 1, 2018. The base rent remained $9,000 per month. In April 2019, the Company extended the lease for an additional 36 months beginning October1, 2020 (see Note 12). Rent expense for the respective periods was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Rent expense	$31,000	$35,000	$94,000	$105,000

Note 8 – Debt–Related Party

On November 29, 2018, Aytu issued a $5.0 million promissory note (the “Note”) to Armistice Capital Master Fund Ltd. (“Armistice”). The Note was collateralized by the future revenue stream from the products licensed to the Company under the Tris License Agreement between the Company and TRIS. The Note carried an annual interest rate of 8% and had a three-year term with principal and interest payable at maturity. The Company had the right, in its sole discretion, to repay the Note without penalty at any time after December 29, 2018. For the quarter ended March 31, 2019, the Company did not exercised the early repayment option. Subsequent to March 31, 2019, the Company exchanged the Note for a combination of common stock, preferred stock and warrants (see Note 12).

Interest expense for the Note for the three months ended March 31, 2019 and 2018 was $99,000 and $0, respectively. Interest expense for the Note for the nine months ended March 31, 2019 and 2018 was $135,000 and $0, respectively.

Note 9 – Common stock

At March 31, 2019 and June 30, 2018, Aytu had 12,848,499 and 1,794,762 shares of common stock outstanding, respectively, and 2,335,665 and 0 shares of preferred stock outstanding, respectively. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share, of which 500 are designated Series A Convertible preferred stock, 161 are designated as Series B Convertible preferred stock, 8,342,993 are designated as Series C Convertible preferred stock, and 400,000 are designated as Series D Convertible preferred stock. Included in the common stock outstanding are 2,719,312 shares of restricted stock issued to executives, directors, employees and consultants.

On October 9, 2018, we completed an underwritten public offering for, total gross proceeds of $15.2 million which includes the full exercise of the underwriters’ over-allotment option to purchase additional shares and warrants, before deducting underwriting discounts, commissions and other offering expenses payable by the Company.

The securities offered by the Company consisted of: (i) an aggregate of 457,007 shares of its common stock; (ii) an aggregate of 8,342,993 shares of its Series C Convertible preferred stock convertible into an aggregate of 8,342,993 shares of common stock at a conversion price of $1.50 per share; and (iii) warrants to purchase an aggregate of 8,800,000 shares of common stock at an exercise price of $1.50 per share. The securities were issued at a public offering purchase price of $1.50 per fixed unit consisting of: (a) one share of common stock and one warrant; or (b) one share of Series C preferred stock and one warrant. The common stock issued had a relative fair value of $533,000 in the aggregate and a fair value of $594,000 in the aggregate. The Series C preferred stock issued had a relative fair value of $9.7 million in the aggregate and a fair value of $10.8 million in the aggregate. The warrants are exercisable upon issuance and will expire five years from the date of issuance. The warrants have a relative fair value of $1.6 million in the aggregate, a fair value of $1.8 million in the aggregate, and generated gross proceeds of $88,000. The conversion price of the Series C preferred stock in the offering as well as the exercise price of the warrants are fixed and do not contain any variable pricing features, or any price based anti-dilution features.

In connection with this offering, the underwriters exercised their over-allotment option in full, purchasing an additional 1,320,000 shares of common stock and 1,320,000 warrants. The common stock issued had a relative fair value of $1.5 million and a fair value of $1.7 million. The warrants have the same terms as the Warrants sold in the registered offering. These warrants have a relative fair value of $238,000, a fair value of $265,000, and gross proceeds of $13,000, which was the purchase price per the underwriting agreement.

In October 2018, Aytu issued 9,000 shares of common stock to a former employee.

On November 2, 2018, the Company issued 400,000 shares of Series D Convertible preferred stock as consideration for a purchased asset.

In March 2019, warrants issued from the October registered offering to purchase an aggregate of 172,231 shares of common stock were exercised for aggregate gross proceeds to our Company of approximately $259,000.

As of March 31, 2019, investors holding shares of Series C preferred stock exercised their right to convert 6,407,328 shares of Series C preferred stock into 6,407,328 shares of common stock. As of March 31, 2019, Aytu has 1,935,665 shares of Series C preferred stock outstanding.

Note 10 – Equity Instruments

Share-based Compensation Plans

On June 1, 2015, Aytu’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of March 31, 2019, we have 205,562 shares available for grant under the 2015 Plan.

Pursuant to the 2015 Plan, 3.0 million shares of the Company’s common stock, are reserved for issuance. The fair value of options granted has been calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, the risk-free interest rate, volatility, expected dividend yield and the expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term of granted options based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. There were no issuances during the three months ended March 31, 2019, therefore, no assumptions are used for this quarter.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2018	1,798	$325.97	6.95
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	(132)	$328.00
Outstanding March 31, 2019	1,666	$325.81	6.49
Exercisable at March 31, 2019	1,514	$325.59	6.43

As of March 31, 2019, there was $28,000 of total unrecognized share-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 0.43 years.

During the quarter ended December 31, 2018, Aytu issued 75,000 performance-based stock options out of the 2015 Plan to a consultant. These options vest based on meeting certain market criteria with an exercise price of $1.00. Market options that require specific events before they begin to vest are valued at grant date. The fair value of the options granted has been calculated using a Monte Carlo simulation. Significant assumptions at issuance in valuing the options were as follows:

Expected volatility	164%
Risk free interest rate	2.99%
Expected term (years)	5.0
Dividend yield	0%

As of March 31, 2019, there was $44,000 of total unrecognized share-based compensation expense related to these non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 0.63 years.

Restricted stock issued from the 2015 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years
Unvested at June 30, 2018	37,200	$39.80	9.4
Vested	(850)	$40.40
Granted	2,772,022	$1.30
Forfeited	(90,600)	$-
Unvested at March 31, 2019	2,717,772	$1.81	9.3

In October 2018, Aytu issued 2,707,022 shares of restricted stock to executives, directors, employees pursuant to the 2015 Plan, which vest in October 2028. Expense will be recognized over the 10-year vesting period.

In January 2019, Aytu modified 168,288 shares of restricted stock for accelerated vesting and recognized an increase in aggregate stock compensation expense of $207,000. Also, in January 2019, Aytu forfeited 57,000 shares of restricted stock.

In February 2019, Aytu issued 65,000 shares of restricted stock to a director pursuant to the 2015 Plan, which vest in February 2029.

In March 2019, Aytu forfeited 33,600 shares of restricted stock.

Under the 2015 Plan, there was $4,288,000 of total unrecognized share-based compensation expense related to the non-vested restricted stock as of March 31, 2019. The Company expects to recognize this expense over a weighted-average period of 9.32 years. During the three months ended March 31, 2019, the expense related to these awards was $313,000. During the nine months ended March 31, 2019, the expense related to these awards was $452,000.

Aytu previously issued 1,540 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,447,000 as of March 31, 2019 and will be recognized over the 10-year vesting period, of which 7.28 years remain. During the three months ended March 31, 2019, the expense related to these awards was $49,000. During the nine months ended March 31, 2019, the expense related to these awards was $149,000.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Selling, general and administrative:
Stock options	$15,000	$12,000	$122,000	$288,000

Restricted stock	362,000	55,000	601,000	159,000
Total share-based compensation expense	$377,000	$67,000	$723,000	$447,000

Warrants

A summary of all warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2018	1,882,661	$25.94	4.61

Warrants issued in connection with the October 2018 offering	10,120,000	$1.50
Warrants issued to underwriters in connection with the October 2018 offering	303,600	$1.50
Warrants exercised	(172,331)	$1.50
Outstanding March 31, 2019	12,133,930	$5.29	4.42

In connection with our October 2018 registered offering, we issued warrants to investors and underwriters to purchase an aggregate of 10,423,600 shares of the Company’s common stock at an exercise price of $1.50 and a term of five years. These warrants are accounted for under equity treatment. These warrants had a relative fair value of $1.8 million and a fair value of $2.0 million.

In March 2019, warrants issued from the October registered offering to purchase an aggregate of 172,331 shares of common stock were exercised for aggregate gross proceeds to our Company of approximately $259,000.

Note 11 – Related Party Transactions

Armistice

In February 2019, the Company waived its right to disallow Armistice from holding more than 4.99% of Aytu common stock and agreed to allow Armistice to hold up to 40% of the outstanding shares of our common stock. Also, in February 2019, Armistice converted 1.9 million shares of Series C preferred stock into Aytu common stock, resulting in Armistice holding more than 10% of the Company’s common stock. The Company also had a promissory note to Armistice with a face value of $5.0 million (see Note 8), which was subsequently exchanged for a combination of common stock, preferred stock and warrants (see Note 12). Therefore, Armistice is now considered an affiliate of the Company.

Co-Pay Support

In June 2018, the Company entered into a master services agreement with TrialCard Incorporated (“TCI”), a vendor selected to support the Company sponsored co-pay program. In supporting the program, Aytu will prefund certain amounts from which TCI will make disbursements to qualified patients presenting valid prescriptions for Natesto, Tuzistra XR and ZolpiMist on behalf of Aytu. Disbursements will be based upon business rules determined by Aytu. The Company agreed to pay fees monthly to TCI for account management, data analytics, implementation, and technology and to reimburse TCI for certain direct costs incurred by TCI to support the Company’s program. One of the Aytu directors, Mr. Donofrio, was an executive officer of TCI but has no direct interest in the arrangement. As of February 2019, Mr. Donofrio is no longer employed by TCI.

Note 12 – Subsequent Events

During April 2019, 691,832 of Aytu Series C Preferred shares outstanding converted into 691,832 shares of our common stock.

On April 4, 2019, Aytu entered into a 36-month extension of our operating lease for the Englewood, Colorado office space. The base rent will be at $10,000 per month.

On April 18, 2019, pursuant to the exchange agreement between Aytu and Armistice, which was approved by the stockholders of the Company on April 12, 2019, Aytu exchanged the Armistice Note into: (1) 3,120,064 shares of common stock of the Company, (2) 2,751,148 shares of Series E Convertible preferred stock of the Company, and (3) a Common Stock Purchase Warrant exercisable for 4,403,409 shares of common stock of the Company.

On May 1, 2019, Aytu entered into an Independent Contractor Services Agreement (the “Agreement”) with Averaden, LLC (the “Contractor”). Under the terms of the Agreement, the Contractor agreed to perform certain consulting services with respect to corporate business development activities for the Company. In return, the Company has agreed to pay the Contractor $8,400 per month, which amount shall not exceed $110,000 in aggregate. The Agreement will terminate on May 15, 2020. Gary Cantrell, a member of the Board of Directors of the Company, is a Principal of the Contractor.

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

Overview, Liquidity and Capital Resources

Aytu is a specialty pharmaceutical company focused on commercializing novel products that address significant patient needs such as hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, and male infertility and plans to expand opportunistically into other therapeutic areas as the Company continues to execute on its growth plans.

On October 9, 2018, we completed an underwritten public offering, with total gross proceeds of $15.2 million which includes the full exercise of the underwriters’ over-allotment option to purchase additional shares and warrants, before deducting underwriting discounts, commissions and other offering expenses payable by the Company.

The securities offered by the Company consisted of (i) an aggregate of 457,007 shares of its common stock, (ii) an aggregate of 8,342,993 shares of its Series C Convertible preferred stock convertible into an aggregate of 8,342,993 shares of common stock at a conversion price of $1.50 per share, and (iii) Warrants to purchase an aggregate of 8,800,000 shares of common stock at an exercise price of $1.50 per share. The securities were issued at a public offering purchase price of $1.50 per fixed unit of (a) one share of common stock and one warrant or (b) one share of Series C preferred stock and one warrant. The warrants are exercisable upon issuance and will expire five years from the date of issuance. The conversion price of the Series C preferred stock in the offering as well as the exercise price of the warrants are fixed and do not contain any variable pricing features, or any price based anti-dilution features.

In connection with this offering, the underwriters exercised their over-allotment option in full and purchased an additional 1,320,000 shares of common stock and 1,320,000 Warrants.

During fiscal 2019, the Board of Directors of Aytu expanded the size of the Board of Directors by two seats. On November 30, 2018, the Board of Directors elected Ketan B. Mehta as a director and elected Steven J. Boyd as a director on April 15, 2019.

Prior to the date of this quarterly report, we have financed operations through a combination of private and public debt and equity financings, funds from the sale of our products, and occasionally through divestures of non-strategic assets. Our financing transactions have included private placements of stock and convertible notes, and public offerings of the Company’s equity securities. Since the formation of Aytu in June 2015, we have raised approximately $70.3 million from the sale of its securities to investors and the exercise of warrants by investors. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, as of the date of this quarterly report, we believe we will have sufficient cash to meet our projected operating requirements for fiscal 2019 and through May 2020.

We have incurred accumulated net losses since inception, and at March 31, 2019, we had an accumulated deficit of $91.9 million. Our net loss was $12.6 million for the nine months ended March 31, 2019 and we used $10.4 million in cash from operating activities during the nine months ended March 31, 2019. As of March 31, 2019, we had cash, cash equivalents and restricted cash totaling $14.7 million and other current assets with an aggregate balance of $3.7 million available to fund our operations, offset by an aggregate of $2.9 million in accounts payable and others and accrued liabilities. In October 2018, we raised gross proceeds of $15.2 million in a public offering, and in November 2018, we raised $5.0 million of debt which required no cash payment until maturity in November 2022. On April 18, 2019, the $5.0 million of debt was subsequently converted to equity without any cash payment (see Note 12).

We are a relatively young company with substantial revenue growth expectations as demonstrated by the nearly 33% quarter-over-quarter net revenue growth for the three months ended March 31, 2019, and 105% growth in net revenue for the nine months of fiscal 2019 over nine months period ended March 31, 2018. Our primary activities are focused on commercializing our approved product portfolio, including Natesto, Tuzistra XR, ZolpiMist, and MiOXSYS, building our commercial infrastructure, improving patient access, and improving the effectiveness and reach of our sales force.

Based on our recent trend of increasing revenue, and management’s operating strategy and plans for accelerating revenue growth, we believe that our sales will continue to grow. We also believe that our efforts and programs designed to reduce discounting of Natesto while growing sales will continue to increase net revenue and therefore reduce the rate of cash use. Our operating expenses increased slightly as we expected to have several start-up costs related to the launch of Tuzistra XR as well as the expected cost of expanding our sales team in the quarter ended March 31, 2019. With these assumptions and the additional capital we raised in October and November, we believe that we have sufficient cash resources to fund operations through May 2020, after which time we could require additional new capital if our revenue does not continue to grow as we have projected. If, in the judgment of management, capital becomes available on terms that we consider to be in the best interest of the Company, we may seek to raise additional capital even if the need for additional capital is not imminent. However, we can provide no assurance that our revenues will increase as anticipated or that additional funding will be available to us on terms acceptable to us, or at all. If we cannot raise adequate additional capital in the future, if and when we require it, we could be required to delay, reduce the scope of, or eliminate one or more of our commercialization efforts, or our development program. We may also be required to relinquish some or all rights to product candidates at less favorable terms than we would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingencies and going concern. Management bases its estimates and judgments on historical experience and on various other factors the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on September 6, 2018.

Information regarding our accounting policies and estimates can be found in the Notes to the consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of March 31, 2019) is combined in Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three and nine months ended March 31, 2019 compared to March 31, 2018

Results of operations for the three months ended March 31, 2019 and the three months ended March 31, 2018 reflected losses of approximately $4.5 million and $2.8 million, respectively. These losses include, in part, non-cash charges related to stock-based compensation, depreciation, amortization and accretion, issuance of restricted stock, and derivative income in the amount of $1.1 million for the three months ended March 31, 2019 and $2.1 million for the three months ended March 31, 2018, respectively. The non-cash charges decreased in the three months ended March 31, 2019 primarily due to a decrease in depreciation, amortization and accretion, and the issuance of restricted stock.

Results of operations for the nine months ended March 31, 2019 and the nine months ended March 31, 2018 reflected losses of approximately $12.6 million and $10.7 million, respectively. These losses include, in part, non-cash charges related to stock-based compensation, depreciation, amortization and accretion, issuance of restricted stock, and derivative income in the amount of $2.6 million for the nine months ended March 31, 2019 and $1.3 million for the nine months ended March 31, 2018, respectively. The non-cash charges increased in the nine months ended March 31, 2019 primarily due to the reduction in warrant derivative income.

Revenue

Product revenue

We recognized net revenue from product sales of $2.4 million and $607,000 for the three months ended March 31, 2019 and 2018, respectively. We recognized net revenue from product sales of $5.6 million and $2.7 million for the nine months ended March 31, 2019 and 2018, respectively. Our product portfolio includes Natesto, Tuzistra XR, ZolpiMist, and the MiOXSYS and RedoxSYS Systems, with the majority of our revenue due to the sales of Natesto.

As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of deductions in arriving at reported net product sales. Over the past four quarters, we have taken steps to improve our net revenue, which have resulted in substantial increases in net revenue as indicated in the table below. Provisions for deductions from gross revenue are recorded concurrently with the recognition of gross product revenue and include coupons, discounts, chargebacks, distributor fees, processing fees, as well as allowances for returns and government rebates. Provision deductions relating to estimated amounts payable to direct customers are netted against accounts receivable and balances relating to indirect customers are included in accounts payable and accrued liabilities. The provisions recorded to reduce gross product sales to net product sales are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Gross product revenue	$3,363,000	$1,948,000	$9,051,000	$6,220,000
Provisions to reduce gross product sales to net product sales	(991,000)	(1,341,000)	(3,452,000)	(3,485,000)
Net product revenue	$2,372,000	$607,000	$5,599,000	$2,735,000

Percentage of gross sales to net sales	70.5%	31.2%	61.9%	44.0%

 License revenue

We recognized net license revenue of $6,000 and $0 for the three and nine months ended March 31, 2019 and 2018 respectively. This revenue represents the payment received from the Company’s ZolpiMist sublicensing agreement with SUDA Pharmaceuticals. Aytu assumed the SUDA Pharmaceuticals sublicensing agreement for ZolpiMist outside of the United States and Canada. This licensing agreement calls for SUDA to lead commercial development and sublicensing efforts for ZolpiMist in major territories outside the United States and Canada, including Europe, Asia, and Latin America. SUDA has already signed sublicensing agreements in key markets with large, multi-national pharmaceutical companies and has agreements in place in China, Chile, Brazil, and throughout Southeast Asia.

Expenses

Cost of Sales

Cost of sales was $617,000 and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, and $1.6 million and $1.8 million was recognized for the nine months ended March 31, 2019 and 2018, respectively. The current cost of sales is related to Natesto, Tuzistra XR, ZolpiMist, and the MiOXSYS and RedoxSYS Systems. The decrease in cost of sales for the three months ending March 31, 2019 was due to the impairment of inventory related to a discontinued product in March 2018. We expect cost of sales to increase in the future due to and in line with growth in revenue from product sales.

Research and Development

Research and development costs consist of clinical trials and sponsored research which includes manufacturing development, and consultants and other. These costs relate solely to research and development without an allocation of general and administrative expenses and are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Clinical trials and sponsored research	$83,000	$93,000	$319,000	$(45,000)
Consultants and other	26,000	21,000	95,000	23,000
	$109,000	$114,000	$414,000	$(22,000)

Comparison of Three and Nine Months Ended March 31, 2019 and 2018

Research and development expenses decreased $5,000, or 4.4%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Research and development expenses increased $436,000, or 1,981.8%, for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018. The increase was due primarily to the absence of a reversal of a previously accrued liability, which was present in December of 2017. We anticipate research and development expense to increase in fiscal 2019 as we anticipate funding a study to further support the clinical application of our MiOXSYS System, and to fund further clinical studies for Natesto to potentially support new claims and/or to comply with FDA post-marketing study requirements.

 Selling, General and Administrative

Selling, general and administrative expenses consist of labor costs, including personnel costs for employees in executive, commercial operations, and administrative functions; stock-based compensation; patents and intellectual property; professional fees including legal, auditing, accounting, investor relations, shareholder expense and printing and filing of SEC reports; occupancy, travel and other expenses including rent, governmental and regulatory compliance, insurance, and professional subscriptions; directors fees; impairment expenses; and sales & marketing – related party, which includes payments to TCI for the Company sponsored co-pay program. These costs are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Labor	$2,504,000	$2,166,000	$7,161,000	$6,938,000
Stock-based compensation	377,000	67,000	723,000	447,000
Patent costs	45,000	97,000	153,000	332,000
Professional fees	304,000	417,000	719,000	1,148,000
Occupancy, travel and other	2,093,000	1,851,000	5,107,000	4,824,000
Directors fees	46,000	40,000	128,000	120,000
Sales & marketing - related party	7,000	-	352,000	-
	$5,376,000	$4,638,000	$14,343,000	$13,809,000

Comparison of Three and Nine Months Ended March 31, 2019 and 2018

Selling, general and administrative costs increased $738,000, or 15.9%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Selling, general and administrative costs increased $534,000, or 3.9%, for the nine months ended March 31, 2019, compared to the nine months ended March 31, 2018. The primary increase was due to labor and occupancy, travel and other costs related to expanding our commercial team, launching Tuzistra XR, and stock-based on compensation. We expect selling, general and administrative expenses to increase slightly in the remainder of fiscal 2019 due to expanding our sales team and launching Tuzistra XR. The impairment expense of $1,856,000 recognized in the three and nine months ended March 31, 2018, respectively, represent the impairment of the Aytu Women’s Health assets in fiscal 2018 based upon sales performance and the manufacturer no longer supporting the product.

Amortization of Intangible Assets

Amortization of intangible assets was $575,000 for the three months ended March 31, 2019, and $388,000 for the three months ended March 31, 2018. Amortization of intangible assets was $1.6 million for the nine months ended March 31, 2019, and $1.2 million for the nine months ended March 31, 2018. This expense increased due to amortization of the related finite-lived intangible assets. We expect this expense to remain flat for the remainder of 2019.

Net Cash Used in Operating Activities

During the nine months ended March 31, 2019, our operating activities used $10.4 million in cash, which was less than the reported net loss of $12.6 million. Our cash use was lower than our reported net loss due to an increase in accrued liabilities, accrued compensation expense and interest payable, along with the recognition of non-cash expenses such as depreciation, amortization and accretion, stock-based compensation, and restricted stock. These were offset by derivative income, an increase in accounts receivable, inventory and prepaid expenses and other.

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

Net Cash Used in Investing Activities

During the nine months ended March 31, 2019, we used $860,000 of cash for investing activities to purchase fixed and operating assets, paid $109,000 in contingent consideration, and received a $3,000 refund of our deposit for office space.

During the nine months ended March 31, 2018, we used $75,000 in investing activities to purchase fixed assets and we made our first revenue share payment to a discontinued product during the March 31,2018 quarter which was approximately $7,400.

Net Cash from Financing Activities

Net cash provided by financing activities in the nine months ended March 31, 2019 was $19.0 million. This was primarily related to the October 2018 public offering of $15.2 million, offset by the offering cost of $1.5 million which was paid in cash. In addition, we received proceeds of $5 million from the Note. We also received proceeds of $259,000 from warrant exercises.

Net cash provided by financing activities in the nine months ended March 31, 2018 of $22.7 million was primarily related to the August 2017 Offering of $11.8 million, offset by the cash offering cost of $1.4 million (which was paid in cash), the March 2018 Offering of $12.9 million, offset by the cash offering cost of $1.3 million (which was paid in cash) and the aggregate proceeds of $0.7 million from warrants exercises.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On April 4, 2019, Aytu entered into a 36-month extension of our operating lease for the Englewood, Colorado office space. The base rent will be at $10,000 per month.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Employment Agreement, effective April 16, 2019, between Aytu BioScience, Inc. and Joshua R. Disbrow

10.2	Employment Agreement, effective April 16, 2019, between Aytu BioScience, Inc. and Jarrett T. Disbrow

10.3	Lease amendment between Aytu BioScience, Inc. and Beta Investors Group, LLC

10.4	Exchange Agreement dated February 5, 2019

10.5	Form of Warrant.

10.6	Form of Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock.

10.7	Waiver of Blocker dated February 5, 2019.

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101
XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

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