Form 10-K
period 2019-06-30
AYTU BIOSCIENCE, INC
filed 2019-09-26
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	AYTU	Nasdaq Capital Market

The aggregate market value of common stock held by non-affiliates of the Registrant as of December 31, 2018 was $6.9 million based on the closing price of $0.79 as of that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

As of August 31, 2019, there were 17,688,071 shares of common stock issued and outstanding.

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

This Annual Report on Form 10-K refers to trademarks, such as Aytu, Natesto, ZolpiMist, Tuzistra XR, ProstaScint, Primsol, MiOXSYS, RedoxSYS, and Fiera which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

Reverse Stock Split

Our common stock began trading on the Nasdaq Capital Market on October 20, 2017. On August 13, 2018, we effected a reverse stock split of the outstanding shares of our common stock by a ratio of one-for-twenty (the “Reverse Stock Split”). Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth herein have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

AYTU BIOSCIENCE, INC.

PART I

Item 1. Business

Company Overview

 We are a specialty pharmaceutical company focused on identifying, acquiring, and commercializing novel products that address significant patient needs. We have multiple FDA-approved products on the market, and we seek to build a portfolio of novel therapeutics that serve large medical needs, across a range of conditions, through our in-house commercial team. Our commercial infrastructure consists of a U.S.-based specialty sales force and an international distribution network with presence in approximately fifty countries.

We currently are focused on commercialization of four products, (i) Natesto®, a testosterone replacement therapy, or TRT, (ii) Tuzistra® XR, a codeine based antitussive, (iii) ZolpiMistTM, a short-term insomnia treatment and (iv), MiOXSYS®, a novel in vitro diagnostic system for male infertility assessment. In the future we will look to acquire additional commercial-stage or near-market products, including existing products we believe can offer distinct commercial advantages. Our management team’s prior experience has involved identifying both clinical-stage and commercial-stage assets that can be launched or re-launched to increase value, with a focused commercial infrastructure specializing in novel, niche products.

Corporate History

We were initially incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado.

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

Our Products and Markets

All of our products are sold and distributed through multiple channels, including direct sales to wholesalers or on a sell-through basis using third-party logistics enterprises.

Natesto® (testosterone) nasal gel

On July 1, 2016 we acquired the exclusive U.S. rights to Natesto (testosterone) nasal gel, from Acerus Pharmaceuticals Corporation, or Acerus. Natesto is a patented, FDA-approved testosterone replacement therapy (TRT) for hypogonadism (low testosterone) in men. Natesto offers multiple advantages over currently available TRTs and competes in a $1.8 billion market accounting for over 6.8 million prescriptions annually. It is the only TRT delivered via a nasal gel. Thus, Natesto does not carry a black box warning related to testosterone transference to a man’s female partner or children; as other topically (primarily gels and solutions) administered TRTs do; by virtue of their delivery directly onto the skin. Recent clinical trials demonstrate that Natesto achieves hypogonadism symptom improvement, while maintaining function of the Hypothalamic-Pituitary-Gonadal (HPG) axis; and maintenance of reproductive parameters in patients.

We are positioning Natesto as the ideal treatment solution for hypogonadal men with active, busy lifestyles as Natesto is discreet, portable, and easy to use, while delivering efficacy and a safety profile unique to the TRT product category. Natesto is also positioned for men who have previously been prescribed a TRT, including Androgel, and want a product with a different clinical profile available in a convenient, easy-to-use, effective therapeutic option. By gaining less than a 5% share of the current U.S. market (assuming similar pricing and reimbursement), a novel TRT product could achieve annual gross revenues in excess of $90.0 million.

On July 29, 2019, we agreed to amend and restate the License and Supply Agreement with Acerus. The effectiveness of the amended Agreement is conditioned upon Acerus obtaining new financing within six months of signing of the amended Agreement. Aytu will continue to serve as the exclusive U.S. supplier to purchasers of Natesto, and Acerus will receive performance-based commissions on prescriptions generated by urology and endocrinology specialties. Acerus will assume regulatory and clinical responsibilities and associated expenses and will serve a primary role in the development of key opinion leaders in urology and endocrinology. Aytu will focus on commercial channel management, sales to wholesalers and other purchasing customers, and will direct sales efforts in all other physician specialties.

Tuzistra® XR

On November 2, 2018, we obtained an exclusive license of FDA-approved Tuzistra® XR from Tris Pharma, or Tris. Tuzistra XR is the only FDA-approved 12-hour codeine-based antitussive. Tuzistra XR is a prescription antitussive consisting of codeine polistirex and chlorpheniramine polistirex in an extended-release oral suspension.

 The cough and cold prescription market is in excess of $3 billion in sales and more than 30 – 35 million prescriptions. This market is dominated by short-acting treatments requiring 4 – 6 daily doses. Tuzistra utilizes a novel, patented extended release technology enabling 12-hour duration of antitussive effect, offering a significant dosing advantage over current codeine-based treatments.

In addition to Tuzistra XR, we also obtained a license for a complementary antitussive product pending FDA approval.

ZolpiMist™ (zolpidem tartrate oral spray)

On June 11, 2018, we acquired an exclusive license for ZolpiMist from Magna Pharmaceuticals, Inc., or Magna, which we formally launched through our U.S. sales force in early 2019. This agreement allows for our exclusive commercialization of ZolpiMist in the U.S. and the ability to sublicense the product for commercialization in Canada. The ZolpiMist license adds another unique, commercial-stage product to our product portfolio and provides our U.S. sales force with another novel product to sell to their already-called-on primary care (family medicine, internal medicine, general practice) physician targets. More than half of our sales force’s Natesto physician targets are primary care physicians, so there is a significant overlap in targets and opportunity to enable the sales force to efficiently sell multiple products to these prevalent, high-prescribing clinicians.

ZolpiMist is an FDA-approved prescription product that is indicated for the short-term treatment of insomnia, and is the only oral spray formulation of zolpidem tartrate - the most widely prescribed prescription sleep aid in the U.S. ZolpiMist is commercially available and competes in the non-benzodiazepine prescription sleep aid category, a $1.8 billion prescription drug category with over 43 million prescriptions written annually. Thirty million prescriptions of zolpidem tartrate (Ambien®, Ambien® CR, Intermezzo®, Edluar®, ZolpiMist™, and generic forms of immediate-release, controlled release, and orally dissolving tablet formulations) are written each year in the U.S., representing almost 70% of the non-benzodiazepine sleep aid category. Approximately 2.5 million prescriptions are written annually for novel formulations of zolpidem tartrate products (controlled release and sublingual tablets).

MiOXSYS®

MiOXSYS is a rapid in vitro diagnostic system that performs a semen analysis test used to measure static oxidation-reduction potential, or sORP, in human semen. Our MiOXSYS system is a novel, point-of-care semen analysis system with the potential to become a standard of care in the diagnosis and management of male infertility. Male infertility is a prevalent and underserved condition, and oxidative stress (the core biological component measured by the MiOXSYS system) is widely implicated in its pathophysiology. MiOXSYS was developed from our previously developed oxidation-reduction potential research platform known as RedoxSYS®. Male infertility is often unexplained (idiopathic), and this idiopathic infertility is frequently associated with increased levels of oxidative stress in the semen. As such, having a rapid, easy-to-use diagnostic platform to measure oxidative stress may provide a practical way for reproductive medicine and men’s health specialists to improve semen analysis and infertility assessments without having to refer patients to outside clinical laboratories.

MiOXSYS is currently marketed outside the U.S. as we advance MiOXSYS towards FDA clearance as an aid in the assessment of male infertility in the U.S. MiOXSYS is a CE marked system (that is also Health Canada, Australian TGA and Mexican COFEPRAS approved) and is an accurate, easy to use, and fast infertility assessment tool that directly measures oxidative stress in semen though the direct measurement of oxidation-reduction potential. It is estimated that 72.4 million couples worldwide experience infertility problems. In the U.S., approximately 10% of couples are defined as infertile. Male infertility is responsible for between 40 – 50% of all infertility cases and affects approximately 7% of all men. Male infertility is prevalent and underserved, and oxidative stress is widely implicated in its pathophysiology. The global male infertility market is expected to grow to over $4.7 billion by 2025 with a compound annual growth rate, or CAGR, of nearly 4.6% Oxidative stress is broadly implicated in the pathophysiology of idiopathic male infertility, yet very few diagnostic tools exist to effectively measure oxidative stress levels in men. However, antioxidants are widely available and recommended to infertile men without easy, accurate assessment methods available for initial evaluation and subsequent response to antioxidant intervention. With the introduction of the MiOXSYS System, there is an easy and effective diagnostic tool to assess the degree of oxidative stress and potentially enable the monitoring of patients’ responses to antioxidant therapy as a treatment regimen for male infertility. We expect to advance MiOXSYS into clinical trials in the U.S. in order to enable 510(k) de novo clearance in the coming twelve to eighteen months.

Our Strategy

Our management team has extensive experience across a wide range of business development activities and have in-licensed or acquired products from large, mid-sized, and small enterprises in the U.S. and abroad. Through an assertive product and business development approach, we expect that we will build a substantial portfolio of complementary commercial and near-commercial-stage products. Our strategy to create value for shareholders in the near-term is by implementing a focused, four-pronged strategy:

●
Focus on sales growth of existing U.S. product portfolio. Our primary focus is on growing sales of Natesto in the U.S. and continuing to ramp-up the market launch of both Tuzistra XR and ZolpiMist through our sales force and strategic partners.

●
Expand MiOXSYS Expand the MiOXSYS business outside the U.S. through continued market development, cultivation of key opinion leaders in large markets, and the advancement of clinical studies that further validate MiOXSYS’s clinical utility in male infertility.

●
Advance MiOXSYS toward FDA Clearance. MiOXSYS is already CE Marked, Health Canada, Australian TGA and Mexico COFEPRIS approved. We are focused on completing ongoing clinical trials in order to obtain FDA clearance for sale and distribution in the U.S. If cleared in the U.S., MiOXSYS would be the first and only semen analysis diagnostic test cleared by the FDA for the detection of oxidative stress in infertility.

●
Identify and license or acquire complimentary assets. We plan to augment our core in-development and commercial assets through efficient identification of complementary products. We intend to seek assets that are near commercial stage or already generating revenues. Further, we intend to seek to acquire products through mergers, asset purchases, licensing, co-development, or collaborative commercial arrangements (including co-promotions and co-marketing arrangements).

Government Regulation

While we do not have any pharmaceutical product candidates that we are actively developing as of the date of this Report, we may in the future acquire such products if such efforts are necessary to achieve our strategic goals. Currently, we are developing one medical device candidate for approval by the FDA, the MiOXSYS System, for which regulatory approval must be received before we can market this within the U.S.

Approval Process for Pharmaceutical Products

In the U.S., pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, or the FDCA, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, NDAs, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

Drug Quality and Security Act

In 2013, the United States Congress passed the Drug Quality and Security Act (“DQSA”), amending the Federal Food, Drug and Cosmetic Act to grant the FDA more authority to regulate and monitor the manufacturing of compounding drugs. Title I of the DQSA increased regulation of compounding drugs. Title II of the DQSA Drug Supply Chain Security, established requirements to facilitate improved tracking of prescription drug products through the supply chain with increased product identification requirements. Currently, we are required to provide product identification information, or serialization, at the manufacturing batch, or lot level. However, going forward the law requires such tracking to done farther down the distribution chain including, (i) wholesalers authentification and verification in November 2019, (ii) pharmacy authentification and verification in the Fall of 2020, and at the unit level throughout the entire supply chain near the end of 2023.

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

Reimbursement for our Products in the U.S.

Natesto, Tuzistra XR and ZolpiMist (our “US Approved Products”) are covered by many commercial insurance providers and pharmacy benefit management companies and are dependent upon reimbursement for continued use in the U.S. market. Additionally, privately managed Medicare Part D and other government plans may choose to cover our U.S. Approved Products prescribed through their plans’ pharmacy benefits.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the U.S. and prices generally tend to be lower than in the U.S.

DEA Regulation

Natesto, Tuzistra XR and ZolpiMist, already approved by the FDA, are each a “controlled substance” as defined in the Controlled Substances Act of 1970, or CSA, because Natesto contains testosterone, ZolpiMist contains zolpidem tartrate, and Tuzistra XR contains codeine. As a result, the U.S. Drug Enforcement Agencies, or DEA, have Natesto and Tuzistra XR listed and regulated as Schedule III substances, while ZolpiMist is listed and regulated as a Schedule IV substance.

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

The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in and/or imported into the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our or our manufacturers’ quotas of an active ingredient may not be sufficient to meet commercial demand or complete clinical trials. Any delay, limitation or refusal by the DEA in establishing our or our manufacturers’ quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and results of operations.

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

Intellectual Property

Natesto

Aytu has an exclusive license from Acerus Pharmaceuticals Corporation (“Acerus”) for the U.S. rights to intellectual property related to a nasal gel drug product containing testosterone to treat hypogonadism in males, including the FDA approved product Natesto®, as well as an authorized generic version and OTC versions thereof. The license includes sublicense rights to intellectual property owned by Mattern Pharmaceuticals and exclusively licensed to Acerus by Mattern Pharmaceuticals. The sublicensed intellectual property includes four Orange Book listed patents directed at nasal gel formulations containing testosterone or methods of testosterone replacement therapy by nasal administration of the same. It further includes three patents that are not listed in the Orange Book directed at a testosterone formulation, a method of making a testosterone formulation and a method for reducing physical or chemical interactions between a nasal testosterone formulation and a plastic container.

The Acerus license also grants rights to intellectual property owned by Acerus which includes nine nonprovisional patent applications, some of which may be abandoned. These patent applications include at least four pending applications directed to testosterone titration methods, intranasal testosterone bio-adhesive gel formulations, and controlled release testosterone formulations.

On July 29, 2019, we agreed to amend and restate the License and Supply Agreement with Acerus. The effectiveness of the amended Agreement is conditioned upon Acerus obtaining new financing within six months of signing of the amended Agreement. Aytu will continue to serve as the exclusive U.S. supplier to purchasers of Natesto, and Acerus will receive performance-based commissions on prescriptions generated by urology and endocrinology specialties. Acerus will assume regulatory and clinical responsibilities and associated expenses and will serve a primary role in the development of key opinion leaders in urology and endocrinology. Aytu will focus on commercial channel management, sales to wholesalers and other purchasing customers, and will direct sales efforts in all other physician specialties.

Tuzistra XR

Aytu has an exclusive license to commercialize Tuzistra XR in the US and, through this relationship, Aytu is listed as the Tuzistra XR New Drug Application holder and holder of two Orange Book listed patents protecting Tuzistra XR. Both patents cover the extended release technology supporting Tuzistra XR’s long duration of antitussive effect, and the patents extend to March of 2029.

MiOXSYS

We have an extensive range of intellectual property for MiOXSYS. We have patent protection in the U.S. and several other large markets worldwide for MiOXSYS and the oxidation-reduction potential platform. Specifically, we have numerous patents issued and pending for the MiOXSYS system, the sensors, and their clinical and scientific use in the U.S., Europe, Canada, Israel, Japan, and China.

Our patent portfolio related to MiOXSYS and the underlying oxidation-reduction potential (ORP) technology is focused on the U.S. and core foreign jurisdictions which include Europe, Canada, Israel, Japan and China. The portfolio is supported in the U.S. and core foreign jurisdictions and consists of 44 issued patents and 18 pending applications.

The portfolio primarily consists of eight families filed in the U.S. and in core foreign jurisdictions. The first family includes thirteen issued patents with claims directed to the measurement of the ORP of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2028. The second family includes two pending U.S. applications, three issued U.S. patents, one pending application in core foreign jurisdictions and four issued patents in core foreign jurisdictions with claims directed to the measurement of the ORP capacity of a patient sample to evaluate various conditions. The standard 20-year expiration for patents in this family is in 2033. The third family includes nineteen issued patents with claims directed to devices and methods for the measurement of ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2032. The fourth family includes two issued U.S. patents, two issued patents in core foreign jurisdictions and four pending applications in core foreign jurisdictions with claims directed to multiple layer gel test strip measurement devices and methods of making for use in measuring ORP and ORP capacity. The standard 20-year expiration for patents in this family is in 2033. The fifth family includes one pending U.S. application, one issued U.S. patent and seven pending applications in core foreign jurisdictions with claims directed to methods for determining fertility characteristics from the ORP of a biological sample. The standard 20-year expiration for patents in this family is in 2035. The sixth family includes one pending U.S. application with claims directed to methods for evaluating stroke patients from the ORP characteristics of a biological sample. The standard 20-year expiration for patents in this family is in 2036. The seventh family includes one pending application filed under the Patent Cooperation Treaty with claims directed to methods for embryo selection from the ORP characteristics of a biological sample. The standard 20-year expiration for patents in this family is in 2038. The eighth family includes one pending application filed under the Patent Cooperation Treaty with claims directed to methods of treating infertility in varicocele patients.

We have also exclusively licensed the issued and pending patents protecting Natesto. There are four FDA Orange Book-listed patents surrounding methods of use of a nasally-administered testosterone gel and formulations thereof. The standard 20-year expiration for patents across these four patents is 2024.

There are two FDA Orange Book-listed patents protecting Tuzistra XR. Through our exclusively commercialization agreement with TRIS Pharma, we are the FDA-recognized New Drug Application holder and thus the designated holder of these patents. The first patent describes a coated ion-exchange resin complex delivering an extended release formulation and methods therein. The standard 20-year exclusivity for this patent is in 2029. The second patent covers an aqueous liquid suspension containing a drug-ion exchange resin complex and methods therein. The standard 20-year exclusivity for this patent is in 2027.

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

Tuzistra XR

Tuzistra XR competes in the approximately $3.0 billion antitussive category and has a distinct advantage over the existing codeine-based antitussives. Tuzistra XR is the only liquid codeine antitussive with a 12-hour duration of effective, which provides more dosing convenience than the current 4-6 hour codeine cough syrups.

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

Research and Development

The research and development required for FDA approval of Natesto, ZolpiMist, and Tuzistra XR has been conducted by either previous owners of the products or the companies from which we licensed or acquired these products. To the extent we seek to further develop our products and/or improve clinical claims. we rely upon outside collaborators to conduct research as we focus primarily on commercialization.

Currently, there is an ongoing investigator-initiated study for Natesto. We are financially supporting the study being conducted at the University of Miami, through which the investigators seek to demonstrate that Natesto improves hypogonadism while preserving fertility. The study has been designed and is led by Dr. Ranjith Ramasamy, MD, Director of Reproductive Urology at the University of Miami’s Department of Urology. The study is expected to be completed in 2019. If found to preserve fertility, Natesto would be the first TRT to demonstrate this and, we expect, these results would further support the clinical differentiation of Natesto in the TRT category.

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

Tuzistra XR
On November 5, 2018 we entered into a licensing, manufacturing and supply agreement with TRIS, pursuant to which TRIS has the exclusive rights to manufacture, label, package and supply us Tuzistra XR on an exclusive basis in the U.S. We expect to continue to source Tuzistra XR under this arrangement for the term of the agreement with TRIS.

ZolpiMist

On June 11, 2018 we entered into a licensing agreement with Magna, pursuant to which we assumed a manufacturing agreement with a cGMP compliant contract manufacturer. We expect to continue manufacturing through that third-party and have made an initial and subsequent purchase of product that we expect to supply us for the foreseeable future.

MiOXSYS

We secured supply and quality agreements with manufacturers for both the MiOXSYS instrument as well as MiOXSYS sensor strips. Both manufacturers hold long-standing ISO 13485:2003 certifications and are established medical device manufacturers. Both manufacturers have high volume manufacturing capacity such that production volumes can be easily scaled. Both manufacturers have been audited by our quality engineers and are fully compliant.

Employees

As of August 31, 2019, we had 53 full-time employees and utilized the services of a number of consultants on a temporary basis. Overall, we have not experienced any work stoppage and do not anticipate any work stoppage in the foreseeable future. None of our employees is subject to a collective bargaining agreement. Management believes that relations with our employees are good.

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

We are a commercial-stage healthcare company with a limited operating history. Prior to implementing our commercial strategy in the fourth calendar quarter of 2015, we did not have a focus on profitability. As a result, we have not generated substantial revenue to date and are not profitable and have incurred losses in each year since our inception. Our net loss for the years ended June 30, 2019 and 2018 was $27.1 million and $10.2 million, respectively. We have not demonstrated the ability to be a profit-generating enterprise to date. Even though we expect to have revenue growth in the next several fiscal years, it is uncertain that the revenue growth will be significant enough to offset our expenses and generate a profit in the future. Our ability to generate significant revenue is uncertain, and we may never achieve profitability. We have a very limited operating history on which investors can evaluate our potential for future success. Potential investors should evaluate us in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage healthcare businesses, many of which will be beyond our control. These risks include the following:

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
●
competition; and
●
technological changes.

As a result of our limited operating history, and the increasingly competitive nature of the markets in which we compete, our historical financial data, is of limited value in anticipating future operating expenses. Our planned expense levels will be based in part on our expectations concerning future operations, which is difficult to forecast accurately based on our limited operating history and the recentness of the acquisition of our products Natesto, Tuzistra XR, ZolpiMist, and MiOXSYS. We may be unable to adjust spending in a timely manner to compensate for any unexpected budgetary shortfall.

We have not received any substantial revenues from the commercialization of our current products to date and might not receive significant revenues from the commercialization of our current products or our product candidates in the near term. Even though Natesto, Tuzistra XR and ZolpiMist are each an approved drug that we are marketing, we only acquired Natesto in April 2016, ZolpiMist in June 2018, and Tuzistra XR in November 2018. In addition, we only launched our MiOXSYS device in early fiscal 2017. As a result, we have limited experience on which to base the revenue we could expect to receive from sales of these products. To obtain revenues from our products and product candidates, we must succeed, either alone or with others, in a range of challenging activities, including expanding markets for our existing products and completing clinical trials of our product candidates, obtaining positive results from those clinical trials, achieving marketing approval for those product candidates, manufacturing, marketing and selling our existing products and those products for which we, or our collaborators, may obtain marketing approval, satisfying any post-marketing requirements and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, if any, may never succeed in these activities and, even if we do, or one of our collaborators does, we may never generate revenues that are sufficient enough for us to achieve profitability.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our product expansion and development efforts or other operations.

We are expending resources to expand the market for Natesto, Tuzistra XR, ZolpiMist and MiOXSYS, none of which might be as successful as we anticipate or at all and all of which might take longer and be more expensive to market than we anticipate. We also are currently advancing our MiOXSYS device through clinical development. Developing product candidates is expensive, lengthy and risky, and we expect to incur research and development expenses in connection with our ongoing clinical development activities with the MiOXSYS System. As of June 30, 2019, our cash, cash equivalents and restricted cash totaling $11.3 million, available to fund our operations offset by an aggregate $3.4 million in accounts payable and other and accrued liabilities. In November 2016, we conducted a public offering of our common stock and warrants from which we received gross proceeds of approximately $8.6 million. We closed on a private placement of common stock, Series A preferred stock and warrants in August 2017 from which we received gross proceeds of approximately $11.8 million. We also closed on an underwritten public offering of our common stock, warrants, and Series B preferred stock in March 2018 from which we received gross proceeds of approximately $12.9 million. Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. In any event, we will require additional capital to continue the expansion of marketing efforts for Natesto, Tuzistra XR, ZolpiMist, and to obtain regulatory approval for, and to commercialize, our current product candidate, the MiOXSYS System. Raising funds in the current economic environment, as well our lack of operating history, may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

If we are unable to obtain funding on a timely basis, we may be unable to expand the market for Natesto, Tuzistra XR,  ZolpiMist, or MiOXSYS and/or be required to significantly curtail, delay or discontinue one or more of our research or development programs for the MiOXSYS system, or any future product candidate or expand our operations generally or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

If we do not obtain the capital necessary to fund our operations, we will be unable to successfully expand the commercialization of Natesto, Tuzistra XR and ZolpiMist and to develop, obtain regulatory approval of, and commercialize, our current product candidate, the MiOXSYS System.

The expansion of marketing and commercialization activities for our existing products and the development of pharmaceutical products, medical diagnostics and medical devices is capital-intensive. We anticipate we may require additional financing to continue to fund our operations. Our future capital requirements will depend on, and could increase significantly as a result of, many factors including:

●
the costs, progress and timing of our efforts to expand the marketing of Natesto, Tuzistra XR and ZolpiMist;
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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management conducted an assessment of the effectiveness of our internal controls over financial reporting for the year ended June 30, 2019 and concluded that such control was effective.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

Natesto, Tuzistra XR, ZolpiMist, and MiOXSYS may prove to be difficult to effectively commercialize as planned.

Various commercial, regulatory, and manufacturing factors may impact our ability to maintain or grow revenues from sales of Natesto, MiOXSYS. Specifically, we may encounter difficulty by virtue of:

●
our inability to adequately market and increase sales of any of these products;
●
our inability to secure continuing prescribing of any of these products by current or previous users of the product;
●
our inability to effectively transfer and scale manufacturing as needed to maintain an adequate commercial supply of these products;
●
reimbursement and medical policy changes that may adversely affect the pricing, profitability or commercial appeal of Natesto, Tuzistra XR, ZolpiMist or MiOXSYS; and
●
our inability to effectively identify and align with commercial partners outside the U.S., or the inability of those selected partners to gain the required regulatory, reimbursement, and other approvals needed to enable commercial success of MiOXSYS.

We have limited experience selling our current products as they were acquired from other companies or were recently approved for sale. As a result, we may be unable to successfully commercialize our products and product candidates.

Despite our management’s extensive experience in launching and managing commercial-stage healthcare companies, we have limited marketing, sales and distribution experience with our current products. Our ability to achieve profitability depends on attracting and retaining customers for our current products, and building brand loyalty for Natesto, Tuzistra XR, ZolpiMist, and MiOXSYS. To successfully perform sales, marketing, distribution and customer support functions, we will face a number of risks, including:

●
our ability to attract and retain skilled support team, marketing staff and sales force necessary to increase the market for our approved products and to maintain market acceptance for our product candidates;
●
the ability of our sales and marketing team to identify and penetrate the potential customer base;
●
and the difficulty of establishing brand recognition and loyalty for our products.

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

At any time and for any reason, we or our strategic partners may decide to discontinue the development or commercialization of a product or product candidate. If we terminate a program in which we have invested significant resources, we will reduce the return, or not receive any return, on our investment and we will have missed the opportunity to have allocated those resources to potentially more productive uses. If one of our strategic partners terminates a program, we will not receive any future milestone payments or royalties relating to that program under our agreement with that party. As an example, we sold Primsol in March 2017, and abandoned Fiera and ProstaScint in June 2018.

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

Many of these factors may also ultimately lead to denial of an NDA for a product candidate. If we experience delays, suspensions or terminations in a clinical trial, the commercial prospects for the related product candidate will be harmed, and our ability to generate product revenues will be delayed.

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

While Natesto, Tuzistra XR and ZolpiMist are already FDA-approved and generating revenues in the U.S., they may not receive, or continue to receive, physician or hospital acceptance, or they may not maintain adequate reimbursement from third party payors. Additionally, even if one of our product candidates is approved and reaches the market, the product may not achieve physician or hospital acceptance, or it may not obtain adequate reimbursement from third party payors. In the future, we might possibly sell other product candidates to target customers substantially all of whom receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid, other domestic and foreign government programs, private insurance plans and managed care programs. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor’s determination that use of a product is:

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

We expect to engage third parties to manufacture components of the MiOXSYS and RedoxSYS systems. We have an agreement for supplies of Natesto with Acerus, from whom we license Natesto. We have an agreement with a third-party manufacturer for our ZolpiMist product as well. We have an agreement for supplies of Tuzistra XR with Tris, from whom we license Tuzistra XR. For any future product, we expect to use third-party manufacturers because we do not have our own manufacturing capabilities. In determining the required quantities of any product and the manufacturing schedule, we must make significant judgments and estimates based on inventory levels, current market trends and other related factors. Because of the inherent nature of estimates and our limited experience in marketing our current products, there could be significant differences between our estimates and the actual amounts of product we require. If we do not effectively maintain our supply agreements for Natesto and Fiera, we will face difficulty finding replacement suppliers, which could harm sales of those products. If we do not secure collaborations with manufacturing and development partners to enable production to scale of the MiOXSYS System, we may not be successful in selling or in commercializing the MiOXSYS System in the event we receive regulatory approval of the MiOXSYS System. If we fail in similar endeavors for future products, we may not be successful in establishing or continuing the commercialization of our products and product candidates.

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

Natesto, Tuzistra XR, and ZolpiMist contain, and future other product candidates may contain, controlled substances, the manufacture, use, sale, importation, exportation, prescribing and distribution of which are subject to regulation by the DEA.

Natesto, Tuzistra XR and ZolpiMist, which are approved by the FDA, are regulated by the DEA as Schedule III controlled substances. Before any commercialization of any product candidate that contains a controlled substance, the DEA will need to determine the controlled substance schedule, taking into account the recommendation of the FDA. This may be a lengthy process that could delay our marketing of a product candidate and could potentially diminish any regulatory exclusivity periods for which we may be eligible. Natesto, Tuzistra XR and ZolpiMist are, and our other product candidates may, if approved, be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers and dispensers of our product candidates. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances.

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

There is a risk we may unable to sell and distribute certain of our products if we cannot comply with the serialization requirements of the Drug Quality and Security Act within the necessary time frames.

Title II of the Drug Quality and Security Act of 2013 provided increased FDA oversight over the ability to track and monitor the sale and distribution of prescription drugs. Over time, the level within the supply chain for which prescription drugs are to be tracked gets farther and farther down the chain. Currently, we are required to provide product identification information, or serialization, at the manufacturing batch, or lot level. However, going forward the law requires such tracking to done farther down the distribution chain including, (i) wholsaler authentification and verification in November 2019, (ii) pharmacy authentification and verification in the Fall of 2020, and at the unit level throughout the entire supply chain near the end of 2023. There is no guarantee that we will be able to satisfy each ever-stringent product identification requirements. Failing to do so could result in a delay or inability to sell our products within the United States of America.

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

A number of our patent rights are derived from our license agreements with third parties. Pursuant to these license agreements, we have licensed rights to various patents and patent applications within and outside of the United States. We may lose our rights to these patents and patent applications if we breach our obligations under such license agreements, including, without limitation, our financial obligations to the licensors. If we violate or fail to perform any term or covenant of the license agreements, the licensors may terminate the license agreements upon satisfaction of applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of license agreements, whether by us or the licensors will not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under these license agreements, we will not be able to commercialize certain products subject to patent or patent application, and our business, results of operations, financial condition and prospects would be materially adversely affected.

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

We may renegotiate any of our existing license agreements or other material contracts on terms that might not be received by the market as favorable.

From time to time we may renegotiate the terms of our existing licensing agreements. There can be no guarantee that the terms of the renegotiated license agreement or other material contract will be viewed favorably by the market as evidenced by our stock price although the renegotiated terms might be advantageous to our business.

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

Risks Related to Our Organization, Structure and Operation

Armistice Capital, LLC and Armistice Capital Master Fund Ltd. (collectively, “Armistice”) own a significant percentage of our stock and Steven Boyd, the managing member of Armistice Capital, LLC and director of Armistice Master Fund is a member of our board of directors. As a result, Armistice could be able to exert significant control over us.

Since 2017, Armistice has invested approximately $14.6 million in our company through the purchase of our common stock, preferred stock and warrants in a series of our financings. Many of the securities Armistice holds limits their ability to beneficially own in excess of 4.99% or 9.99% of our common stock. However, the Series E Preferred Stock Armistice holds permits Armistice to convert the Series E Preferred Stock into shares of common stock so long as their ownership percentage in us does not exceed 40%. On April 15, 2019, Steven Boyd was appointed to our board of directors. The significant ownership interest Armistice has, the significant investment that they have made in our company, and Steven Boyd’s position on our board of directors could give Armistice the ability to influence us through their ownership positions, even if they are prohibited from converting or exercising their preferred stock or warrants to acquire more than 40% of our common stock at any time. Further, this significant ownership potential may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We intend to acquire, through mergers, asset purchases or in-licensing, businesses or products, or form strategic alliances, in the future, and we may not realize the intended benefits of such acquisitions or alliances.

We intend to acquire, through mergers, asset purchases or in-licensing, additional businesses or products, form strategic alliances and/or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses or assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses or assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition or alliance, we will achieve the expected synergies to justify the transaction. These risks apply to our acquisition of Natesto in April 2016, ZolpiMist in June 2018, and Tuzistra XR in November 2018. As an example, we acquired Primsol in October 2015, but sold it in March 2017. Depending on the success or lack thereof of any of our existing or future acquired products and product candidates, we might seek to out-license, sell or otherwise dispose of any of those products or product candidates, which could adversely impact our operations if the dispositions triggers a loss, accounting charge or other negative impact.

In fiscal 2019, the great majority of our gross revenue and gross accounts receivable were due to three significant customers, the loss of which could materially and adversely affect our results of operations.

In fiscal 2019, four customers contributed greater than 10% of the Company's gross revenue during the year ended June 30, 2019 and 2018, respectively. As of June 30, 2019, four customers accounted for 87% of gross revenue. The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition.

We are also subject to credit risk from our accounts receivable related to our product sales. As of June 30, 2019, four customers accounted for 88% of gross accounts receivable. As of June 30, 2018, four customers accounted for 93% of gross accounts receivable.

We will need to develop and expand our company, and we may encounter difficulties in managing this development and expansion, which could disrupt our operations.

As of June 30, 2019, we had 61 full-time employees, and in connection with being a public company, we expect to continue to increase our number of employees and the scope of our operations. To manage our anticipated development and expansion, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day-to-day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the planned expanded commercialization of our approved products and the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to expand the market for our approved products and develop our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

As of June 30, 2019, we had federal net operating loss carryforwards of approximately $73.8 million. The available net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2025 and will, except for certain indefinite-lived net operating loss carryforwards, will completely expire in 2038. Under the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate changes could limit our ability to use our net operating loss carryforwards and other tax attributes to offset our income. Because Ampio’s equity ownership interest in our company fell to below 80% in January 2016, we were deconsolidated from Ampio’s consolidated federal income tax group. As a result, certain of our net operating loss carryforwards may not be available to us and we may not be able to use them to offset our U.S. federal taxable income. As a consequence of the deconsolidation, it is possible that certain other tax attributes and benefits resulting from U.S. federal income tax consolidation may no longer be available to us. Our company and Ampio do not have a tax sharing agreement that could mitigate the loss of net operating losses and other tax attributes resulting from the deconsolidation or our incurrence of liability for the taxes of other members of the consolidated group by reason of the joint and several liability of group members. In addition to the deconsolidation risk, an “ownership change” (generally a 50% change in equity ownership over a three-year period) under Section 382 of the Code could limit our ability to offset, post-change, our U.S. federal taxable income. Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. We believe that the August 2017 financing created over a 50% change in our equity ownership so our current tax loss carryforward will be limited in the future. Either the deconsolidation or the ownership change scenario could result in increased future tax liability to us.

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

Pursuant to our 2015 Stock Plan, our Board of Directors is currently authorized to award up to a total of 3.0 million shares of common stock or options to purchase shares of common stock to our officers, directors, employees and non-employee consultants. As of June 30, 2019, options to purchase 1,607 shares of common stock issued under our 2015 Stock Plan at a weighted average exercise price of $325.73 per share were outstanding. In addition, at June 30, 2019, there were outstanding warrants to purchase an aggregate of 16,459,663 shares of our common stock at a weighted average exercise price of $4.16. Stockholders will experience dilution in the event that additional shares of common stock are issued under our 2015 Stock Plan, or options issued under our 2015 Stock Plan are exercised, or any warrants are exercised for shares of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In August 2015, we entered into a 37-month operating lease in Englewood, Colorado. This lease has an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. In October 2017, the Company signed an amendment to the 37-month operating lease in Englewood, Colorado. The amendment extended the lease for an additional 24 months beginning October 1, 2018. The base rent will remain at $9,000 a month. In April 2019, the Company extended the lease for an additional 36 months beginning October 1, 2020.

In June 2015, we entered into a 37-month operating lease for office space in Raleigh, North Carolina. This lease has initial base rent of $3,000 a month, with total base rent over the term of the lease of approximately $112,000. In June 2018, the Company entered into a 12-month operating lease, beginning on August 1, 2018, for a new office space in Raleigh. This lease has base rent of $1,100 a month, with total rent over the term of the lease of approximately $13,200.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Data

Our common stock has been listed on the NASDAQ Capital Market under the symbol “AYTU” since October 20, 2017. The following table sets forth the range of high and low sales prices on the NASDAQ Capital Market, as applicable, for the periods shown.

Fiscal Year ended June 30, 2018	High	Low
First Quarter (ended September 30, 2017)	$240.00	$66.80
Second Quarter (ended December 31, 2017)	$136.40	$41.00
Third Quarter (ended March 31, 2018)	$85.20	$7.60
Fourth Quarter (ended June 30, 2018)	$12.80	$4.66

Fiscal Year ended June 30, 2019	High	Low
First Quarter (ended September 30, 2018)	$7.80	$2.40
Second Quarter (ended December 31, 2018)	$3.23	$0.68
Third Quarter (ended March 31, 2019)	$2.53	$0.78
Fourth Quarter (ended June 30, 2019)	$2.61	$1.50

On August 30, 2019, the closing price as reported on the NASDAQ of our common stock was $1.39. As of August 31, 2019, there were 489 holders of record of our common stock.

Equity Compensation Plan Information

In June 2015, our shareholders approved the adoption of a stock and option award plan (the “2015 Plan”). At the Special meeting of stockholders on July 26, 2017, the Aytu Stockholders voted to increase the plan to 3.0 million shares. The 2015 Plan permits grants of equity awards to employees, directors and consultants. The following table displays equity compensation plan information as of June 30, 2019 relating to securities reserved for future issuance upon exercise.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,607	$325.73	652,179
Equity compensation plans not approved by security holders	1,624	$594.63	-

Total	3,231	$460.89	652,179

Dividend Policy

We have not paid any cash dividends on our common stock and our Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by thew Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. Delaware law prohibits us from declaring dividends where, if after giving effect to the distribution of the dividend:

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

Overview, Liquidity and Capital Resources

We are a specialty pharmaceutical company focused on commercializing novel products that address significant patient needs such as hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, and male infertility and plans to expand opportunistically into other therapeutic areas as we continue to execute on our growth plans.

Prior to the date of this Annual Report, we have financed operations through a combination of private and public debt and equity financings, funds from the sale of our products, and occasionally through divestures of non-strategic assets. Our financing transactions have included private placements of stock and convertible notes, and public offerings of the Company’s equity securities. Since the formation of Aytu in June 2015, we have raised approximately $70.3 million from the sale of our securities to investors and the exercise of warrants by investors.

Our operations have historically consumed cash and are expected to continue to require cash, but at a declining rate. Revenues have increased 100% and 14% for each of the years ended June 30, 2019 and 2018, respectively, and is expected to continue to increase, allowing us to rely less on our existing cash balance and proceeds from financing transactions. Despite increased revenue, cash used in operations during fiscal year 2019 was $13.8 million compared to $16.0 million in 2018, due to our completing the build-out of our commercial infrastructure in 2019. As of the date of this Annual Report, we expect our commercial costs to remain approximately flat or to increase modestly as we continue to focus on revenue growth.

Our current asset position of $34.8 million plus the proceeds expected from ongoing product sales will be used to fund operations. We will access the capital markets to fund operations if and when needed, and to the extent it becomes probable that existing cash and other current assets may become exhausted. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms that we consider to be in favorable to us and our stockholders, or at all. However, we have been successful is accessing the capital markets in the past and are confident in our ability to access the capital markets again, if needed. Since the we do not have sufficient cash and cash equivalents on-hand as of June 30, 2019, to cover potential net cash outflows for the twelve months following the filing date of this Annual Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) requires us to report that there exists an indication of substantial doubt about our ability to continue as a going concern.

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

We have incurred accumulated net losses since inception, and at June 30, 2019, we had an accumulated deficit of $106.4 million. Our net loss increased to $27.1 million from $10.2 million for years ended June 30, 2019 and 2018, respectively. We used $13.8 million and $16.0 million in cash from operations during the years ended June 30, 2019 and 2018, respectively.

Results of Operations

Comparison of the years ended June 30, 2019 and 2018

	Year Ended June 30,
	2019	2018	Change

Revenues
Product revenue, net	$7,314,581	$3,660,120	$3,654,461
License revenue, net	5,776	-	5,776
Total product revenue	7,320,357	3,660,120	3,660,237

Operating expenses
Cost of sales	2,202,041	2,050,544	151,497
Research and development	589,072	167,595	421,477
Selling, general and administrative	18,887,783	17,732,490	1,155,293
Selling, general and administrative - related party (Note 14)	351,843	-	351,843
Impairment of intangible assets	-	1,856,020	(1,856,020)
Amortization of intangible assets	2,136,255	1,553,705	582,550
Total operating expenses	24,166,994	23,360,354	806,640

Loss from operations	(16,846,637)	(19,700,234)	2,853,597

Other (expense) income
Other (expense), net	(535,500)	(749,423)	213,923
(Loss) / gain from contingent consideration	(9,830,550)	6,277,873	(16,108,423)
Gain from warrant derivative liability	80,779	3,983,921	(3,903,142)
Total other (expense) income	(10,285,271)	9,512,371	(19,797,642)

Net loss	$(27,131,908)	$(10,187,863)	$(16,944,045)

Product revenue. During the year ended June 30, 2019, we recognized revenue of $7.3 million associated with the sale of our products, an increase of approximately $3.7 million compared to the same period ended June 30, 2018. The increase was the result of the combination of increased overall product units sold during the 2019 fiscal year. Increased sales volumes were due to the combination of (i) increased Natesto sales due to our further commercialization of the Natesto product line and, (ii) the acquisition and deployment of the Tuzistra XR and ZolpiMist products during the year ended June 30, 2019. This was offset by the discontinuation of the Primsol, ProstaScint and Fiera product lines during the year ended June 30, 2018.

Cost of sales. Cost of sales increased approximately $0.2 million during the year ended June 30, 2019 compared to the same period ended June 30, 2018. The increase was the result of increased volumes of products due to continued commercialization efforts. The prior year cost of goods sold included write-offs of inventory related to the Fiera product line.

Research and Development. Research and development expenses increased $0.4 million, or 251.5%, in fiscal 2019 compared to fiscal 2018. The increase was due primarily to the prior year reversal of a previously accrued liability in the amount of $398,000 which reduced fiscal year 2018 research and development expenses. We anticipate research and development expense to increase in fiscal 2020 as we anticipate funding a study to further support the clinical application of our MiOXSYS System, and to fund further clinical studies for Natesto to potentially support new claims and to comply with FDA post-marketing study requirements.

Selling, General and Administrative. Selling, general and administrative costs increased $1.5 million, or 8.5%, for the year ended June 30, 2019 compared the same period in 2018. The primary increase was due to labor, occupancy, travel and other and sales & marketing related to expanding our commercial team, launching Tuzistra XR, and stock-based compensation. The impairment expense of $1.9 million recognized in fiscal 2018, represent the impairment of the Aytu Women’s Health assets based upon sales performance and the manufacturer no longer supporting the product.

Selling, General and Administrative – Related Party. Selling, general and administrative costs – related party are relate to the cost of a services provided by TrialCard, of which one of our Directors, Mr. Donofrio, was an employee for a period of time during the year ended June 30, 2019.

Impairment of Intangible Assets. We did not incur any impairment losses on any intangible assets for the year ended June 30, 2019. We recognized an impairment loss of approximately $1.9 million for the year ended June 30, 2018 relating to the discontinuation of the Fiera product line as a result of lower than expected sales combined with the contract manufacturer ending production.

 Amortization of Intangible Assets. Amortization expense for the remaining intangible assets was $2.1 million and $1.6 million for the years ended June 30, 2019 and 2018, respectively. This expense is related to corresponding amortization of our finite-lived intangible assets.

Liquidity and Capital Resources

	Year ended June 30,
	2019	2018
Net cash used in operating activities	$(13,831,377)	$(15,940,322)
Net cash used in investing activities	$(1,061,985)	$(484,292)
Net cash provided by financing activities	$19,075,062	$22,659,599

Net Cash Used in Operating Activities

During fiscal 2019, net operating cash outflows totaled $13.8 million. The use of cash was approximately $13.3 million less than the net loss due primarily to non-cash charges for stock-based compensation, issuance of restricted stock, depreciation, amortization and accretion, other loss and an increase in accounts payable, accrued liabilities and accrued compensation. These charges were offset by an increase in accounts receivable, inventory, prepaid expenses, and derivative income.

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

Net Cash Used in Investing Activities

During fiscal 2019, net investing cash outflows totaled $1.1 million was used to acquire $0.8 million of intangible assets relating to our products, paydown of $0.2 million of a contingent consideration obligation relating to our products, and the purchase of approximately $0.1 million in fixed assets.

During fiscal 2018, cash of $484,000 was used to acquire fixed and operating assets in addition to a deposit for office space and a royalty payment.

Net Cash from Financing Activities

Net cash of $19.1 million provided by financing activities during fiscal 2019 was primarily related to the October 2018 public offering of $15.2 million, offset by the offering cost of $1.5 million which was paid in cash. In addition, we received proceeds of $5 million from a collateralized promissory note issued to Armistice Capital (see Note 14). We also received proceeds of $375,000 from warrant exercises.

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

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments is contained in Note 16 to the Financial Statements. We have no off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of June 30, 2019, our internal control over financial reporting is effective based on these criteria.

Plante Moran, PLLC, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

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

None.

PART III

Item 10.
Directors and Executive Officers, and Corporate Governance

The following table sets forth the names and ages of all of our directors and executive officers as of August 31, 2019. Our Board of Directors is currently comprised of five members, who are elected annually to serve for one year or until their successor is duly elected and qualified, or until their earlier resignation or removal. Executive officers serve at the discretion of the Board of Directors and are appointed by the Board of Directors.

Name	Age	Position
Joshua R. Disbrow	44	Chairman and Chief Executive Officer
Jarrett T. Disbrow	44	Chief Operating Officer
David A. Green	57	Chief Financial Officer, Secretary, and Treasurer
Michael E. Macaluso	67	Director
Carl C. Dockery	56	Director
John A. Donofrio, Jr.	51	Director
Gary V. Cantrell	64	Director
Ketan Mehta	58	Director
Steven J. Boyd	38	Director

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

Ketan Mehta - Director

Ketan Mehta has been a member of our Board of Directors since November 2018. Mr. Mehta is the Founder, President, and Chief Executive Officer of Tris Pharma, a fully-integrated specialty pharmaceutical company focused on developing and commercializing advanced delivery technologies. Ketan founded Tris in 2,000 and has built the company into a leading specialty pharmaceutical company with over 500 employees.Tris develops, manufactures, licenses, and commercializes both branded and generic products directly and through commercial partnerships with both large and emerging pharmaceutical companies. Tris has developed many pharmaceutical technologies, including its extended-release platform LiquiXR® and holds over 150 patents in the U.S. and around the world. Before founding Tris Pharma, Ketan worked for Capsugel (formerly a division of Pfizer) in sales, marketing and business development for eight years. Prior to Capsugel, he spent approximately six years as a pharmaceutical scientist for three different large pharmaceutical companies. Ketan is a pharmacist by education and holds an MS degree in Pharmaceutical Sciences from the University of Oklahoma. Mr. Mehta’s experience as a founder and CEO of a pharmaceutical company, led to the conclusion that he should serve as a director of our company in light of our business and structure.

Steven J. Boyd - Director

Ketan Mehta has been a member of our Board of Directors since April 2019. Mr. Boyd is the Founder and Chief Investment Officer of Armistice Capital, a healthcare equity hedge fund he founded in 2012. Prior to founding Armistice, Mr. Boyd was a Research Analyst at Senator Investment Group, York Capital, and SAB Capital Management, where he focused on healthcare. Mr. Boyd began his career as an Analyst at McKinsey & Company. Mr. Boyd has served as a member of the board of directors of Cerecor (NASDAQ: CERC), an integrated biopharmaceutical company focused on pediatric healthcare, since April 2017 and EyeGate Pharmaceuticals (NASDAQ: EYEG), a clinical-stage, specialty pharmaceutical company focused on disorders of the eye, since May 2018. Mr. Boyd received a B.S. in Economics and a B.A. in Political Science from The Wharton School of the University of Pennsylvania. Mr. Boyd’s experience in the capital markets and strategic transactions, and his focus on the healthcare industry, led to the conclusion that he should serve as a director of our company in light of our business and structure.

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

David A. Green – Chief Financial Officer, Secretary, and Treasurer

David A. Green has been our Chief Financial Officer since December 18, 2017. Prior to joining Aytu BioScience, Mr. Green was the Chief Accounting Officer from 2016 to 2017 of Intarcia Therapeutics, a biopharmaceutical company engaged in late stage clinical development, where he was involved in IPO readiness and some of the largest private financing transactions in history for a pre-commercial, venture funded, life science company. Mr. Green was a consultant with DAG Associates from 2014 to 2017 working in various senior operating and advisory roles for clients such as Q Therapeutics, Perseon Corporation and Lineagen, Inc. Mr. Green served as Chief Financial Officer of Catheter Connections, a venture financed medical device company that was acquired by Merit Medical [NASDAQ: MMSI] from 2012 to 2014; and CFO of Specialized Health Products International, a publicly traded medical device company that was acquired by C.R. Bard [NYSE: BCR] from 2006 to 2008. Prior to his operating roles, Mr. Green advised a broad range of life science companies on issues of corporate finance and the use of strategic transactions to accelerate growth as a Managing Director of Duff & Phelps and as a member of Ernst & Young’s Palo Alto Center for Strategic Transactions®. Mr. Green began his career performing medical research after he received a Bachelor of Science in chemistry from the State University of New York. Mr. Green holds a Master of Business Administration in finance from the University of Rochester and is a Certified Public Accountant.

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

Board Committees

Our Board has established an Audit Committee, Compensation Committee and Nominating and Governance Committee. Our Audit Committee consists of Mr. Donofrio (Chair), Mr. Macaluso and Mr. Dockery. Our Compensation Committee consists of Mr. Macaluso (Chair), Mr. Cantrell, Mr. Dockery and Mr. Donofrio. Our Nominating and Governance Committee consists of Mr. Dockery (Chair), Mr. Cantrell and Mr. Donofrio. The independence of our directors is discussed in Part III, Item 13 under the caption “Director Independence.”

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

The following table provides information regarding all compensation paid to non-employee directors of Aytu during the fiscal year ended June 30, 2019.

Name	Fees Earned or Paid in Cash	All Other Compensation (1)	Total
Gary V. Cantrell (2)	$41,875	$194,850	$236,725
Carl C. Dockery (2)	$45,000	$194,850	$239,850
John A. Donofrio Jr. (2)	$45,000	$194,850	$239,850
Michael E. Macaluso (2)	$28,125	$259,800	$287,925
Ketan Mehta (2)	$14,583	$84,435	$99,018
Steven J. Boyd (2)	$–	$–	$–

(1)
This column reflects the aggregate grant date fair value of restricted stock.
(2)
As of June 30, 2019, the number of restricted shares held by each non-employee director was as follows: 152,663 restricted shares for Mr. Cantrell; 152,663 restricted shares for Mr. Dockery; 152,663 restricted shares for Mr. Donofrio; 202,663 restricted shares for Mr. Macaluso; 65,000 restricted shares for Mr. Mehta.

Executive Officer Compensation

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued for the years ended June 30, 2019 and 2018 to each of the following named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award ($)	Option Award ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Named Executive Officers

Joshua R. Disbrow
Chief Executive Officer	2019	$330,000	$135,000	$578,705	$–	$–	$–	$–	$1,043,705
since December 2012	2018	$303,000	$–	$303,000	$–	$–	$–	$–	$606,000

Jarrett T. Disbrow
Chief Operating Officer	2019	$250,000	$105,000	$438,413	$–	$–	$–	$–	$793,413
since April 2015	2018	$250,000	$–	$202,000	$–	$–	$–	$–	$452,000

David A. Green (2)
Chief Financial Officer, Secretary	2019	$250,000	$95,000	$340,988	$–	$–	$–	$–	$685,988
and Treasurer, since December 2017	2018	$135,000	$–	$152,000	$–	$–	$–	$–	$287,000

Gregory A. Gould (3)
Chief Financial Officer	2019	$–	$–	$–	$–	$–	$–	$–	$–
	2018	$96,000	$–	$–	$–	$–	$–	$–	$96,000

(1)
Option awards are reported at fair value at the date of grant. See Item 15 of Part IV, “Notes to the Financial Statements — Note 9 — Fair Value Considerations .”

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

 Grants of Plan-Based Awards

The following table sets forth certain information regarding grants of plan-based awards to the Named Executive Officers during the year ended June 30, 2019:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Base Price of Stock Awards ($/Share)	Grant Date Fair Value of Stock Awards ($)(1)

Named Executive Officers
Joshua R. Disbrow	10/24/2018	445,500	$1.30	$578,705
Jarrett T. Disbrow	10/24/2018	337,500	$1.30	$438,413
David A. Green	10/24/2018	262,500	$1.30	$340,988

(1)
The amounts reported in this column represent the aggregate grant date fair value computed in accordance with FASB ASC 718, excluding the effect of any estimated forfeitures and may not correspond to the actual value that will be realized by the named executive officer.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table contains certain information concerning unexercised options for the Named Executive Officers as of June 30, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentie Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Named Executive Officers

Joshua R. Disbrow	125	–	–	$328.00	11/11/2025	453,475	$857,068	–	$–
Joshua R. Disbrow	100	50	–	$328.00	7/7/2026	–	$–	–	$–
Jarrett T. Disbrow	125	–	–	$328.00	11/11/2025	342,913	$648,106	–	$–
Jarrett T. Disbrow	100	50	–	$328.00	7/7/2026	–	$–	–	$–
David A. Green	–	–	–	$–		266,250	$503,213	–	$–
(1) Based on $1.89 per share which was the closing price of our common stock on NASDAQ on June 28, 2019, the last trading day of that fiscal year.

Employment Agreements

We entered into an employment agreement with Joshua Disbrow in connection with his employment as our Chief Executive Officer. The agreement is for a term of 24 months beginning on April 16, 2015, subject to termination by us with or without Cause or as a result of officer’s disability, or by the officer with or without Good Reason (as defined below). Mr. Disbrow is entitled to receive $330,000 in annual salary, plus a discretionary performance bonus with a target of 125% of his base salary. Mr. Disbrow is also eligible to participate in the benefit plans maintained by us from time to time, subject to the terms and conditions of such plans. On April 15, 2019, we extended this agreement for another 24 months.

We entered into an employment agreement with Jarrett Disbrow, our Chief Operating Officer, in connection with his employment with us. The agreement is for a term of 24 months beginning on April 16, 2015, subject to termination by us with or without Cause or as a result of the officer’s disability, or by the officer with or without Good Reason (as defined below). Mr. Disbrow is entitled to receive $250,000 in annual salary, plus a discretionary performance bonus with a target of 125% of his base salary. Mr. Disbrow is also eligible to participate in the benefit plans maintained by us from time to time, subject to the terms and conditions of such plans. On April 15, 2019, we extended this agreement for another 24 months.

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

Our only obligation to Joshua Disbrow and Jarrett Disbrow had a Change in Control occurred as of June 30, 2019, would be the acceleration of the vesting of all options held by them at that date. On June 30, 2019, the closing price of our common stock was below the exercise price for all of the options held by Joshua Disbrow and Jarrett Disbrow and therefore there would have been no economic benefit to them upon the acceleration of vesting of those options.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our common stock as of August 31, 2019 for:

●
each beneficial owner of more than 5% of our outstanding common stock;

●
each of our director and named executive officers; and

●
all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common stock that can be acquired within 60 days of August 31, 2019. The percentage ownership information shown in the table is based upon 17,688,071 shares of common stock outstanding as of August 31, 2019.

Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are immediately exercisable or exercisable within 60 days of August 31, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The information in the tables below are based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Aytu BioScience, Inc., 373 Inverness Parkway, Suite 206, Englewood, Colorado 80112.

		Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders
Armistice Capital, LLC	(1)	16,504,008	57.06%

Directors and Named Officers
Disbrow, Joshua	(2)	492,830	2.81%
Disbrow, Jarrett	(3)	377,256	2.15%
Green, Dave	(4)	274,580	1.57%
Macaluso, Michael	(5)	202,843	1.16%
Dockery, Carl	(6)	154,795	*
Cantrell, Gary	(7)	152,878	*
Donofrio, John	(8)	152,701	*
Ketan Mehta	(9)	65,000	*
All directors and executive officers as a group (either persons)		1,872,833	10.65%

* Represents beneficial ownership of less than 1%.

(1)             Consists of (i) 3,12,064 shares, (ii) 2,000,000 shares indirectly held by Armistice Capital, (iii) 2,751,148 preferred shares, and (iv) 8,632,796 shares issuable upon the exercise of warrants.
(2)             Consists of (i) 16,573 shares, (ii) 453,475 restricted shares, (iii) 225 vested options to purchase shares of stock, and (iv) 22,557 shares issuable upon the exercise of warrants. Does not include 116 shares held by an irrevocable trust for estate planning in which Mr. Disbrow is a beneficiary. Mr. Disbrow does not have or share investment control over the shares held by the trust, Mr. Disbrow is not the trustee of the trust (nor is any member of Mr. Disbrow’s immediate family) and Mr. Disbrow does not have or share the power to revoke the trust. As such, under Rule 16a-8(b) and related rules, Mr. Disbrow does not have beneficial ownership over the shares purchased and held by the trust.
(3)             Consists of (i) 16,562 shares, (ii) 342,913 restricted shares, (iii) shares underlying 225 vested options to purchase shares of common stock and (iv) 17,556 shares issuable upon the exercise of warrants. Does not include 116 shares held by an irrevocable trust for estate planning in which Mr. Disbrow is a beneficiary. Mr. Disbrow does not have or share investment control over the shares held by the trust, Mr. Disbrow is not the trustee of the trust (nor is any member of Mr. Disbrow’s immediate family) and Mr. Disbrow does not have or share the power to revoke the trust. As such, under Rule 16a-8(b) and related rules, Mr. Disbrow does not have beneficial ownership over the shares purchased and held by the trust.
(4)             Consists of (i) 5,000 shares, (ii) 266,250 restricted shares, (iii) 3,330 shares issuable upon the exercise of warrants.
(5)             Consists of (i) 75 shares, (ii) 202,663 restricted shares, and (iii) vested options to purchase 105 shares of common stock.
(6)             Consists of (i) 152,663 restricted shares, (ii) shares underlying vested options to purchase 38 shares of common stock, and (iii) 2,094 shares held by Alpha Venture Capital Partners, L.P Mr. Dockery is the President of the general partner of Alpha Venture Capital Partners, L.P. and therefore may be deemed to beneficially own the shares beneficially owned by Alpha Venture Capital Partners, L.P.
(7)             Consists of (i) 152,663 restricted shares, (ii) 177 shares, and (iii) vested options to purchase 38 shares of common stock.
(8)             Consists of (i) 152,663 restricted shares, and (ii) vested options to purchase 38 shares of common stock.
(9)             Consists of restricted stock

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

Armistice

In February 2019, the Company waived its right to disallow Armistice from holding more than 4.99% of Aytu common stock and agreed to allow Armistice to hold up to 40% of the outstanding shares of our common stock. Also, in February 2019, Armistice converted 1.9 million shares of Series C preferred stock into Aytu common stock, resulting in Armistice holding more than 10% of the Company’s common stock. The Company also had a promissory note to Armistice with a face value of $5.0 million, which was subsequently exchanged for a combination of common stock, preferred stock and warrants. Therefore, Armistice is now considered an affiliate of the Company.

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

Six of our seven directors are independent under the definition of NASDAQ. Josh Disbrow is not independent under either definition due to being an executive officer of our Company.

Item 14.
Principal Accountant Fees and Services

Plante Moran, PLLC, or Plante Moran, (formerly known as EKS&H LLLP) has served as our independent auditor since April 2015 and has been appointed by our Board of Directors to continue as our independent auditor for the fiscal year ending June 30, 2019.

The following table presents aggregate fees for professional services rendered by our independent registered public accounting firm, Plante Moran, for the audit of our annual financial statements for the respective periods.

	Year Ended June 30,
	2019	2018
Audit fees (1)	$154,000	$223,000
Audit related fees (2)	55,000	52,000
Tax fees (3)	–	–
Total fees	$209,000	$275,000

(1)
Audit fees are comprised of annual audit fees and quarterly review fees. In 2018 we also completed a full audit of Nuelle upon the acquisition.

(2)
Audit-related fees for both fiscal year 2019 and 2018 were comprised of fees related to registration statements, including for our August 2017 private offering, S-3 filing, our March 2018 public offering, and October 2018 public offering, respectively.

(3)
Tax fees are comprised of tax compliance, preparation and consultation fees.

PART IV

Item 15.
Exhibits and Consolidated Financial Statement Schedules

(a)(1)
Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to Financial Statements found on page F-1.

●
Reports of Independent Registered Public Accounting Firm

●
Consolidated Balance Sheets as of June 30, 2019 and 2018

●
Consolidated Statements of Operations for the years ended June 30, 2019 and 2018

●
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended June 30, 2019 and 2018

●
Consolidated Statements of Cash Flows for the years ended June 30, 2019 and 2018

●
Consolidated Notes to the Financial Statements

(a)(2)
Financial Statement Schedules

Not Applicable.

(a)(3)
Exhibits

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

3.1	Certificate of Incorporation effective June 3, 2015	8-K	6/09/15	3.1

3.2	Certificate of Amendment of Certificate of Incorporation effective June 1, 2016	8-K	6/02/16	3.1

3.3	Certificate of Amendment of Certificate of Incorporation, effective June 30, 2016	8-K	7/01/16	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on August 11, 2017	8-K	8/16/17	3.1

3.5	Certificate of Amendment of Certificate of Incorporation, effective August 25, 2017	8-K	8/29/17	3.1

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed on March 2, 2018	S-1/A	2/27/18	3.6

3.7	Certificate of Amendment to the Restated of Certificate of Incorporation, effective August 10, 2018	8-K	8/10/18	3.1

3.8	Amended and Restated Bylaws	8-K	6/09/15	3.2

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock,	10-Q	2/7/19	10.4

4.1	Form of Placement Agent Warrant issued in 2015 Convertible Note Financing	8-K	7/24/15	4.2

4.2	Warrant Agent Agreement, dated May 6, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC	8-K	5/6/16	4.1

4.3	First Amendment to May 6, 2016 Warrant Agent Agreement between Aytu BioScience, Inc. and VStock Transfer LLC	S-1	9/21/16	4.5

4.4	Warrant Agent Agreement, dated November 2, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC	8-K	11/2/16	4.1

4.5	Form of Amended and Restated Underwriters’ Warrant (May 2016 Financing)	8-K	3/1/17	4.1

4.6	Form of Amended and Restated Underwriters’ Warrant (October 2016 Financing)	8-K	3/1/17	4.2

4.7	Form of Common Stock Purchase Warrant issued on August 15, 2017	8-K	8/16/17	4.1

4.8	Form of Common Stock Purchase Warrant for March 2018 Offering	S-1	2/27/18	4.8

10.2#	Asset Purchase Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Valeant International (Barbados) SRL, effective as of December 2, 2011	8-K/A	6/08/15	10.4

10.3#	Manufacturing and Supply Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Ethypharm S.A., dated September 10, 2012	8-K/A	6/08/15	10.5

10.4	License, Development and Commercialization Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Daewoong Pharmaceuticals Co., Ltd., effective as of August 23, 2011				X

10.5#	Distribution Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and FBM Industria Farmaceutica, Ltda., dated as of March 1, 2012	8-K/A	6/08/15	10.7

10.6#	Distribution and License Agreement between the Registrant (as assigned to it by Ampio/Vyrix) and Endo Ventures Limited, dated April 9, 2014	8-K/A	6/08/15	10.8

10.7#	Sponsored Research Agreement between the Registrant (as assigned to it by Ampio/Luoxis) and Trauma Research LLC, dated September 1, 2009	8-K/A	6/08/15	10.9

10.8#	Addendum No. 4 to Sponsored Research Agreement between the Registrant (as assigned to it by Ampio/Luoxis) and Trauma Research LLC, dated March 17, 2014	8-K	5/27/15	10.14

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

10.9	Promissory Note issued by Ampio to the Registrant on April 16, 2015	8-K	4/22/15	10.11

10.10	Subscription Agreement between the Registrant and Ampio, dated April 16, 2015	8-K	4/22/15	10.12

10.11	Voting Agreement between the Registrant and Ampio, dated April 21, 2015				X

10.12	Asset Purchase Agreement between Jazz Pharmaceuticals, Inc. and Rosewind Corporation, dated May 20, 2015	8-K	5/27/15	10.14

10.13	Form of Note Purchase Agreement for 2015 Convertible Note Financing	8-K	7/24/15	10.1

10.14	Asset Purchase Agreement, dated October 5, 2015, between Aytu BioScience, Inc. and FSC Laboratories, Inc.	8-K	10/07/15	10.18

10.15	Master Services Agreement between Biovest International, Inc. and Aytu BioScience, Inc., entered into on October 8, 2015, and effective October 5, 2015	8-K	10/13/15	10.19

10.16	Form of Subscription Agreement for January 2016 common stock purchases	8-K	1/20/16	10.1

10.17	License and Supply Agreement between the Registrant and Acerus Pharmaceuticals Corporation, dated April 22, 2016	8-K	4/25/16	10.1

10.18	Subscription Agreement between the Registrant and Acerus Pharmaceuticals Corporation, dated April 22, 2016	8-K	4/25/16	10.2

10.19	First Amendment, dated May 15, 2016, to Employment Agreement dated September 16, 2015 between Aytu BioScience, Inc. and Jonathan McGrael	8-K	5/16/16	10.1

10.20	Purchase Agreement, dated July 27, 2016, by and between Aytu BioScience, Inc. and Lincoln Park Capital Fund, LLC	8-K	7/28/16	10.1

10.21	Registration Rights Agreement dated July 27, 2016, by and between Aytu BioScience, Inc. and Lincoln Park Capital Fund, LLC	8-K	7/28/16	10.2

10.22†	Employment Agreement, effective as of April 16, 2017, between Aytu BioScience, Inc. and Joshua R. Disbrow	8-K	4/18/17	10.1

10.23†	Employment Agreement, effective as of April 16, 2017, between Aytu BioScience, Inc. and Jarrett T. Disbrow	8-K	4/18/17	10.2

10.24	Asset Purchase Agreement, dated March 31, 2017, between Allegis Holdings, LLC and Aytu BioScience, Inc.	10-Q	5/11/17	10.1

10.25#	Merger Agreement, dated May 3, 2017, between Nuelle, Inc. and Aytu BioScience, Inc.	10-K	8/31/2017	10.25

10.26†	Employment Agreement, effective as of June, 2017, between Aytu BioScience, Inc. and Gregory A. Gould.	8-K	6/19/17	10.1

10.27†	2015 Stock Option and Incentive Plan, as amended on July 26, 2017.	8-K	7/27/17	10.1

10.28	Securities Purchase Agreement, dated August 11, 2017, between Aytu BioScience, Inc. and the investors named therein.	8-K	8/16/17	10.1

10.29	Registration Rights Agreement, dated August 11, 2017, between Aytu BioScience, Inc. and the investors named therein.	8-K	8/16/17	10.2

10.30	Warrant Exercise Agreement dated March 23, 2018	8-K	3/28/18	10.1

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

10.31	Amended and Restated Exclusive License Agreement, dated June 11, 2018, between Aytu BioScience, Inc. and Magna Pharmaceuticals, Inc.				X

10.32	Promissory Note, dated November 29, 2018, between Aytu BioScience, Inc. and Armistice Capital Master Fund Ltd	8-K	11/29/18	10.1

10.33	Waiver of Blocker	10-Q	2/7/19	10.6

10.34	Common Stock Purchase Warrant	10-Q	2/7/19	10.5

10.35	Exchange Agreement, dated February 5, 2019	10-Q	2/7/19	10.3

10.36	License, Development,Manufacturing and Supply Agreement, dated November 2, 2018	10-Q	2/7/19	10.2

10.37	Amendment No.1 to Securities Purchase Agreement	8-K	4/26/19	10.1

10.38	Independent Contractor Services Agreement	8-K	5/2/19	10.1

10.39	Second Amendment to Lease Agreement, dated April 4, 2019	10-Q	5/14/19	10.3

10.40	Empolyment Agreement with Jarret T. Disbrow, dated April 16, 2019	10-Q	5/14/19	10.2

10.41	Employment Agreement with Joshua R. Disbrow, dated April 16, 2019	10-Q	5/14/19	10.1

10.42	Amended and restated License and Supply Agreement with Acerus Pharmaceuticals, dated July 29, 2019	8-K	8/2/19	10.1

23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm.				X

23.2	Consent of EKS&H LLLP, Independent Registered Public Accounting Firm.				X

31.1	Certificate of the Chief Executive Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

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

AYTU BIOSCIENCE, INC.

Date: September 26, 2019	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on September 6, 2019.

Signature	Title

/s/ Joshua R. Disbrow	Chairman and Chief Executive Officer (Principal Executive Officer)
Joshua R. Disbrow

/s/ David A. Green	Chief Financial Officer (Principal Financial and Accounting Officer)
David A. Green

/s/ Michael Macaluso	Director
Michael Macaluso

/s/ Carl Dockery	Director
Carl Dockery

/s/ John Donofrio Jr.	Director
John Donofrio Jr.

/s/ Gary Cantrell	Director
Gary Cantrell

/s/ Steven Boyd	Director
Steven Boyd

/s/ Ketan Mehta	Director
Ketan Mehta

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
AYTU BIOSCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Aytu Bioscience, Inc.
Englewood, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aytu BioScience, Inc (the “Company”) as of June 30, 2019, the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a provides a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective adoption method on July 1, 2018.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2015.

Denver, CO
September 26, 2019

Report of Independent Public Accounting Firm

To the Stockholders and Board of Directors
Aytu BioSciences, Inc
Englewood, Colorado

OPINIONS ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Aytu BioScience, Inc. (the “Company”) as of June 30, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

September 6, 2018
Denver, Colorado

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,
	2019	2018

Assets
Current assets
Cash and cash equivalents	$11,044,227	$7,012,527
Restricted cash	250,000	100,000
Accounts receivable, net	1,740,787	578,782
Inventory, net	1,440,069	1,338,973
Prepaid expenses and other	957,781	440,009
Total current assets	15,432,864	9,470,291

Fixed assets, net	203,733	218,684
Licensed assets, net	18,861,983	11,120,086
Patents, net	220,611	245,944
Deposits	2,200	5,088
Total long-term assets	19,288,527	11,589,802

Total assets	$34,721,391	$21,060,093

Liabilities
Current liabilities
Accounts payable and other	$2,297,270	$2,119,672
Accrued liabilities	1,147,740	185,882
Accrued compensation	849,498	540,674
Current deferred rent	–	1,450
Current contingent consideration	1,078,068	547,100
Total current liabilities	5,372,576	3,394,778

Long-term contingent consideration	22,247,796	4,146,829
Warrant derivative liability	13,201	93,981
Total liabilities	27,633,573	7,635,588

Commitments and contingencies (Note 16)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 3,594,981 and 0, respectively as of June 30, 2019 and 2018	359	–
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 17,538,071 and 1,794,762, respectively as of June 30, 2019 and 2018	1,754	179
Additional paid-in capital	113,475,205	92,681,918
Accumulated deficit	(106,389,500)	(79,257,592)
Total stockholders' equity	7,087,818	13,424,505

Total liabilities and stockholders' equity	$34,721,391	$21,060,093

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Year Ended June 30,
	2019	2018

Revenues
Product revenue, net	$7,314,581	$3,660,120
License revenue, net	5,776	–
Total product revenue	7,320,357	3,660,120

Operating expenses
Cost of sales	2,202,041	2,050,544
Research and development	589,072	167,595
Selling, general and administrative	18,887,783	17,732,490
Selling, general and administrative - related party (Note 14)	351,843	–
Impairment of intangible assets	–	1,856,020
Amortization of intangible assets	2,136,255	1,553,705
Total operating expenses	24,166,994	23,360,354

Loss from operations	(16,846,637)	(19,700,234)

Other (expense) income
Other (expense), net	(535,500)	(749,423)
(Loss) / gain from change in fair value of contingent consideration	(9,830,550)	6,277,873
Gain from warrant derivative liability	80,779	3,983,921
Total other (expense) income	(10,285,271)	9,512,371

Net loss	$(27,131,908)	$(10,187,863)

Weighted average number of
common shares outstanding	7,794,489	665,605

Basic and diluted net loss
per common share	$(3.48)	$(15.31)

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity (Deficit)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

BALANCE - June 30, 2017	–	$–	41,244	$4	$73,069,541	$(69,069,729)	$3,999,816

Stock-based compensation	–	–	38,350	4	596,930	–	596,934
Earn-out payment to Nuelle shareholders	–	–	3,208	–	250,000	–	250,000
Issuance of preferred and common stock, net of
$1,402,831 in cash issuance costs	113	1	159,834	16	6,319,150	–	6,319,167
Issuance of preferred and common stock, net of
$1,294,235 in cash issuance costs	161	1	1,076,000	108	9,166,316	–	9,166,425
Warrants issued in connection with registered offering	–	–	–	–	2,439,360	–	2,439,360
Preferred stock converted in common stock	(274)	(2)	394,839	39	(37)	–	-
S-3 registered offering cost	–	–	–	–	(60,450)	–	(60,450)
Warrant exercises	–	–	80,750	8	677,092	–	677,100
Issuance of warrants	–	–	–	–	179,287	–	179,287
Warrant amendments	–	–	–	–	4,633	–	4,633
Warrant exercise of derivative warrants	–	–	–	–	40,096	–	40,096
Adjustment for rounding of shares due to stock split	–	–	537	–	–	–	–
Net loss	–	–	–	–	–	(10,187,863)	(10,187,863)

BALANCE - June 30, 2018	–	$–	1,794,762	$179	$92,681,918	$(79,257,592)	$13,424,505

Stock-based compensation	–	$–	2,681,422	$270	$1,021,931	$–	$1,022,201
Common stock issued to employee	–	–	9,000	1	11,689	–	11,690
Issuance of preferred, common stock and warrants, net of $1,479,963 in cash issuance costs	8,342,993	834	1,777,007	178	11,810,373	–	11,811,385
Warrants issued in connection with the registered offering	–	–	–	–	1,827,628	–	1,827,628
Warrants issued in connection with the registered offering to the placement agents, non-cash issuance costs	–	–	–	–	61,024	–	61,024
Preferred stock converted into common stock	(7,899,160)	(790)	7,899,160	789	1	–	–
Issuance of preferred stock	400,000	40	–	–	519,560	–	519,600
Issuance of preferred, common stock related to debt conversion	2,751,148	275	3,120,064	312	4,666,897	–	4,667,484
Warrants issued in connection with debt conversion	–	–	–	–	499,183	–	499,183
Warrants exercised	–	–	250,007	25	375,001	–	375,026
Rounding from reverse stock split	–	–	6,649	–	–	–	–
Net loss	–	–	–	–	–	(27,131,908)	(27,131,908)

BALANCE - June 30, 2019	3,594,981	$359	17,538,071	$1,754	$113,475,205	$(106,389,500)	$7,087,818

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2019	2018

Operating Activities
Net loss	$(27,131,908)	$(10,187,863)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	2,727,067	2,591,270
Impairment of intangible assets	–	1,856,020
Stock-based compensation expense	1,022,202	596,934
Loss / (gain) from change in fair value of contingent consideration	9,830,550	(6,277,873)
Warrants issuance and amendments	–	183,920
Issuance of common stock to employee	11,690	–
Derivative income	(80,779)	(3,983,921)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,162,005)	(50,743)
(Increase) decrease in inventory	(101,096)	(26,752)
(Increase) in prepaid expenses and other	(517,772)	(129,249)
Increase / (decrease) in accounts payable and other	134,775	(109,707)
Increase / (decrease) in accrued liabilities	961,858	(596,654)
Increase in accrued compensation	308,824	200,970
Increase in interest payable - related party	166,667	–
(Decrease) in deferred rent	(1,450)	(6,674)
Net cash used in operating activities	(13,831,377)	(15,940,322)

Investing Activities
Deposit	2,888	(2,200)
Purchases of fixed assets	(59,848)	(74,707)
Contingent consideration payment	(505,025)	(7,385)
Purchase of assetsÏ	(500,000)	(400,000)
Net cash used in investing activities	(1,061,985)	(484,292)

Financing Activities
Issuance of preferred, common stock and warrants	15,180,000	11,839,995
Issuance costs related to preferred, common stock and warrants	(1,479,964)	(1,402,831)
Issuance of preferred, common stock and warrants	–	12,900,020
Issuance costs related to preferred, common stock and warrants	–	(1,294,235)
Warrant exercises	375,026	677,100
S-3 registered offering cost	–	(60,450)
Proceeds of debt - related party	5,000,000	–
Net cash provided by financing activities	19,075,062	22,659,599

Net change in cash, restricted cash and cash equivalents	4,181,700	6,234,985
Cash,restricted cash and cash equivalents at beginning of period	7,112,527	877,542
Cash,restricted cash and cash equivalents at end of period	$11,294,227	$7,112,527

Supplemental disclosures of cash and non-cash investing and financing transactions
Warrants issued to investors and underwriters (see Note 13)	$1,888,652	$4,117,997
Warrant exercise of derivative warrants	–	40,096
Contingent consideration included in accounts payable	42,821	8,980
Earn-out payment to Nuelle Shareholders	–	250,000
Purchase of asset included in contingent consideration	–	293,216
Contingent consideration related to product acquisition (Note 4)	8,833,219	2,553,169
Issuance of preferred stock related to purchase of assets	519,600	–
Conversion of debt to equity	5,166,667	–

There was no cash paid for interest for the years ended

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Notes to the Financial Statements

1. Nature of Business and Financial Condition

Nature of Business. Aytu BioScience, Inc. (“Aytu”, or the “Company”, which, unless otherwise indicated, refers to Aytu, Inc. and its subsidiaries) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a specialty pharmaceutical company focused on global commercialization of novel products addressing significant medical needs such as hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, and male infertility and plans to expand opportunistically into other therapeutic areas.

The Company is currently focused on commercialization of four products, (i) Natesto®, a testosterone replacement therapy, or TRT, (ii) Tuzistra® XR, a codeine–based antitussive, (iii) ZolpiMistTM, a short-term insomnia treatment and (iv), MiOXSYS®, a novel in vitro diagnostic system for male infertility assessment. In the future the Company will look to acquire additional commercial-stage or near-market products, including existing products we believe can offer distinct commercial advantages. The management team’s prior experience has involved identifying both clinical-stage and commercial-stage assets that can be launched or re-launched to increase value, with a focused commercial infrastructure specializing in novel, niche products.

Financial Condition. The Company’s operations have historically consumed cash and are expected to continue to require cash, but at a declining rate. Revenues have increased 100% and 14% for each of the years ended June 30, 2019 and 2018, respectively, and is expected to continue to increase, allowing the Company to rely less on its existing cash and cash equivalents, and proceeds from financing transactions. Despite increased revenue, cash used in operations during fiscal year 2019 was $13.8 million compared to $16.0 million in 2018, due to the Company completing the build-out of the Company’s commercial infrastructure in 2019.

As of the date of this Report, the Company expects its commercial costs to remain approximately flat or to increase modestly as the Company continues to focus on revenue growth. The Company’s current asset position of $34.8 million plus the proceeds expected from ongoing product sales will be used to fund operations. The Company will access the capital markets to fund operations if and when needed, and to the extent it becomes probable that existing cash and cash equivalents, and other current assets may become exhausted. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms that the Company considers to be favorable to the Company and its stockholders, or at all. However, the Company has been successful in accessing the capital markets in the past and is confident in its ability to access the capital markets again, if needed. Since the Company does not have sufficient cash and cash equivalents on-hand as of June 30, 2019, to cover potential net cash outflows for the twelve months following the filing date of this Annual Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) requires the Company to report that there exists an indication of substantial doubt about its ability to continue as a going concern.

If the Company is unable to raise adequate capital in the future when it is required, the Company can adjust its operating plans to reduce the magnitude of the capital need under its existing operating plan. Some of the adjustments that could be made include delays of and reductions to product support programs, reductions in headcount, narrowing the scope of one or more of the Company’s commercialization programs, or reductions to its research and development programs. Without sufficient operating capital, the Company could be required to relinquish rights to product candidates on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect the Company’s balance sheet and operating results.

The Company has incurred accumulated net losses since inception, and at June 30, 2019, we had an accumulated deficit of $106.4 million. Our net loss increased to $27.1 million from $10.2 million for fiscal 2019 and 2018, respectively. The Company used $13.8 million and $16.0 million in cash from operations during fiscal 2019 and 2018.

Reverse Stock Split. The Company’s common stock began trading on the Nasdaq Capital Market on October 20, 2017. On August 13, 2018, we effected a reverse stock split of the outstanding shares of our common stock by a ratio of one-for-twenty (the “Reverse Stock Split”). Unless otherwise indicated, all share amounts, per share data, share prices, exercise prices and conversion rates set forth herein have, where applicable, been adjusted retroactively to reflect the Reverse Stock Split.

2. Summary of Significant Accounting Policies

Principals of Consolidation. These consolidated financial statements include the accounts of Aytu and its wholly-owned subsidiary, Aytu Women’s Health. All material intercompany transactions and balances have been eliminated.

Basis of Presentation. The audited consolidated financial statements include the operations of Aytu and its wholly-owned subsidiary, Aytu Women’s Health, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Use of Estimates. The preparation of financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include valuation allowances, stock-based compensation, warrant valuation, purchase price allocation, valuation of contingent consideration, sales returns and allowances, useful lives of fixed assets, collectability of accounts receivable, and assumptions in evaluating impairment of definite and indefinite lived assets. Actual results could differ from these estimates.

Cash, Cash Equivalents and Restricted Cash. Aytu considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consist primarily of amounts held in certificate of deposit investments to maintain certain credit amount for Aytu's business credit cards. Aytu’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of the financial institutions with which it invests. Periodically, throughout the year, and as of June 30, 2019, Aytu has maintained balances in excess of federally insured limits.

Accounts Receivable. Accounts receivable are recorded at their estimated net realizable value. Aytu evaluates collectability of accounts receivable on a quarterly basis and records a reserve, accordingly. The Company did not recognize a reserve as of June 30, 2019 and 2018, respectively.

Inventories. Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories in order to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. Inventory for our abandoned products was written down during fiscal 2018. Therefore, we currently have no reserve for slow moving inventory as of June 30, 2019 and 2018, respectively.

Fixed Assets. Fixed assets are recorded at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the term of the lease agreement or the service lives of the improvements, whichever is shorter. The Company begins depreciating assets when they placed into service. Maintenance and repairs are expenses as incurred.

Fair Value of Financial Instruments. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their fair value due to their short maturities. The fair value of acquisition-related contingent consideration is based on estimated discounted future cash flows and assessment of the probability of occurrence of potential future events.

Aytu accounts for liability warrants by recording the fair value of each instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of the financial instruments was calculated using a lattice valuation model. Changes in the fair value in subsequent periods was recorded as derivative income or expense for the warrants. The fair value of the warrants issued to the placement agents in connection with the registered offering were valued using the lattice valuation methodology. Changes in the fair value in subsequent periods were recorded to derivative income.

Revenue Recognition. The Company generates revenue from product sales and license sales. The Company recognizes revenue when all of the following criteria are satisfied: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when, or as the Company satisfies each performance obligation.

Product sales consist of sales of the Company’s four products: (i) Natesto, (ii) Tuzistra XR, (iii) ZolpiMist, and (iv), MiOXSYS. Products are generally shipped “free-on-board” destination. Collectibility of revenue is reasonably assured based on historical evidence of collectibility between the Company and its customers, or for new customers, upon review of customer financial condition and credit history. Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Provision balances related to estimated amounts payable to direct customers are netted against accounts receivable from such customers. Balances related to indirect customers are included in accounts payable and accrued liabilities. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience and specific known market events and trends.

License sales consist of amounts generated from the Company’s sublicense agreement to a third-party for certain of its patented products. Revenue is recognized when earned, based on sales of products under the specified sub-license agreement.

Customer Concentrations. The following customers contributed greater than 10% of the Company's gross revenue during the year ended June 30, 2019 and 2018, respectively. The customers, sometimes referred to as partners or customers, are large wholesale distributors that resell our products to retailers. As of June 30, 2019, four customers accounted for 87% of gross revenue. The revenue from these customers as a percentage of gross revenue was as follows:

	Year Ended June 30,
	2019	2018
Customer A	19%	32%
Customer C	26%	30%
Customer B	20%	19%
Customer D	22%	0%

The loss of one or more of the Company's significant partners or collaborators could have a material adverse effect on its business, operating results or financial condition.

We are also subject to credit risk from our accounts receivable related to our product sales. Historically, we have not experienced significant credit losses on our accounts receivable and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse effect on our financial position, liquidity or results of operations. As of June 30, 2019, four customers accounted for 88% of gross accounts receivable. As of June 30, 2018, four customers accounted for 93% of gross accounts receivable.

	Year Ended June 30,
	2019	2018
Customer A	9%	27%
Customer B	20%	19%
Customer C	36%	35%
Customer E	23%	0%
Other	0%	12%

Estimated Sales Returns and Allowances. Aytu records estimated reductions in revenue for potential returns of products by customers. As a result, the Company must make estimates of potential future product returns and other allowances related to current period product revenue. In making such estimates, the Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products. If the Company were to make different judgments or utilize different estimates, material differences in the amount of the Company’s reported revenue could result. As of June 30, 2019 and 2018, the Company accrued $99,000 and $17,000, respectively, in our estimated returns allowance. Estimates of potential returns and allowances are recorded each quarter for the difference between estimates and actual results that become available.

Costs of Goods Sold. Costs of goods sold consists primarily of the direct costs of the Company’s products acquired from third-party manufacturers as well as certain royalties owed on certain of the Company’s products. Shipping and handling costs are also included in costs of goods sold for all periods presented.

Stock-Based Compensation. Aytu accounts for stock-based payments by recognizing compensation expense based upon the estimated fair value of the awards on the date of grant over the period of service. Stock option grants are valued on the grant date using the Black-Scholes option pricing model and recognizes compensation costs ratably over the period of service using the graded method. Restricted stock grants are valued based on the estimated grant date fair value of the Company’s common stock, and recognized ratable over the requisite service period. Forfeitures are adjusted for as they occur.

Research and Development. Research and development costs are expensed as incurred with expenses recorded in the respective period.

Patents. Costs of establishing patents, consisting of legal and filing fees paid to third parties, are expensed as incurred. The cost of the Luoxis patents; which relates to the RedoxSYS and MiOXSYS products; were $380,000 when they were acquired in connection with the 2013 formation of Luoxis and are being amortized over the remaining U.S. patent lives of approximately 15 years, which expires in March 2028.

Impairment of Long-lived Assets. The Company assesses impairment of its long-lived assets when events or changes in circumstances indicates that their carrying value amount may not be recoverable. The Company’s long-lived assets consist of (i) fixed assets, net, (ii) licensed assets, net, and (ii) patents, net. Circumstances which could trigger a review include, but are not limited to: (i) significant decreases in the market price of the asset; significant adverse changes in the business climate or legal or regulatory factors; or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

The Company evaluated its long-lived assets for impairment as of June 30, 2019 and 2018 respectively, and there was $0 and $1.9 million of impairment recorded.

Income Taxes. Deferred tax assets and liabilities are recognized based on the difference between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using currently enacted tax rates in effect in the years in which those temporary differences are expected to reverse. Deferred tax assets should be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2019 and 2018, respectively, the Company had recorded a valuation allowance against its deferred tax assets of $23.3 million $16.7 million, respectively.

Net Loss Per Common Share. Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of Aytu. Basic and diluted loss per share was the same in 2019 and 2018, they were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

The following table sets-forth securities that could be potentially dilutive, but as of the years ended June 30, 2019 and 2018 are anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		Year Ended June 30,
		2019	2018
Warrants to purchase common stock - liability classified	(Note 13)	240,755	240,755
Warrant to purchase common stock - equity classified	(Note 13)	16,218,908	1,641,906
Employee stock options	(Note 12)	1,607	1,798
Employee unvested restricted stock	(Note 12)	2,347,754	38,740
Convertible preferred stock	(Note 11)	3,594,981	–
		22,404,005	1,923,199

Adoption of New Accounting Pronouncements

Revenue from Contracts with Customers (“ASU 2014-09”). In May 2014, the FASB issued ASU 2014-09, Topic 606, Revenue from Contracts with Customers ("ASC 606"). The amendments in this ASU provide a single model for use in accounting for revenue arising from contracts with customers and supersedes prior revenue recognition guidance, including industry-specific revenue guidance. The core principle of the new ASU is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. ASC 606 and Topic 340-40 Contracts with Customers, also require the deferral of incremental costs of obtaining contracts with customers and subsequent amortization of those costs of the period of anticipated benefit.

Effective July 1, 2018, the Company adopted ASC 606 through the modified retrospective method and did not result in a cumulative adjustment to retained earnings or accumulated deficit as of the adoption date. This is due to the fact that the impact of adopting the new standard is not significant as it relates to historical revenues, future revenues, or accounting for incremental costs of obtaining contracts with our customers.

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

As mentioned above, the modified retrospective method of transition did not result in a cumulative adjustment as of July 1, 2018. The Company did not utilize either the (i) significant financing component practical expedient, or the (ii) contract cost practical expedient, as these did not apply to the Company's contracts, and there was no impact to the financial statements. Additionally, no other line items in the statement of operations or the balance sheet reflect any changes due to the adoption of the new standard. Adoption of the standards related to revenue recognition had no impact to cash from or used in operating, financing, or investing on our consolidated cash flows statement.

Recent Accounting Pronouncements

Fair Value Measurements (“ASU 2018-03”). In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

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

Financial Instruments – Credit Losses (“ASU 2016-03”). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements but does not anticipate there to be a material impact.

Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 – Topic 842 Leases. ASU 2016-02 requires that most leases be recognized on the financial statements, specifically the recognition of right-to-use assets and related lease liabilities, and enhanced disclosures about leasing arrangements. The objective is to provide improved transparency and comparability among organizations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires using the modified retrospective transition method and apply ASU 2016-02 either at (i) latter of the earliest comparative period presented in the financial statements or commencement date of the lease, or (ii) the beginning of the period of adoption. The Company has elected to apply the standard at the beginning period of adoption, July 1, 2019 with a cumulative adjustment to retained earnings, if any, as opposed to retrospectively adjusting prior periods presented in the financial statements.

Future minimum lease obligations for leases accounted for as operating leases at June 30, 2019 totaled approximately $0.3 million. While the Company has not yet completed its evaluation, it anticipates that the adoption of ASU 2016-02 will require the Company to recognize approximately $0.4 - $0.5 million of right-to-use assets and related lease liabilities related to the Company’s corporate office leases. The Company has not yet completed its determination whether leases qualify as (i) operating or (ii) financing under the new standard. The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease, and will continue to recognize rent expense on a straight-line basis. The impact from electing this scope exception is expected to be less than $0.1 million.

3. Revenues from Contracts with Customers

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

Revenues by Geographic location. The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

	Year Ended June 30,
	2019	2018
U.S.	$6,462,000	$3,213,000
International	858,000	447,000
Total net revenue	$7,320,000	$3,660,000

4. Product Licenses

The Company currently licenses three of its existing product offerings from third parties: (i) Natesto; (ii) ZolpiMist, and (ii) Tuzistra XR. Each of these license agreements are subject to terms and conditions specific to each agreement. The Company capitalized the acquisition cost of each license, which included a combination of both upfront considerations, as well as the estimated future contingent consideration estimated at the acquisition date.

License and Supply Agreement—Natesto.

In April 2016, Aytu entered into a license and supply agreement to acquire the exclusive U.S. rights to commercialize Natesto (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus. We acquired the rights effective upon the expiration of the former licensee’s rights, which occurred on June 30, 2016. The term of the license runs for the greater of eight years or until the expiry of the latest to expire patent, including claims covering Natesto or until the entry on the market of at least one AB-rated generic product.

In addition to the previously disclosed upfront payments made to Acerus, we agreed to make one-time, non-refundable milestone payments to Acerus within 45 days of the occurrence of certain agreed upon milestones. The maximum aggregate amount payable under such milestone payments is $37.5 million.

The fair value of the net identifiable Natesto asset acquired was determined to be $10.5 million, which is being amortized over eight years. The aggregate amortization expense for fiscal 2019 and fiscal 2018 was $1.3 million, respectively.

The estimated future amortization of Natesto after June 30, 2019 is as follows:

Year-Ended June 30,
2020	$1,319,000
2021	1,319,000
2022	1,319,000
2023	1,319,000
2024	1,318,000
$6,594,000

The contingent consideration was initially valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2019, the contingent consideration was revalued at $5.1 million using the same Monte Carlo simulation methodology. The contingent consideration accretion expense for fiscal 2019 and fiscal 2018 was $0.07 million, and $0.7 million respectively. As of June 30, 2019, no milestone payments have been made.

License and Supply Agreement—ZolpiMist

In June 2018, Aytu signed an exclusive license agreement for ZolpiMist™ (zolpidem tartrate oral spray) from Magna Pharmaceuticals, Inc., (“Magna”). This agreement allows for Aytu’s exclusive commercialization of ZolpiMist in the U.S. and Canada.

Aytu made an upfront payment of $0.4 million to Magna upon execution of the agreement. In July 2018, we paid an additional $0.3 million of which, $297,000 was included in current contingent consideration at June 30, 2018. We also agreed to make certain royalty payments to Magna which will be calculated as a percentage of ZolpiMist net sales and are payable within 45 days of the end of the quarter during which the applicable net sales occur.

 The ZolpiMist license agreement was valued at $3.2 million and will be amortized over the life of the license agreement up to seven years. The amortization expense for fiscal 2019 and fiscal 2018 was $0.5 million and $0.04 million, respectively.

 The estimated future amortization of ZolpiMist after June 30, 2019 is as follows:

Year Ended June 30,
2020	$464,000
2021	464,000
2022	464,000
2023	464,000
2024	464,000
Thereafter	424,000
$2,744,000

The contingent consideration, related to these royalty payments, was valued at $2.6 million using a Monte Carlo simulation, as of June 11, 2018. As of June 30, 2019, the contingent consideration was revalued at $2.3 million (Note 9). The contingent consideration accretion expense for fiscal 2019 and 2018 was $0.3 million and $0.02 million, respectively.

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

The Tris License Agreement was valued at $9.9 million and will be amortized over the life of the Tris License Agreement up to twenty years. The amortization expense for fiscal 2019 and 2018 was $0.3 million and $0, respectively. The estimated future amortization of Tuzistra after June 30, 2019 is as follows:

Year Ended June 30,
2020	$493,000
2021	493,000
2022	493,000
2023	493,000
2024	493,000
Thereafter	7,059,000
$9,524,000

  We also agreed to make certain quarterly royalty payments to TRIS which will be calculated as a percentage of our Tuzistra XR net sales, payable within 45 days of the end of the applicable quarter.

As of November 2, 2018, the contingent consideration, related to this asset, was valued at $8.8 million using a Monte Carlo simulation. As of June 30, 2019, the contingent consideration was revalued at $16.0 million. The contingent consideration accretion expense for fiscal 2019 and 2018 was $0.2 million, and $0, respectively (Note 9).

5. Inventories

          Inventory balances consist of the following:

	June 30,
	2019	2018
Raw materials	$117,000	$239,000
Finished goods	1,323,000	1,100,000
	$1,440,000	$1,339,000

There was no work-in-process inventory as of June 30, 2019 or 2018, respectively.

6. Fixed Assets

           Fixed assets consist of the following:

	Estimated	June 30,
	Useful Lives in years	2019	2018

Manufacturing equipment	2 - 5	$83,000	$213,000
Leasehold improvements	3	112,000	112,000
Office equipment, furniture and other	2 - 5	315,000	344,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(396,000)	(540,000)

Fixed assets, net		$204,000	$219,000

During the year ended June 30, 2019, the Company derecognized the fully impaired fixed assets related to the Fiera product line, which was discontinued during the year ended June 30, 2018.

Aytu recorded depreciation and amortization expense of $0.1 million and $0.3 million for the years ended June 30, 2019 and 2018, respectively.

7. Patents

Aytu recorded the amortization expense totaling $0.03 and $0.03 million for the years ended June 30, 2019 and 2018, respectively.

Patents consist of the following:

	June 30,
	2019	2018

Patents	$380,000	$380,000
Less accumulated amortization	(159,000)	(134,000)
Patents, net	$221,000	$246,000

Future amortization from the year ended June 30, 2019 is as follows:

Fiscal Year	Year Ended June 30,
2020	$25,000
2021	25,000
2022	25,000
2023	25,000
2024	25,000
Thereafter	96,000
$221,000

8. Accrued liabilities

Accrued liabilities consist of the following:

	June 30,
	2019	2018
Accrued accounting fee	$85,000	$71,000
Accrued legal-related fees	−	26,000
Accrued program liabilities	736,000	−
Accrued product-related fees	295,000	−
Customer overpayment	−	43,000
Other accrued liabilities*	32,000	46,000
Total accrued liabilities	$1,148,000	$186,000

* Other accrued liabilities consist of employee relocation expense, samples and consultants, none of which individually represent greater than five percent of total current liabilities.

9. Fair Value Considerations

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

Aytu’s assets and liabilities which are measured at fair value on a recurring basis are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Aytu’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. Aytu has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents Aytu’s financial liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and 2018, by level within the fair value hierarchy:

		Fair Value Measurements at June 30, 2019
	Fair Value at June 30, 2019	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)
Recurring:
Warrant derivative liability	$13,000	$–	$–	$13,000
Contingent consideration	23,326,000	–	–	23,326,000
	$23,339,000	$–	$–	$23,339,000

		Fair Value Measurements at June 30, 2018
	Fair Value at June 30, 2018	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)
Recurring:
Warrant derivative liability	$94,000	$–	$–	$94,000
Contingent consideration	4,694,000	–	–	4,694,000
	$4,788,000	$–	$–	$4,788,000

Warrant Derivative Liability. The warrant derivative liability was valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of Aytu common stock and various factors regarding the warrants, were as follows as of issuance and as of June 30, 2019:

	As of June 30, 2019	As of June 30, 2018	At Issuance
Warrant Derivative Liability
Volatility	163.2%	173.4%	188.0%
Equivalent term (years)	3.13	4.13	5.00
Risk-free interest rate	1.71%	2.69%	1.83%
Dividend yield	0.00%	0.00%	0.00%

The following table sets forth a reconciliation of changes in the warrant derivative liability for the period ended June 30, 2019:

Liability Classified Warrants

Balance as of June 30, 2017	$–
Warrant issuances	4,118,000
Warrant exercises	(40,000)
Change in fair value included in earnings	(3,984,000)
Balance as of June 30, 2018	$94,000
Change in fair value included in earnings	(81,000)
Balance as of June 30, 2019	$13,000

Contingent Consideration. We classify our contingent consideration liability in connection with the acquisition of Natesto, ZolpiMist, and Tuzistra XR within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. We estimate the fair value of our contingent consideration liability based on contractual payment obligations, discount rates, probabilities of payment, and expected future performance. Contingent payment amounts are discounted back to the current period using a discounted cash flow methodology. The following table sets forth a summary of changes in the contingent consideration for the period ended June 30, 2019:

Contingent Consideration

Balance as of June 30, 2016	$3,869,000
Increase due to purchase of assets	1,927,000
Increase due to accretion	306,000
Increase due to remeasurement	2,256,000
Decrease due to impairment	(710,000)
Balance as of June 30, 2017	$7,648,000
Increase due to purchase of assets	2,846,000
Increase due to accretion	801,000
Decrease due to contractual payment	(266,000)
Decrease due to remeasurement	(6,335,000)
Balance as of June 30, 2018	$4,694,000
Increase due to purchase of assets	8,833,000
Increase due to accretion	516,000
Decrease due to contractual payment	(548,000)
Increase due to remeasurement	9,831,000
Balance as of June 30, 2019	$23,326,000

  The contingent consideration was valued using the Monte-Carlo valuation methodology because that model embodies all of the relevant assumptions that address the features underlying these instruments. Contingent consideration is not actively traded and therefore classified as Level 3.
  Significant assumptions in valuing the contingent consideration were as follows as of June 30, 2019 and as of June 30, 2018:

	As of June 30, 2019	As of June 30, 2018
Natesto
Relevered Beta	0.83	0.99
Maket risk premium	5.50%	5.50%
Risk-free interest rate	3.50%	4.00%
Discount	10.20%	10.40%

	As of June 30, 2019	As of June 30, 2018
ZolpiMist
Relevered Beta	1.16	1.07
Maket risk premium	5.50%	5.00%
Risk-free interest rate	3.50%	3.50%
Discount	10.20%	10.40%

	As of June 30, 2019	At Issuance
Tuzistra XR
Relevered Beta	1.19	1.49
Maket risk premium	5.50%	5.00%
Risk-free interest rate	3.50%	3.50%
Discount	20.20%	20.40%

10. Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which Aytu is taxed (Federal and various states) differs from the income tax provision (benefit) in the Aytu financial statements. The following table reflects the reconciliation for the respective periods.

	June 30,
	2019		2018
Benefit at statutory rate	$(5,698,000)	-21.00%	$(2,807,000)	-12.47%
State income taxes, net of federal benefit	(1,077,000)	-3.97%	(585,000)	-2.60%
Stock based compensation	3,000	0.01%	22,000	0.10%
Contingent consideration	–	0.00%	(465,000)	-2.07%
Change in tax rate	12,000	0.04%	(31,000)	-0.14%
Remeasurement of deferred taxes	–	0.00%	6,648,000	29.54%
Effect of phased-in tax rate	–	0.00%	891,000	3.96%
Change in valuation allowance	6,584,000	24.27%	(2,745,000)	-12.20%
Derivative income	(16,000)	-0.06%	(1,029,000)	-4.57%
Other	192,000	0.72%	101,000	0.45%
Net income tax provision (benefit)	$–	0.00%	$–	0.00%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	June 30,
	2019	2018
Deferred tax assets (liabilities):
Accrued expenses	$234,000	$136,000
Net operating loss carry forward	18,085,000	14,458,000
Intangibles	3,377,000	651,000
Share-based compensation	1,210,000	1,044,000
Fixed assets	86,000	139,000
Capital loss carry forward	203,000	204,000
Contribution carry forward	31,000	29,000
Warrant liability	51,000	53,000
Inventory	25,000	4,000

Total deferred income tax assets	23,302,000	16,718,000
Less: Valuation allowance	(23,302,000)	(16,718,000)
Net deferred income tax assets	$–	$–

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities and tax planning strategies in making the assessment. A significant piece of objective negative evidence evaluated was the cumulative loss incurred since inception. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projection for future growth. On the basis of this evaluation the company has recorded a full valuation allowance on its deferred tax assets.

The Company has federal net operating losses of approximately $73.9 million and $59.3 million as of June 30, 2019 and June 30, 2018, respectively that, subject to limitation, may be available in future tax years to offset taxable income. Of the available federal net operating losses, approximately $31.4 million can be carried forward indefinitely while the balance will begin to expire in 2031. The Company has state net operating losses of approximately $63.9 million and $50.3 million as of June 30, 2019 and June 30, 2018, respectively that, subject to limitation, may be available in future tax years to offset taxable income. The available state net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2025 through 2038. Under the provisions of the Internal Revenue Code, substantial changes in the Company's ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years. Net operating loss carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

As of June 30, 2019 and 2018, the Company has no liability for gross unrecognized tax benefits or related interest and penalties. Aytu has made its best estimates of certain income tax amounts included in the financial statements. Application of the Company’s accounting policies and estimates, however, involves the exercise of judgement and use of assumptions as to future uncertainties and, as a result, could differ from these estimates. In arriving at its estimates, factors the Company considers include how accurate the estimates or assumptions have been in the past, how much the estimates or assumptions have changed and how reasonably likely such changes may have a material impact. Aytu has been historically included in the Ampio consolidated tax return. Under the general statute of limitations, the Company would not be subject to federal or Colorado income tax examinations for tax years prior to 2015 and 2014, respectively. However, given the net operating losses generated since inception, all tax years since inception are subject to examination

11. Capital Structure

At June 30, 2019 and June 30, 2018, Aytu had 17,538,071 and 1,794,762 shares of common stock outstanding, respectively, and 3,594,981 and 0 shares of preferred stock outstanding, respectively. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share.

The Company has 50 million shares of non-voting, non-cumulative preferred stock authorized with a par value of $0.0001 per share, of which, 293,833 are designated as Series C Convertible preferred stock, 400,000 are designated as Series D Convertible preferred stock, and 2,751,148 are designated as Series E Convertible preferred stock as of June 30, 2019. Liquidation rights for all series of preferred stock are on an as-converted basis.

Included in the common stock outstanding are 2,551,024 shares of restricted stock issued to executives, directors, employees and consultants.

Year Ended June 30, 2019

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

In October 2018, Aytu issued 9,000 shares of common stock to a former employee at a fair value of $12,000.

On November 2, 2018, the Company issued 400,000 shares of Series D Convertible preferred stock as consideration for a purchased asset valued at $520,000.

On April 18, 2019, pursuant to the exchange agreement between Aytu and Armistice, which was approved by the stockholders of the Company on April 12, 2019, Aytu exchanged the Armistice Note into: (1) 3,120,064 shares of common stock of the Company, (2) 2,751,148 shares of Series E Convertible preferred stock of the Company, and (3) a Common Stock Purchase Warrant exercisable for 4,403,409 shares of common stock of the Company.The aggregate fair value of shares issued was approximately $4.7 million.

As of June 30, 2019, warrants issued from the October registered offering to purchase an aggregate of 250,007 shares of common stock were exercised for aggregate gross proceeds to our Company of approximately $375,000.

As of June 30, 2019, investors holding shares of Series C preferred stock exercised their right to convert 7,899,160 shares of Series C preferred stock into 7,899,160 shares of common stock. As of June 30, 2019, Aytu has 443,833 shares of Series C preferred stock outstanding.

Year Ended June 30, 2018

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

During the year ended June 30, 2018, warrants issued from the March 2018 registered offerings to purchase an aggregate of 80,750 shares of common stock were exercised for aggregate gross proceeds to the Company of approximately $677,000.

12. Equity Incentive Plan

2015 Stock Option and Incentive Plan. On June 1, 2015, Aytu’s stockholders approved the 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of June 30, 2019, we have 652,179 shares that are available for grant under the 2015 Plan.

Stock Options

Employee Stock Options: There were no grants of stock options to employees during the years ended June 30, 2019 and 2018, respectively, therefore, no assumptions are used for fiscal 2019.

Non-Employee Stock Options: During the year ended June 30, 2019, the Company issued 75,000 performance-based stock options out of the 2015 Plan to a consultant. These options vest based on meeting certain market criteria with an exercise price of $1.00. At June 30, 2019, the first of three market targets were not achieved, and all 75,000 performance stock options were forfeited.

Market options that require specific events before they begin to vest are valued at grant date. The fair value of the options granted has been calculated using a Monte Carlo simulation. The significant assumptions at issuance in valuing the non-employee performance stock options were as follows:

As of June 30, 2019

Expected volatility	164.0%
Expected term (years)	5.00
Risk-free interest rate	2.99%
Dividend yield	0.00%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2017	1,947	$326.20	8.40
Granted	–	–
Exercised	–	–
Forfeited/Cancelled	(149)	328.00
Outstanding June 30, 2018	1,798	325.97	6.95
Granted	75,000	1.00
Exercised	–	–
Forfeited/Cancelled	(75,036)	1.16
Expired	(155)	328.00
Outstanding June 30, 2019	1,607	325.73	6.13
Exercisable at June 30, 2019	1,471	$325.52	6.07

The following table details the options outstanding at June 30, 2019 by range of exercise prices:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life of Options Outstanding	Number of Options Exercisable	Weighted Average Exercise Price
$280.00	76	$280.00	7.85	76	$280.00
328.00	1,531	328.00	6.05	1,395	328.00
	1,607	$325.73	6.13	1,471	$325.52

As of June 30, 2019, there was $7,000 of total unrecognized stock-based compensation expense related to employee non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 0.32 years. There was no unrecognized stock-based compensation expense related to non-employee performance options, as these were fully forfeited at June 30, 2019.

Restricted Stock

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years

Unvested at June 30, 2017	–	$–	–
Granted	39,150	39.80
Vested	–	40.40
Forfeited	(1,950)	40.40

Unvested at June 30, 2018	37,200	$39.80	9.4
Granted	2,772,022	1.30
Vested	–	–
Forfeited	(463,008)	1.23
Unvested at June 30, 2019	2,346,214	$1.83	9.1

Activity During the Year Ended June 30, 2019

●
In October 2018, the Company issued 2,707,022 shares of restricted stock to executives, directors, employees pursuant to the 2015 Plan, which vest in October 2028.

●
In February 2019, The Company issued 65,000 shares of restricted stock to a director pursuant to the 2015 Plan, which vest in February 2029.

●
372,408 shares of restricted stock were exchanged with common stock, and the Company recognized an increase in aggregate stock compensation expense of $371,000

●
90,600 shares of restricted stock were forfeited due to employee turnover.

Activity during Year Ended June 30, 2018

●
In September 2017, The Company issued 10,000 shares of restricted stock to employees pursuant to the 2015 Plan, which vest in September 2027.

●
November 2017, the Company issued 24,750 shares of restricted stock to executives, directors and consultants pursuant to the 2015 Plan, which vest in November 2027.

●
In January 2018, The Company issued 3,750 shares of restricted stock to an officer pursuant to the 2015 Plan, which vest in January 2028.

●
In March 2018, The Company issued 650 shares of restricted stock to employees pursuant to the 2015 Plan, which vest in March 2028.

●
1,150 shares of restricted stock were  exchanged with common stock due to employee turnover, , and the Company recognized an increase in aggregate stock compensation expense of $14,000.

●
800 shares of restricted stock were forfeited due to employee turnover.

Under the 2015 Plan, there was $3,874,000 of total unrecognized stock-based compensation expense related to the non-vested restricted stock as of June 30, 2019. The Company expects to recognize this expense over a weighted-average period of 9.07 years.

The Company previously issued 1,540 shares of restricted stock outside the Company’s 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,397,000 as of June 30, 2019 and is expected to be recognized over the weighted average period of 7.03 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below. Aytu determined the fair value of stock compensation as of the date of grant using the Black-Scholes option pricing model and expenses the fair value ratably over the service period which is commensurate with vesting period. The following table summarizes stock-based compensation expense for the stock option and restricted stock issuances for fiscal 2019 and 2018:

Selling, general and administrative:	2019	2018
Stock options	$125,000	$349,000
Restricted stock	897,000	248,000
Total stock-based compensation expense	$1,022,000	$597,000

13. Warrants

A summary of the Company’s warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2017	14,342	$1,005.80	4.23
Warrants issued in connection with the August 2017 private offering	296,006	72.00
Warrants issued to underwriters in connection with the August 2017 private offering	19,749	72.00
Warrants issued in connection with the March 2018 public offering	1,533,356	10.80
Warrants issued to investor	100,000	10.80
Warrants expired	(42)	21,744.00
Warrants exercised	(80,750)	8.20
Outstanding June 30, 2018	1,882,661	$25.94	4.61
Warrants issued in connection with the October 2018 public offering	10,120,000	1.50
Warrants issued to underwriters in connection with the October 2019 public offering	303,600	1.50
Warrants issued in connection with the Armistice debt exchange	4,403,409	1.00
Warrants exercised	(250,007)	1.50
Outstanding June 30, 2019	16,459,663	$4.16	4.34

In connection with the Company’s August 2017 private offering, the Company issued warrants to purchase an aggregate of 315,755 shares of common stock at an exercise price of $72.00 and a term of five years to investors and underwriters. The remaining outstanding warrants from that offering are accounted for using derivative liability treatment (see Note 9).

In connection with our March 2018 public offering, we issued to investors and underwriters warrants to purchase an aggregate of 1,533,356 shares of common stock at an exercise price of $10.80 with a term of five years from March 6, 2018. These warrants are accounted for under equity treatment. Of the 1,533,356 warrants issued in the March 2018 public offering, 5,750 were exercised in during the year ended June 30, 2018.

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

In May 2018, the warrants the Company issued to the placement agent, in connection with the Company’s private placement in 2013, expired. The 42 placement agent warrants have a term of five years from the date of issuance and an exercise price of $21,744.00.

In connection with the Company’s October 2018 registered offering, we issued warrants to investors and underwriters to purchase an aggregate of 10,423,600 shares of the Company’s common stock at an exercise price of $1.50 and a term of five years. These warrants are accounted for under equity treatment. These warrants had a relative fair value of $1.8 million and a fair value of $2.0 million.

In connection with the Armistice exchange agreement, the Company issued warrants to Armistice to purchase an aggregate of 4,403,409 shares of the Company’s common stock at an exercise price of $1.00 and a term of 5 years. These warrants are accounted for under equity treatment. These warrants had a fair value of $499,000.

During the year ended June 30, 2019, warrants issued from the October registered offering to purchase an aggregate of 250,007 shares of common stock were exercised for aggregate gross proceeds to the Company of approximately $375,000.

14. Related Party Transactions

Armistice

In February 2019, the Company waived its right to disallow Armistice from holding more than 4.99% of Aytu common stock and agreed to allow Armistice to hold up to 40% of the outstanding shares of our common stock. Also, in February 2019, Armistice converted 1.9 million shares of Series C preferred stock into Aytu common stock, resulting in Armistice holding more than 10% of the Company’s common stock. The Company also had a promissory note to Armistice with a face value of $5.0 million, which was subsequently exchanged for a combination of common stock, preferred stock and warrants. Therefore, Armistice is now considered an affiliate of the Company.

Co-Pay Support

In June 2018, the Company entered into a master services agreement with TrialCard Incorporated (“TCI”), a vendor selected to support the Company sponsored co-pay program. In supporting the program, Aytu will prefund certain amounts from which TCI will make disbursements to qualified patients presenting valid prescriptions for Natesto, Tuzistra XR and ZolpiMist on behalf of Aytu. Disbursements will be based upon business rules determined by the Company. The Company agreed to pay fees monthly to TCI for account management, data analytics, implementation, and technology and to reimburse TCI for certain direct costs incurred by TCI to support the Company’s program. One of the the Company’s directors, Mr. Donofrio, was an executive officer of TCI but has no direct interest in the arrangement. As of February 2019, Mr. Donofrio is no longer employed by TCI.

15. Employee Benefit Plan

Aytu has a 401(k) plan that allows participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. The Company matches 50% of the first 6% contributed to the plan by employees. In fiscal 2019, the Company’s match was $148,000.

16. Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following table as of June 30, 2019:

	Total	2020	2021	2022	2023	2024	Thereafter
Prescription database	$1,613,000	$567,000	$534,000	$512,000	$–	$–	$–
Product Milestone Payments	5,500,000	–	–	–	5,500,000	–	–
Office leases	494,000	112,000	113,000	118,000	121,000	30,000	–
	$7,607,000	$679,000	$647,000	$630,000	$5,621,000	$30,000	$–

Prescription Database

In May 2016, the Company entered into an agreement with a vendor that will provide it with prescription database information. The Company agreed to pay approximately $1.6 million over three years for access to the database of prescriptions written for Natesto. The payments have been broken down into quarterly payments.

Milestone Payments

In connection with the Company’s intangible assets, Aytu has certain milestone payments, totaling $5.5 million, payable at a future date, are not directly tied to future sales, but upon other events certain to happen. These obligations are included in the valuation of the Company’s contingent consideration (see Note 9).

Office Lease

In June 2018, the Company entered into a 12-month operating lease, beginning on August 1, 2018, for office space in Raleigh, North Carolina. This lease has base rent of $1,100 a month, with total rent over the term of the lease of approximately $13,200. In September 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. This lease had an initial base rent of $9,000 a month with a total base rent over the term of the lease of approximately $318,000. In October 2017, the Company signed an amendment to the 37-month operating lease in Englewood, Colorado, extending the lease for an additional 24 months beginning October 1, 2018. The base rent remained $9,000 per month. In April 2019, the Company extended the lease for an additional 36 months beginning October1, 2020. Rent expense totaled $0.1 and $0.1 million for the years ended June 30, 2019 and 2018 respectively.

17. Segment Information

Operating segments, as defined by Accounting Standards Codification, or ASC, 280 Segment Reporting, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Chief Operating Decision Maker, or CODM, in deciding how to allocate resources and in assessing performance. ASC 280 also requires disclosures about products, services, geographic areas and significant customers.

The Company’s CODM operates the business as one reportable operating segment comprised of all four products.

Geographic Revenues. See Note 3.

18. Armistice Note Exchange
On November 29, 2018, Aytu issued a $5.0 million promissory note (the “Note”) to Armistice Capital Master Fund Ltd. (“Armistice”). The Note was collateralized by the future revenue stream from the products licensed to the Company under the Tris License Agreement between the Company and TRIS. The Note carried an annual interest rate of 8% and had a three-year term with principal and interest payable at maturity. The Company had the right, in its sole discretion, to repay the Note without penalty at any time after December 29, 2018. During the quarter ended June 30, 2019, the Company and Armistice agreed to, and the shareholders approved to, exchange the entire Note for (i) 3.2 million shares of common stock, (ii) 2.75 million of shares of non-voting Series E preferred stock, and (iii) 4.4 million warrants (see Notes 11 and 13).

19. Subsequent Events

Acerus Pharmaceuticals SRL

On July 29, 2019, the Company agreed to amend and restate the License and Supply Agreement with Acerus Pharmaceuticals, SRL (“Acerus”). The effectiveness of the amended Agreement is conditioned upon Acerus obtaining new financing within six months of signing of the amended Agreement. The Company will continue to serve as the exclusive U.S. supplier to purchasers of Natesto, and Acerus will receive performance-based commissions on prescriptions generated by urology and endocrinology specialties. Acerus will assume regulatory and clinical responsibilities and associated expenses and will serve a primary role in the development of key opinion leaders in urology and endocrinology. The Company will focus on commercial channel management, sales to wholesalers and other purchasing customers, and will direct sales efforts in all other physician specialties.

Innovus Pharmaceuticals, Inc.

On September 12, 2019, the Company signed a definitive merger agreements with Innovus Pharmaceuticals, Inc. (“Innovus”), a specialty pharmaceutical company commercializing, licensing and developing consumer health products. The Company will retire all outstanding common stock of Innovus for an aggregate of up to $8 million in shares of Aytu common stock, less certain deductions, at the time of closing. This initial consideration to Innovus common shareholders is estimated to consist of approximately 4.2 million shares of the Company’s common stock. Additional consideration for up to $16 million in milestone payments in the form of contingent value rights (CVRs) may be paid to Innovus shareholders in cash or stock over the next five years if certain revenue and profitability milestones are achieved.