Form 10-Q
period 2019-09-30
AYTU BIOSCIENCE, INC
filed 2019-11-14
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2019

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

As of November 1, 2019, there were 20,733,052 shares of Common Stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

INDEX

Page
PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements	1

Consolidated Balance Sheets as of September 30, 2019 (unaudited) and June 30, 2019	1

Consolidated Statements of Operations for the three months ended September 30, 2019 (unaudited) and the three months ended September 30, 2018 (unaudited)	2

Consolidated Statement of Stockholders’ Equity for the year-to-date interim periods ended September 30, 2019 (unaudited) and September 30, 2018 (unaudited)	3

Consolidated Statements of Cash Flows for the three months ended September 30, 2019 (unaudited) and the three months ended September 30, 2018 (unaudited)	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II—OTHER INFORMATION

Item 1. Legal Proceeding	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	26

SIGNATURES	27

ii

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

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto, Tuzistra, ZolpiMist, and MiOXSYSwhich are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

iii

 PART I—FINANCIAL INFORMATION

Item 1.
Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	June 30,
	2019	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,014,307	$11,044,227
Restricted cash	250,000	250,000
Accounts receivable, net	1,705,428	1,740,787
Inventory, net	1,380,729	1,440,069
Prepaid expenses and other	573,199	957,781
Note receivable	1,000,000	–
Other current assets	59,014	–
Total current assets	11,982,677	15,432,864

Fixed assets, net	137,900	203,733
Licensed assets, net	18,293,199	18,861,983
Patents, net	214,278	220,611
Right-of-use asset	393,820	–
Deposits	2,200	2,200
Total long-term assets	19,041,397	19,288,527

Total assets	$31,024,074	$34,721,391

Liabilities
Current liabilities
Accounts payable and other	$2,632,642	$2,297,270
Accrued liabilities	1,151,181	1,147,740
Accrued compensation	1,002,409	849,498
Current lease liability	79,362	–
Current contingent consideration	1,236,625	1,078,068
Total current liabilities	6,102,219	5,372,576

Long-term contingent consideration	22,272,068	22,247,796
Long-term lease liability	314,457	–
Warrant derivative liability	11,371	13,201
Total liabilities	28,700,115	27,633,573

Commitments and contingencies (Note 11)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 3,151,148 and 3,594,981, respectively as of September 30, 2019 (unaudited) and June 30, 2019.	315	359
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 17,981,094 and 17,538,071, respectively as of September 30, 2019 (unaudited) and June 30, 2019.	1,798	1,754
Additional paid-in capital	113,640,376	113,475,205
Accumulated deficit	(111,318,530)	(106,389,500)
Total stockholders' equity	2,323,959	7,087,818

Total liabilities and stockholders' equity	$31,024,074	$34,721,391

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	September 30,
	2019	2018

Revenues
Product revenue, net	$1,439,826	$1,431,809

Operating expenses
Cost of sales	375,720	410,959
Research and development	78,020	155,878
Selling, general and administrative	5,146,443	3,576,580
Selling, general and administrative - related party	–	253,709
Amortization of intangible assets	575,117	451,957
Total operating expenses	6,175,300	4,849,083

Loss from operations	(4,735,474)	(3,417,274)

Other (expense) income
Other (expense), net	(195,386)	(76,561)
Gain from warrant derivative liability	1,830	47,352
Total other (expense) income	(193,556)	(29,209)

Net loss	$(4,929,030)	$(3,446,483)

Weighted average number of common shares outstanding	15,325,921	1,759,824

Basic and diluted net loss per common share	$(0.32)	$(1.96)

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
(unaudited)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

BALANCE - June 30, 2019	3,594,981	$359	17,538,071	$1,754	$113,475,205	$(106,389,500)	$7,087,818

Stock-based compensation	–	–	–	–	165,171	–	165,171
Preferred stock converted in common stock	(443,833)	(44)	443,833	44	–	–	–
Net loss	–	–	–	–	–	(4,929,030)	(4,929,030)

BALANCE - September 30, 2019	3,151,148	$315	17,981,904	$1,798	$113,640,376	$(111,318,530)	$2,323,959

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

BALANCE - June 30, 2018	–	$–	1,794,762	$179	$92,681,918	$(79,257,592)	$13,424,505

Stock-based compensation	–	–	–	–	152,114	–	152,114
Adjustment for rounding of shares due to stock split	–	–	6,649	1	(1)	–	–
Net loss	–	–	–	–	–	(3,446,483)	(3,446,483)

BALANCE - September 30, 2018	–	$–	1,801,411	$180	$92,834,031	$(82,704,075)	$10,130,136

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(unaudited)

	Three Months End
	September 30,
	2019	2018

Operating Activities
Net loss	$(4,929,030)	$(3,446,483)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	869,312	556,807
Stock-based compensation expense	165,171	152,114
Derivative income	(1,830)	(47,352)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	35,359	(181,274)
Decrease in inventory	59,340	28,870
Decrease (increase) in prepaid expenses and other	384,582	(296,971)
Increase (decrease) in accounts payable and other	276,917	(7,889)
Increase in accrued liabilities	3,441	242,969
Increase in accrued compensation	152,911	256,174
(Decrease) in deferred rent	(3,990)	(1,450)
Net cash used in operating activities	(2,987,817)	(2,744,485)

Investing Activities
Deposit	–	2,888
Purchases of fixed assets	–	(6,065)
Contingent consideration payment	(42,103)	–
Note receivable	(1,000,000)	–
Purchase of assets	–	(300,000)
Net cash used in investing activities	(1,042,103)	(303,177)

Financing Activities
Net cash provided by financing activities	–	–

Net change in cash, restricted cash and cash equivalents	(4,029,920)	(3,047,662)
Cash, restricted cash and cash equivalents at beginning of period	11,294,227	7,112,527
Cash, restricted cash and cash equivalents at end of period	$7,264,307	$4,064,865

Supplemental disclosures of cash and non-cash investing and financing transactions
Cash paid for interest	$3,390	$–
Fair value of right-to-use asset and related lease liability upon adoption of Topic 842 - Leases	412,691	–
Contingent consideration included in accounts payable	3,430	–
Acquisition costs included in accounts payable	59,014	–
Exchange of convertible preferred stock into common stock	$44	$–

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation

Nature of Business. Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a specialty pharmaceutical company focused on global commercialization of novel products addressing significant medical needs such as hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, and male infertility and plans to expand opportunistically into other therapeutic areas.

The Company is currently focused on commercialization of four products, (i) Natesto®, a testosterone replacement therapy, or TRT, (ii) Tuzistra® XR, a codeine–based antitussive, (iii) ZolpiMist™, a short-term insomnia treatment and (iv), MiOXSYS®, a novel in vitro diagnostic system for male infertility assessment. In the future the Company will look to acquire additional commercial-stage or near-market products, including existing products we believe can offer distinct clinical advantages and patient benefits over existing marketed products. The management team’s prior experience has involved identifying both clinical-stage and commercial-stage assets that can be launched or re-launched to increase value, with a focused commercial infrastructure specializing in novel, niche products.

Financial Condition. The Company’s operations have historically consumed cash and are expected to continue to require cash, but at a declining rate. Revenues for the three-months ended September 30, 2019 slightly increased compared to the three-months ended September 30, 2018, and revenues increased 100% and 14% for each of the years ended June 30, 2019 and 2018, respectively. Revenue is expected to continue to increase long-term, allowing the Company to rely less on our existing cash and cash equivalents, and proceeds from financing transactions. Cash used in operations during the three-months ended September 30, 2019 was $3.0 million compared to $2.7 million for the three-months ended September 30, 2018, due to the Company’s focus on market development activities including significant product acquisition and launch-related activities, which consume additional cash resources.

On October 11, 2019, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with two institutional investors (the “Investors”) providing for the issuance and sale by the Company (the “Offering”) of $10.0 million of, (i) shares of the Company’s Series F Convertible Preferred Stock (the “Preferred Stock”) which are convertible into shares of common stock (the “Conversion Shares”) and (ii) warrants (the “Warrants”) which are exercisable for shares of common stock (the “Warrant Shares”). The Warrants have an exercise price equal to $1.25 and contain cashless exercise provisions. Each Warrant will be exercisable after we obtain stockholder approval as required by applicable Nasdaq rules (“Shareholder Approval”) and will expire five years from the time a registration statement covering the Conversion Shares and Warrant Shares is declared effective by the Securities and Exchange Commission. The closing of the sale of these securities occurred on October 16, 2019.

The net proceeds that the Company received from the Offering were approximately $9.3 million. The net proceeds received by the Company from the Offering will be used for general corporate purposes, including working capital.

As of the date of this Report, the Company expects its commercial costs for its current operation to remain approximately flat or to increase modestly as the Company continues to focus on revenue growth through increasing product sales. The Company’s current asset position of $31.0 million plus the proceeds expected from ongoing product sales will be used to fund operations. The Company will access the capital markets to fund operations if and when needed, and to the extent it is required. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to the Company and its stockholders, or at all. However, the Company has been successful in accessing the capital markets in the past and is confident in its ability to access the capital markets again, if needed. Since the Company does not have sufficient cash and cash equivalents on-hand as of September 30, 2019 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) requires the Company to report that there exists an indication of substantial doubt about its ability to continue as a going concern.

If the Company is unable to raise adequate capital in the future when it is required, the Company can adjust its operating plans to reduce the magnitude of the capital need under its existing operating plan. Some of the adjustments that could be made include delays of and reductions to commercial programs, reductions in headcount, narrowing the scope of the Company’s commercial plans, or reductions to its research and development programs. Without sufficient operating capital, the Company could be required to relinquish rights to products or renegotiate to maintain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect the Company’s balance sheet and operating results.

 Recent acquisition agreements. During the three months ended September 30, 2019 and during the subsequent period thereafter, the Company entered into both (i) a definitive merger agreement (the “Merger Agreement”) between the Company and Innovus Pharmaceuticals, Inc. (“Innovus”) on September 12, 2019, and (ii) an asset purchase agreement (the “Asset Purchase Agreement”) between the Company and Cerecor, Inc. (“Cerecor”) to purchase and acquire certain of Cerecor’s pediatric and primary care product lines (the “Commercial Portfolio”) on October 10, 2019.

The Merger Agreement, agreed to on September 12, 2019, by both the Company and Innovus will cause, upon closing of the merger, for the Company to retire all of the outstanding common stock of Innovus for an aggregate of up to $8 million in shares of the Company’s common stock, less certain deductions (includes approximately $1.4 million in cash borrowed by Innovus from the Company during this time period (see Note 10)). This initial consideration to Innovus common shareholders is estimated to consist of primarily 4.2 million shares of the Company’s stock, and up to 1.5 million shares of the Company’s stock to satisfy certain warrant holders’ obligation. Additional consideration for up to $16 million in milestone payments in the form of contingent value rights (CVRs) may be paid to Innovus shareholders in cash or stock over the next five years if certain revenue and profitability milestones are achieved. Innovus specializes in commercializing, licensing and developing safe and effective over-the-counter consumer health products. The Company does not anticipate that this transaction will formally close until the quarter ended March 31, 2020 and is subject to approval by the shareholders of both the Company and Innovus.

The Asset Purchase Agreement agreed to on October 10, 2019, between the Company and Cerecor, caused upon the November 1, 2019 closing, the Company to pay $4.5 million in cash, issue approximately 9.8 million shares of Series G Convertible Preferred Stock and assume certain of Seller’s financial and royalty obligations, which includes approximately $16.6 million of fixed payment obligations to a third-party creditor and not more than $3.5 million of Medicaid rebates and products returns. The Commercial Portfolio consists of six pharmaceutical and other prescription products competing in markets exceeding $8 billion in annual sales in the United States. In addition, the Company will be assuming the majority of the Cerecor’s commercial sales, commercial contracts and customer relationship workforce.

In addition, the Company has assumed obligations due to an investor including fixed and variable payments. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due. The variable payment obligation continues until aggregate variable payments of approximately $9.5 million have been made.

Further, certain of the products in the Product Portfolio require royalty payments ranging from 15% to 23.5% of net revenue. One of the products in the Product Portfolio requires the Company to generate minimum annual sales sufficient to represent annual royalties of $1.8 million.

Nasdaq Listing Compliance. The Company’s common stock is listed on The Nasdaq Capital Market. In order to maintain compliance with Nasdaq listing standards, the Company must, amongst other requirements, maintain a stockholders’ equity balance of at least $2.5 million pursuant to Nasdaq Listing Rule 5550(b). In that regard, on September 30, 2019, the Company’s stockholders’ equity totaled approximately $2.3 million, thereby potentially resulting in a stockholders’ equity deficiency upon the filing of this Form 10-Q. However, subsequent to September 30, 2019, the Company completed (i) the Offering with the Investors, raising approximately $9.3 million in equity financing (see Note 1), and (ii) the “Asset Purchase Agreement” in which the Company issued approximately 9.8 million shares of Series G Convertible Preferred Stock worth an initial estimate of approximately $5.6 million, resulting in an increase in stockholders’ equity of approximately $14.8 million in the aggregate. Accordingly, as of the filing of this Form 10-Q for the three months ended September 30, 2019, the Company’s stockholders’ equity balance exceeds the minimum $2.5 million threshold and, therefore, the Company believe it is currently in compliance with all applicable Nasdaq Listing Requirements.

Basis of Presentation. The unaudited consolidated financial statements contained in this report represent the financial statements of Aytu and its wholly-owned subsidiary, Aytu Women’s Health, LLC. The unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2019, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2019 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of and for the periods ended September 30, 2019, and 2018, is unaudited.

Adoption of New Accounting Pronouncements

Leases (“ASU 2016-02”). In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02 – Topic 842 Leases. ASU 2016-02 requires that most leases be recognized on the financial statements, specifically the recognition of right-to-use assets and related lease liabilities, and enhanced disclosures about leasing arrangements. The objective is to provide improved transparency and comparability among organizations. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard requires using the modified retrospective transition method and apply ASU 2016-02 either at (i) latter of the earliest comparative period presented in the financial statements or commencement date of the lease, or (ii) the beginning of the period of adoption. The Company has elected to apply the standard at the beginning period of adoption, July 1, 2019 which resulted in no cumulative adjustment to retained earnings.

The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis. As a result of the adoption, on July 1, 2019, the Company recognized a lease liability of approximately $0.4 million, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 8%. As of September 30, 2019, the Company recognized a right-to-use asset of approximately $0.4 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

Recently Accounting Pronouncements

Fair Value Measurements (“ASU 2018-13”). In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in the standard apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. ASU 2018-13 removes, modifies, and adds certain disclosure requirements in ASC 820, Fair Value Measurement. The standard is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

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

Financial Instruments – Credit Losses (“ASU 2016-13”). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements but does not anticipate there to be a material impact.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2. Revenue Recognition

The Company sells its products principally to a limited number of wholesale distributors and pharmacies in the United States, which account for the largest portion of our total revenue. International sales are made primarily to specialty distributors, as well as hospitals, laboratories, and clinics, some of which are government owned or supported (collectively, its “Customers”). The Company’s Customers in the United States subsequently resell the products to pharmacies and patients. Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates.

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

Revenues by Geographic location. The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

Revenues by Geographic location

The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

	Three Months Ended
	September 30,
	2019	2018
U.S.	$1,262,000	$1,273,000
International	178,000	159,000
Total net revenue	$1,440,000	$1,432,000

3. Product Licenses

The Company currently licenses three of its existing product offerings from third parties: (i) Natesto; (ii) ZolpiMist, and (ii) Tuzistra XR. Each of these license agreements are subject to terms and conditions specific to each agreement. The Company capitalized the acquisition cost of each license, which included a combination of both upfront considerations, as well as the estimated future contingent consideration estimated at the acquisition date. Future adjustments to contingent consideration for the existing products will be recognized as an unrealized gain/loss due to the changes in the fair value of the contingent consideration.

License and Supply Agreement—Natesto

In April 2016, the Company entered into a license and supply agreement to acquire the exclusive U.S. rights to commercialize Natesto® (testosterone) nasal gel from Acerus Pharmaceuticals Corporation, or Acerus. The Company acquired the rights effective upon the expiration of the former licensee’s rights, which occurred on June 30, 2016. The term of the license runs for the greater of eight years or until the expiry of the latest to expire patent, including claims covering Natesto or until the entry on the market of at least one AB-rated generic product.

In addition to the previously disclosed upfront payments made to Acerus, the Company agreed to make one-time, non-refundable milestone payments to Acerus within 45 days of the occurrence of certain agreed upon milestones. The maximum aggregate amount payable under such milestone payments is $37.5 million.

The fair value of the net identifiable Natesto asset acquired was determined to be $10.5 million, which is being amortized over eight years. The aggregate amortization expense for each of the three-month periods ended September 30, 2019 and 2018 was $0.3 million.

The contingent consideration was initially valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2019, the contingent consideration was revalued at $5.1 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables. The Company reevaluates the contingent consideration on a quarterly basis for changes in the fair value recognized after the acquisition date, such as measurement period adjustments. The contingent consideration accretion expense for each of the three-month periods ended September 30, 2019 and 2018 was $79,000, and $15,000, respectively.

License Agreement—ZolpiMist

In June 2018, the Company signed an exclusive license agreement for ZolpiMist™ (zolpidem tartrate oral spray) from Magna Pharmaceuticals, Inc., (“Magna”). This agreement allows for the Company ’s exclusive commercialization of ZolpiMist in the U.S. and Canada.

The Company made an upfront payment of $0.4 million to Magna upon execution of the agreement. In July 2018, the Company paid an additional $0.3 million, of which, $0.3 million was included in current contingent consideration at June 30, 2018.

The ZolpiMist license agreement was valued at $3.2 million and will be amortized over the life of the license agreement up to seven years. The amortization expense for each of the three months ended September 30, 2019 and 2018 was $0.1 million.

The Company also agreed to make certain royalty payments to Magna which will be calculated as a percentage of ZolpiMist net sales and are payable within 45 days of the end of the quarter during which the applicable net sales occur.

The contingent consideration related to these royalty payments was valued at $2.6 million using a Monte Carlo simulation, as of June 11, 2018. As of June 30, 2019, the contingent consideration was revalued at $2.3 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and The Company's stock trading variables. The Company reevaluates the contingent consideration on a quarterly basis for changes in the fair value recognized after the acquisition date, such as measurement period adjustments. The contingent consideration accretion expense for the three months ended September 30, 2019 and 2018 was $0.1 million and $0.1 million, respectively.

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

The Tris License Agreement was valued at $9.9 million and will be amortized over the life of the Tris License Agreement up to twenty years. The amortization expense for each of the three-month periods ended September 30, 2019 and 2018 was $123,000 and $0, respectively.

The Company also agreed to make certain quarterly royalty payments to TRIS which will be calculated as a percentage of our Tuzistra XR net sales, payable within 45 days of the end of the applicable quarter.

As of November 2, 2018, the contingent consideration, related to this asset, was valued at $8.8 million using a Monte Carlo simulation. As of June 30, 2019, the contingent consideration was revalued at $16.0 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and the Company's stock trading variables. The Company reevaluates the contingent consideration on a quarterly basis for changes in the fair value recognized after the acquisition date, such as measurement period adjustments. The contingent consideration accretion expense for the three months ended March 31, 2019 and 2018 was $96,000, and $0, respectively.

4. Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, The Company will record a write-down to net realizable value in the period that the impairment is first recognized. There was no inventory write-down during the three months ended September 30, 2019 or September 30, 2018, respectively.

Inventory balances consist of the following:

	As of	As of
	September 30,	June 30,
	2019	2019
Raw materials	$154,000	$117,000
Finished goods	1,227,000	1,323,000
	$1,381,000	$1,440,000

5. Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

		As of	As of
	Estimated	September 30,	June 30,
	Useful Lives in years	2019	2019

Manufacturing equipment	2 - 5	$83,000	$83,000
Leasehold improvements	3	112,000	112,000
Office equipment, furniture and other	2 - 5	265,000	315,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(412,000)	(396,000)

Fixed assets, net		$138,000	$204,000

The depreciation and amortization expense was $16 thousand and $28 thousand for the three-months ended September 30, 2019 and 2018, respectively.

6. Leases, Right-to-Use Assets and Related Liabilities

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

As discussed within Note 1, the Company adopted the FASB issued ASU 2016-02, “Leases (Topic 842)” as of July 1, 2019. With the adoption of ASU 2016-02, the Company recorded an operating right-of-use asset and an operating lease liability on its balance sheet associated with its lease of its corporate headquarters. The right-of-use asset represents the Company’s right to use the underlying asset for the lease term and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations are recognized at the later of the commencement date or July 1, 2019; the date of adoption of Topic 842; based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. Rent expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified as current or long-term on the balance sheet.

	Total	2020	2021	2022	2023	2024	Thereafter
Remaining Office leases	$463,000	$81,000	$113,000	$118,000	$121,000	$30,000	$−
Less: Discount Adjustment	(69,000)
Total lease liability	394,000

Lease liability - current portion	79,000
Long-term lease liability	$315,000

Prior to the adoption of ASU 2016-02, the Company recognized deferred rent when the straight-line rent expense exceeded the actual lease payments and reduced deferred rent when the actual lease payments exceeded the straight-line rent expense. Deferred rent was also classified between current and long-term on the balance sheet.

Rent expense for the respective periods totaled $32 thousand for the three months ended September 30, 2019 and 2018, respectively

7. Patents

The cost of the oxidation-reduction potential (“ORP”) technology related patents for the MiOXSYS Systems was $380,000 when they were acquired and are being amortized over the remaining U.S. patent life of approximately 15 years as of the date, which expires in March 2028. Patents consist of the following:

	As of	As of
	September 30,	June 30,
	2019	2019

Patents	$380,000	$380,000
Less accumulated amortization	(166,000)	(159,000)
Patents, net	$214,000	$221,000

The amortization expense was $7 thousand for the three-months ended September 30, 2019 and 2018, respectively.

8. Accrued liabilities

Accrued liabilities consist of the following:

	As of	As of
	September 30,	June 30,
	2019	2019
Accrued accounting fee	$42,000	$85,000
Accrued program liabilities	843,000	736,000
Accrued product-related fees	133,000	295,000
Customer overpayment	79,000	−
Other accrued liabilities*	54,000	32,000
Total accrued liabilities	$1,151,000	$1,148,000

* Other accrued liabilities consist of franchise tax, samples and consultants, none of which individually represent greater than five percent of total current liabilities.

9. Fair Value Considerations

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant derivative liability, and contingent consideration. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The fair value of the warrant derivative liability was valued using the lattice valuation methodology. The fair value of acquisition-related contingent consideration is based on a Monte-Carlo methodology using estimated discounted future cash flows and periodic assessments of the probability of occurrence of potential future events. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

Authoritative guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on reliability of the inputs as follows:

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

The Company’s assets and liabilities which are measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. Aytu has consistently applied the valuation techniques discussed below in all periods presented.

The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and June 30, 2019, by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2019
	Fair Value at September 30, 2019	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Warrant derivative liability	$11,000	–	–	$11,000
Contingent consideration	23,509,000	–	–	23,509,000
	$23,520,000	–	–	$23,520,000

		Fair Value Measurements at June 30, 2019
	Fair Value at June 30, 2019	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Warrant derivative liability	$13,000	–	–	$13,000
Contingent consideration	23,326,000	–	–	23,326,000
	$23,339,000	–	–	$23,339,000

The warrant derivative liability was valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. Significant assumptions in valuing the warrant derivative liability, based on estimates of the value of the Company’s common stock and various factors regarding the warrants, were as follows as of issuance and as of September 30, 2019:

	As of September 30, 2019	As of June 30, 2019	At Issuance
Warrant Derivative Liability
Volatility	163.2%	163.2%	188.0%
Equivalent term (years)	2.88	3.13	5.00
Risk-free interest rate	1.71%	1.71%	1.83%
Dividend yield	0.00%	0.00%	0.00%

The following table sets forth a reconciliation of changes in the fair value of the derivative financial liabilities classified as Level 3 in the fair value hierarchy:

Liability Classified Warrants

Balance as of June 30, 2019	$13,000
Change in fair value included in earnings	(2,000)
Balance as of September 30, 2019	$11,000

The Company classifies its contingent consideration liability in connection with the acquisition of Natesto, Tuzistra XR and ZolpiMist within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The Company estimates the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow methodology.

The following table sets forth a summary of changes in the contingent consideration for the period ended September 30, 2019:

Contingent Consideration

Balance as of June 30, 2019	$23,326,000
Increase due to accretion	229,000
Decrease due to contractual payment	(46,000)
Balance as of September 30, 2019	$23,509,000

10. Note Receivable

On September 12, 2019, the Company announced it had entered into a definitive merger agreement with Innovus (see Note 1) to acquire Innovus which specializes in commercializing, licensing and developing safe and effective over-the-counter consumer health products. As part of the negotiations with Innovus, the Company agreed to provide short-term, loan in the form of a $1.0 promissory note on August 8, 2019 (the “Innovus Note”). The Innovus Note will be used to offset a portion of the purchase price upon closing of the Innovus Merger Agreement (see Note 1) or, in the event the Merger Agreement does not close, is due on February 29, 2020, accruing interest at 10.0% per annum to be paid upon principal paydown. In the event of default, the interest rate increases to 15.0% per annum. In addition, on October 11, 2019, the Company amended the original promissory note, providing an additional approximately $0.4 million of bridge financing under the same terms and conditions as the Innovus Note.

11. Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of September 30, 2019:

	Total	2020	2021	2022	2023	2024	Thereafter
Prescription database	$1,469,000	$423,000	$534,000	$512,000	$–	$–	$–
Product milestone payments	5,500,000	–	–	–	5,500,000	–	–
	$6,969,000	$423,000	$534,000	$512,000	$5,500,000	$–	$–

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

12. Capital Structure

At September 30, 2019 and June 30, 2018, Aytu had 17,981,904 and 17,538,071 common shares outstanding, respectively, and 3,151,148 and 3,594,981 preferred shares outstanding, respectively. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

The Company has 50 million shares of non-voting, non-cumulative preferred stock authorized with a par value of $0.0001 per share, of which, 400,000 are designated as Series D Convertible preferred stock, and 2,751,148 are designated as Series E Convertible preferred stock as of September 30, 2019. Liquidation rights for all series of preferred stock are on an as-converted basis.

Included in the common stock outstanding are 2,342,604 shares of restricted stock issued to executives, directors, employees and consultants.

During the quarter ended September 30, 2019, investors holding shares of Series C preferred stock exercised their right to convert 443,833 shares of Series C preferred stock into 443,833 shares of common stock. As of September 30, 2019, there are no remaining Series C preferred stock outstanding.

In October 2019, Armistice Capital converted 2,751,148 shares of Series E Preferred Stock into 2,751,148 shares of common stock.

13. Equity Incentive Plan

Share-based Compensation Plans

On June 1, 2015, Aytu’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of September 30, 2019, we have 657,380 shares that are available for grant under the 2015 Plan.

Stock Options

Employee Stock Options: There were no grants of stock options to employees during the quarters ended September 30, 2019 and 2018, respectively, therefore, no assumptions are used for fiscal 2019.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2019	1,607	$325.73	6.13
Expired	(51)	328.00	–
Outstanding September 30, 2019	1,556	325.66	6.08
Exercisable at September 30, 2019	1,544	$325.64	6.08

As of September 30, 2019, there was $2,000 of total unrecognized option-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 0.12 years.

Restricted Stock

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years

Unvested at June 30, 2019	2,346,214	$1.83	9.1
Granted	–	–	–
Vested	–	–	–
Forfeited	(5,150)	$2.44	–
Unvested at September 30, 2019	2,341,064	$1.83	8.8

During the quarter ended September 30, 2019, 5,150 shares of restricted stock were exchanged with common stock, and the Company recognized an increase in aggregate stock compensation expense of $2,600.

Under the 2015 Plan, there was $3,755,000 of total unrecognized stock-based compensation expense related to the non-vested restricted stock as of September 30, 2019. The Company expects to recognize this expense over a weighted-average period of 8.82 years.

The Company previously issued 1,540 shares of restricted stock outside the Company’s 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,347,000 as of September 30, 2019 and is expected to be recognized over the weighted average period of 6.78 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below:

	Three Months Ended September 30,
Selling, general and administrative:	2019	2018
Stock options	$5,000	$66,000
Restricted stock	160,000	86,000
Total stock-based compensation expense	$165,000	$152,000

14. Warrants

The Company has issued equity-based warrants and liability warrants in conjunction with equity raises.

There were no warrants issued during the three-months ended September 30, 2019 and the three-months ended September 30, 2018.

A summary of equity-based warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2019	16,218,908	$3.15	4.36
Warrants expired	–	–	–
Warrants exercised	–	–	–
Outstanding September 30, 2019	16,218,908	$3.15	4.11

  A summary of liability warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2019	240,755	$72.00	3.16
Warrants expired	–	–	–
Warrants exercised	–	–	–
Outstanding September 30, 2019	240,755	$72.00	2.90

15. Net Loss Per Common Share.

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

The following table sets-forth securities that could be potentially dilutive, but as of the quarters ended September 30, 2019 and 2018 are anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		Three Months Ended
		September 30
		2019	2018
Warrants to purchase common stock - liability classified	(Note 14)	240,755	240,755
Warrant to purchase common stock - equity classified	(Note 14)	16,218,908	1,641,906
Employee stock options	(Note 13)	1,556	1,787
Employee unvested restricted stock	(Note 13)	2,342,604	37,890
Convertible preferred stock	(Note 12)	3,151,148	–
		21,954,971	1,922,338

16. Subsequent Events

See Footnotes 1, 10 and 12 for information relating to events occurring subsequent to September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2019, filed on September 26, 2019. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on September 26, 2019.

Overview, Liquidity and Capital Resources

We are a specialty pharmaceutical company focused on commercializing novel products that address significant patient needs such as hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, and male infertility and plans to expand opportunistically into other therapeutic areas as we continue to execute on our growth plans.

Our operations have historically consumed cash and are expected to continue to require cash, but at a declining rate. We have incurred accumulated net losses since inception, and at September 30, 2019, we had an accumulated deficit of $111.3 million. Revenues for the three-months ended September 30, 2019 increased slightly compared to the three-months ended September 30, 2018, and revenues increased 100% and 14% for each of the years ended June 30, 2019 and 2018, respectively, and is expected to continue to increase long-term, allowing us to rely less on our existing cash and cash equivalents, and proceeds from financing transactions. Despite increased revenue, cash used in operations during the three-months ended September 30, 2019 was $3.0 million compared to $2.7 million for the three-months ended September 30, 2018, due to our focus on market development activities.

On October 11, 2019, we entered into Securities Purchase Agreements (the “Purchase Agreement”) with two institutional accredited investors (the “Investors”) providing for the issuance and sale by the Company (the “Offering”) of $10.0 million of, (i) shares of the our Series F Convertible Preferred Stock (the “Preferred Stock”) which are convertible into shares of common stock (the “Conversion Shares”) and (ii) warrants (the “Warrants”) which are exercisable for shares of common stock (the “Warrant Shares”). The Warrants have an exercise price equal to $1.25 and contain cashless exercise provisions. Each Warrant will be exercisable after we obtain stockholder approval as required by applicable Nasdaq rules (“Shareholder Approval”) and will expire five years from the time a registration statement covering the Conversion Shares and Warrant Shares is declared effective by the Securities and Exchange Commission. The closing of the sale of these securities occurred on October 16, 2019.

The net proceeds we received from the Offering were approximately $9.3 million. The net proceeds we receive from the Offering will be used for general corporate purposes, including working capital.

As of the date of this Report, we expect our commercial costs for current operation to remain approximately flat or to increase modestly as we continue to focus on revenue growth. Our current asset position of $31.0 million plus the proceeds expected from ongoing product sales will be used to fund operations. We will access the capital markets to fund operations if and when needed, and to the extent it becomes probable that existing cash and cash equivalents, and other current assets may become exhausted. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms that we consider to be favorable to us and our stockholders, or at all. However, we have been successful in accessing the capital markets in the past and is confident in our ability to access the capital markets again, if needed. Since we do not have sufficient cash and cash equivalents on-hand as of September 30, 2019 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) requires us to report that there exists an indication of substantial doubt about our ability to continue as a going concern.

If we are unable to raise adequate capital in the future when it is required, we can adjust our operating plans to reduce the magnitude of the capital need under its existing operating plan. Some of the adjustments that could be made include delays of and reductions to the Company’s commercial programs, reductions in headcount, narrowing the scope of our commercial efforts, or reductions to our research and development programs. Without sufficient operating capital, we could be required to relinquish rights to products or renegotiate to retain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

Nasdaq Listing Compliance. Our common stock is listed on The Nasdaq Capital Market. In order to maintain compliance with Nasdaq listing standards, we must, amongst other requirements, maintain a stockholders’ equity balance of at least $2.5 million pursuant to Nasdaq Listing Rule 5550(b). In that regard, on September 30, 2019, the our stockholders’ equity totaled approximately $2.3 million, thereby potentially resulting in a stockholders’ equity deficiency upon the filing of this Form 10-Q. However, subsequent to September 30, 2019, we completed (i) the Offering with the Investors, raising approximately $9.2 million in equity financing (see Note 1), and (ii) the “Asset Purchase Agreement” in which we issued approximately 9.8 million shares of Series G Convertible Preferred Stock worth an initial estimate of approximately $5.6 million, resulting in an increase in stockholders’ equity of approximately $14.8 million in the aggregate. Accordingly, as of the filing of this Form 10-Q for the three months ended September 30, 2019, our stockholders’ equity balance exceeds the minimum $2.5 million threshold and, therefore, we believe we are currently in compliance with all applicable Nasdaq Listing Requirements.

Strategic Growth Initiatives

Pursuant to our strategy of identifying and acquiring complimentary assets, we have entered into two transactions that will substantially increase the revenue generating capacity of the Company and provide opportunities to reduce the combined operating costs of Aytu. The dual impact of the transactions on revenue and operating expenses is expected to position the Company to achieve positive cash flow earlier than previously expected.

During the three months ended September 30, 2019 and during the subsequent period thereafter, we entered into both (i) a definitive merger agreement (the “Merger Agreement”) between the Company and Innovus Pharmaceuticals, Inc. (“Innovus”) on September 12, 2019, and (ii) an asset purchase agreement (the “Asset Purchase Agreement”) between the Company and Cerecor, Inc. (“Cerecor”) to purchase and acquire certain of Cerecor’s pediatric and primary care product lines (the “Commercial Portfolio”) on October 10, 2019.

The Merger Agreement between Aytu and Innovus will cause, upon closing of the merger, for the Aytu retire all of the outstanding common stock of Innovus for an aggregate of up to $8 million in shares of the our common stock, less certain deductions (includes approximately $1.4 million in cash borrowed by Innovus from Aytu during this time period (see Note 10)). This initial consideration to Innovus common shareholders is estimated to consist of primarily 4.2 million shares of the our stock, and up to 1.5 million shares of the our stock to satisfy certain warrant holders’ obligation. Additional consideration for up to $16 million in milestone payments in the form of contingent value rights (CVRs) may be paid to Innovus shareholders in cash or stock over the next five years if certain revenue and profitability milestones are achieved. Innovus specializes in commercializing, licensing and developing safe and effective over-the-counter consumer health products. We do not anticipate that this transaction will formally close until the quarter ended March 31, 2020 and is subject to approval by the shareholders of both Aytu and Innovus.

The Asset Purchase Agreement between Aytu and Cerecor caused upon the November 1, 2019 closing, Aytu to pay $4.5 million in cash, issuance of $9.8 million shares of convertible preferred stock and assumed certain of Seller’s financial and royalty obligations, which include approximately $16.6 million of fixed payment obligations to a third-party creditor and not more than $3.5 million of Medicaid rebates and products returns. The Commercial Portfolio consists of five pharmaceutical prescription products competing in markets exceeding $8 billion in annual sales in the United States. In addition, the Company will be assuming the majority of the Cerecor’s commercial sales, commercial contracts and customer relationship workforce.

In addition, we assumed obligations due to an investor including fixed and variable payments. We assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due. The variable payment obligation continues until aggregate variable payments of approximately $9.5 million have been made.

Further, certain of the products in the Product Portfolio require royalty payments ranging from 15% to 23.5% of net revenue. One of the products in the Product Portfolio requires us to generate minimum annual sales sufficient to represent annual royalties of $1.8 million.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingencies and going concern. Management bases its estimates and judgments on historical experience and on various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 26, 2019.

Information regarding our accounting policies and estimates can be found in the Notes to the consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of September 30, 2019) are presented in Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three months ended September 30, 2019 compared to September 30, 2018

	Three Months Ended
	September 30,
	2019	2018	Change

Revenues
Product revenue, net	$1,439,826	$1,431,809	$8,017
Total product revenue	1,439,826	1,431,809	8,017

Operating expenses
Cost of sales	375,720	410,959	(35,239)
Research and development	78,020	155,878	(77,858)
Selling, general and administrative	5,146,443	3,576,580	1,569,863
Selling, general and administrative - related party	–	253,709	(253,709)
Amortization of intangible assets	575,117	451,957	123,160
Total operating expenses	6,175,300	4,849,083	1,326,217

Loss from operations	(4,735,474)	(3,417,274)	(1,318,200)

Other (expense) income
Other (expense), net	(195,386)	(76,561)	(118,825)
Gain from warrant derivative liability	1,830	47,352	(45,522)
Total other (expense) income	(193,556)	(29,209)	(164,347)

Net loss	$(4,929,030)	$(3,446,483)	$(1,482,547)

Product revenue. We recognized net revenue from product sales of $1.4 million for the three months ended September 30, 2019 and 2018 respectively. Our product portfolio includes Natesto, Tuzistra XR, ZolpiMist, and the MiOXSYS System.

Cost of sales. The cost of sales of $376,000 and $411,000 recognized for the three months ended September 30, 2019 and 2018, respectively, are related to Natesto, Tuzistra XR, ZolpiMist, and the MiOXSYS System. We expect cost of sales to increase in the future due to and in line with growth in revenue from product sales, however, the decline in costs of sales was the result of efforts to improve product margins.

Research and Development. Research and development expenses decreased $78,000, or 49.9%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was due primarily to a decrease in research and development costs associated with the MiOXSYS System. We anticipate research and development expense to slightly increase in fiscal 2020 as we anticipate funding a study to further support the clinical application of our MiOXSYS System.

Selling, General and Administrative. Selling, general and administrative costs increased $1.6 million, or 43.9%, for the three months ended September 30, 2019 compared the three months ended September 30, 2018. The primary increase was due to sales and marketing expenses related to launching Tuzistra XR, labor, occupancy, travel, expanding our commercial team, and stock-based compensation.

Selling, General and Administrative – Related Party. Selling, general and administrative costs – related party are relates to the cost of a services provided by TrialCard, of which one of our Directors, Mr. Donofrio, was an employee during the quarter ended September 30, 2018. Mr. Donofrio is no longer an employee of TrialCard.

 Amortization of Intangible Assets. Amortization expense for the remaining intangible assets was $575,000 and $452,000 for the for the three months ended September 30, 2019 and 2018, respectively. This expense is related to corresponding amortization of our finite-lived intangible assets.

Liquidity and Capital Resources

	Three Months Ended
	September 30,
	2019	2018

Net cash used in operating activities	(2,987,817)	(2,744,485)
Net cash used in investing activities	(1,042,103)	(303,177)
Net cash provided by financing activities	–	–

Net Cash Used in Operating Activities

During the three months ended September 30, 2019, our operating activities used $3.0 million in cash, which was less than the net loss of $4.9 million, primarily as a result of the non-cash depreciation, amortization and accretion, stock-based compensation, a decrease in prepaid expenses and an increase in accrued compensation.

During the three months ended September 30, 2018, our operating activities used $2.7 million in cash. Our cash use was a result of an increase in accrued liabilities and accrued compensation expense, with the recognition of non-cash expenses such as depreciation, amortization and accretion and stock-based compensation expense. These were offset by derivative income, an increase in accounts receivable and prepaid expenses.

Net Cash Used in Investing Activities

During the three months ended September 30, 2019, we issued a $1.0 million note receivable to Innovus and we paid $42,000 in contingent consideration.

During the three months ended September 30, 2018, we used $306,000 of cash for investing activities to purchase fixed and operating assets and received a $3,000 refund of our deposit for office space.

Net Cash from Financing Activities

Net cash provided by financing activities in the three months ended September 30, 2019 was zero.

Net cash provided by financing activities in the three months ended September 30, 2018 was zero.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments is contained in Note 11 to the Financial
Statements.

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

Item 1A.    Risk Factors.

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report. The risk factors in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

There is no guarantee that the recent merger between the Company and Innovus and acquisition of Cerecor (collectively, the “Acquisitions”) will prove successful and that we will be able to become profitable post-acquisitions.

In order to make the Acquisitions successful, we will need to both continue to achieve revenue growth and reduce overall costs and cash burn through efficiencies. There is no guarantee that we will be successful in achieving these goals, both due to the competitive marketplace our products compete in, coupled with the fact that there are certain minimum required costs necessary to support our products and continue to increase market share.

The Acquisitions could result in operating difficulties, dilution, and other consequences that may adversely affect our business and results of operations.

The Acquisitions are important elements of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. Effecting these strategic transactions could create unforeseen operating difficulties and expenditures. The areas where we face risks include, among others:

●
Diversion of management time and focus from operating our business to challenges related to the Acquisitions and other strategic transactions.

●
Failure to successfully develop the acquired businesses or products.

●
Implementation of controls, procedures, and policies of the acquired company.

●
Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of manufacture, sales, and marketing functions.

●
Transition of operations, manufacturers, and customers.

●
Cultural challenges associated with integrating employees form the acquired companies into our organization, and retention of employees from the businesses we acquire.

●
Known and unknown liabilities for activities of the acquired company before the acquisition.

●
Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, and other third parties.

Our failure to address these risks or other problems encountered in connection with the Acquisitions and other strategic transactions could cause us to fail to realize their anticipated benefits, incur unanticipated liabilities, and harm our business generally.

The Acquisitions and other strategic transactions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefits or value of our acquisitions and other strategic transactions may not materialize. In connection with past divestitures, we have agreed, and may in the future agree, to provide indemnification for certain potential liabilities, which may adversely affect our financial condition or results.

We may not be able to realize anticipated cost synergies from the pending acquisition.

The success of the pending acquisitions will depend, in part, on our ability to realize anticipated cost synergies. Our success in realizing these cost synergies, and the timing of this realization, depends on the successful integration of our business and operations with the acquired business and operations. Even if we are able to integrate the acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the cost synergies of the pending acquisition that we currently expect within the anticipated time frame or at all.

If we are unable to consummate the pending Acquisitions, our stock price may be adversely affected and our financial condition may materially suffer.

If the Acquisitions are not completed for any reason, the trading price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the Acquisitions will be completed and the related benefits will be realized. In addition, if the Acquisitions are not completed our financial condition could materially suffer, including, but not limited to:

●
limiting our ability to obtain additional financing in the future for working capital, capital expenditures and acquisitions;

●
limiting our flexibility to plan for and adjust to changing business and market conditions and increasing our vulnerability to general adverse economic and industry conditions; and

●
potential disruption to our business and distraction of our workforce and management team

We will incur substantial transaction fees and costs in connection with the pending Acquisitions.

We expect to incur a significant amount of non-recurring expenses in connection with the pending Acquisitions, including legal, accounting, financial advisory and other expenses. Additional unanticipated costs may be incurred following consummation of thepending Acquisitions in the course of the integration of our businesses with that of Innovus and Cerecor. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses will offset the transaction and integration costs in the near term, or at all.

We cannot assure you that the common stock will remain listed on the NASDAQ Capital Market.

The common stock is currently listed on the NASDAQ Capital Market. Although we currently meet the listing standards of the NASDAQ Capital Market, we cannot assure you that we will be able to maintain the continued listing standards of the NASDAQ Capital Market.  If we fail to satisfy the continued listing requirements of the NASDAQ Capital Market, such as the corporate governance requirements, minimum bid price requirement or the minimum stockholder’s equity requirement, the NASDAQ Capital Market may take steps to de-list our common stock. If we are delisted from the NASDAQ Capital Market then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the NASDAQ Capital Market could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.    Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item  4.    Mine Safety Disclosures.

Not Applicable.

Item 5.    Other Information.

Item  6.    Exhibits.

Exhibit Number	Description

10.1	Agreement and Plan of Merger dated September 12, 2019 (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K filed September 18, 2019)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101
XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

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
Date: November 14, 2019

By:	/s/ David A. Green
David A. Green
Chief Financial Officer (principal financial and accounting officer)
Date: November 14, 2019