Form 10-Q
period 2019-12-31
AYTU BIOSCIENCE, INC
filed 2020-02-14
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2019

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

As of February 1, 2019, there were 23,018,052 shares of Common Stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED DECEMBER 31, 2019

INDEX

		Page
	PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2019	4

	Consolidated Statements of Operations for the three and six months ended December 31, 2019 (unaudited) and the three and six months ended December 31, 2018 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the year-to-date interim periods ended December 31, 2019 (unaudited) and December 31, 2018 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended December 31, 2019 (unaudited) and the six months ended December 31, 2018 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

	PART II—OTHER INFORMATION

Item 1.	Legal Proceeding	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

SIGNATURES		45

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

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto, Tuzistra, ZolpiMist, MiOXSYS, AcipHex® Sprinkle™, Cefaclor for Oral Suspension, Karbinal® ER, Flexichamber™, Poly-Vi-Flor® and Tri-Vi-Flor™ which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

 PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	June 30,
	2019	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,259,492	11,044,227
Restricted cash	251,396	250,000
Accounts receivable, net	5,197,151	1,740,787
Inventory, net	2,491,807	1,440,069
Prepaid expenses and other	2,361,249	957,781
Note receivable	1,350,000	–
Other current assets	1,426,617	–
Total current assets	18,337,712	15,432,864

Fixed assets, net	122,064	203,733
Licensed assets, net	17,724,416	18,861,983
Patents, net	207,944	220,611
Right-of-use asset	374,568	–
Product technology rights	22,321,667	–
Deposits	2,200	2,200
Goodwill	15,387,064	–
Total long-term assets	56,139,923	19,288,527
Total assets	$74,477,635	$34,721,391

Liabilities
Current liabilities
Accounts payable and other	$9,598,567	$2,297,270
Accrued liabilities	2,114,060	1,147,740
Accrued compensation	786,769	849,498
Current lease liability	82,755	–
Current contingent consideration	705,880	1,078,068
Current portion of fixed payment arrangements	2,661,456	–
Total current liabilities	15,949,487	5,372,576

Long-term contingent consideration	17,739,964	22,247,796
Long-term lease liability	291,813	–
Long-term fixed payment arrangements	23,394,761	–
Warrant derivative liability	11,371	13,201
Total liabilities	57,387,395	27,633,573

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 10,215,845 and 3,594,981, respectively as of December 31, 2019 (unaudited) and June 30, 2019.	1,022	359
Common Stock, par value $.0001; 100,000,000 shares authorized; shares issued and outstanding 20,733,052 and 17,538,071, respectively as of December 31, 2019 (unaudited) and June 30, 2019.	2,073	1,754
Additional paid-in capital	128,619,922	113,475,205
Accumulated deficit	(111,532,777)	(106,389,500)
Total stockholders' equity	16,758,367	7,087,818

Total liabilities and stockholders' equity	$74,477,635	$34,721,391

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Revenues
Product revenue, net	$3,175,236	$1,795,011	$4,615,062	$3,226,820

Operating expenses
Cost of sales	606,046	525,138	981,766	936,097
Research and development	66,675	149,029	144,695	304,907
Selling, general and administrative	6,516,160	5,046,174	11,662,603	8,622,754
Selling, general and administrative - related party	–	91,337	–	345,046
Amortization of intangible assets	953,450	534,063	1,528,567	986,020
Total operating expenses	8,142,331	6,345,741	14,317,631	11,194,824

Loss from operations	(4,967,095)	(4,550,730)	(9,702,569)	(7,968,004)

Other (expense) income
Other (expense), net	(446,958)	(127,569)	(642,344)	(204,130)
Gain from derecognition of contingent consideration liability	5,199,806	–	–	–
Gain from warrant derivative liability	–	20,637	1,830	67,989
Total other (expense) income	4,752,848	(106,932)	4,559,292	(136,141)

Net loss	$(214,247)	$(4,657,662)	$(5,143,277)	$(8,104,145)

Weighted average number of common shares outstanding	17,538,148	6,477,004	16,425,990	4,183,591

Basic and diluted net loss per common share	$(0.01)	$(0.72)	$(0.31)	$(1.94)

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(unaudited unless indicated otherwise)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

BALANCE - June 30, 2019	3,594,981	$359	17,538,071	$1,754	$113,475,205	$(106,389,500)	$7,087,818

Stock-based compensation (unaudited)	–	–	–	–	165,171	–	165,171
Preferred stock converted in common stock (unaudited)	(443,833)	(44)	443,833	44	–	–	–
Net loss (unaudited)	–	–	–	–	–	(4,929,030)	(4,929,030)

BALANCE - September 30, 2019 (unaudited)	3,151,148	$315	17,981,904	$1,798	$113,640,376	$(111,318,530)	$2,323,959

Stock-based compensation (unaudited)	–	–	–	–	162,264	–	162,264
Issuance of Series F preferred stock from October 2019 private placement financing, net of $741,650 issuance costs (unaudited)	10,000	1	–	–	5,249,483	–	5,249,484
Warrants issued in connection with the private placement (unaudited)	–	–	–	–	4,008,866	–	4,008,866
Issuance of Series G preferred stock due to acquisition of the Cerecor portfolio of pediatrics therapeutics (unaudited)	9,805,845	981	–	–	5,558,933		5,559,914
Preferred stock converted in common stock (unaudited)	(2,751,148)	(275)	2,751,148	275	–	–	–

Net loss (unaudited)	–	–	–	–	–	(214,247)	(214,247)

BALANCE - December 31, 2019 (unaudited)	10,215,845	$1,022	20,733,052	$2,073	$128,619,922	$(111,532,777)	$17,090,240

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity

BALANCE - June 30, 2018	–	$–	1,794,762	$179	$92,681,918	$(79,257,592)	$13,424,505

Stock-based compensation (unaudited)	–	–	–	–	152,114	–	152,114
Adjustment for rounding of shares due to stock split	–	–	6,649	1	(1)	–	–
Net loss (unaudited)	–	–	–	–	–	(3,446,483)	(3,446,483)

BALANCE - September 30, 2018 (unaudited)	–	$–	1,801,411	$180	$92,834,031	$(82,704,075)	$10,130,136

Stock-based compensation (unaudited)	–	–	2,707,022	270	193,792	–	194,062
Common stock issued to employee (unaudited)	–	–	9,000	1	11,689	–	11,690
Issuance of preferred and common stock, net of $1,479,963 in cash issuance costs (unaudited)	8,342,993	834	1,777,007	178	11,810,373	–	11,811,385
Warrants issued in connection with the registered offering (unaudited)	–	–	–	–	1,827,628	–	1,827,628
Warrants issued in connection with the registered offering to the placement agents, non-cash issuance costs (unaudited)	–	–	–	–	61,024	–	61,024
Preferred stocks issued in connection with the purchase of assets (unaudited)	400,000	40	–	–	519,560	–	519,600
Preferred stocks converted into common stock (unaudited)	(4,210,329)	(421)	4,210,329	421	–	–	–
Net loss (unaudited)	–	–	–	–	–	(4,657,662)	(4,657,662)

BALANCE - December 31, 2018 (unaudited)	4,532,664	$453	10,504,769	$1,050	$107,258,097	$(87,361,737)	$19,897,863

   See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2019	2018

Operating Activities
Net loss	$(5,143,277)	$(8,104,145)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	2,157,540	1,230,671
Stock-based compensation expense	327,435	346,176
Derecognition of contingent consideration	(5,199,806)	–
Issuance of common stock to employee	–	11,690
Derivative income	(1,830)	(67,989)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,456,364)	(903,708)
(Increase) in inventory	(132,199)	(305,888)
(Increase) in prepaid expenses and other	(171,430)	(504,757)
(Increase) in other current assets	(136,694)	–
Increase in accounts payable and other	2,806,973	252,113
Increase in accrued liabilities	145,467	760,798
(Decrease) Increase in accrued compensation	(62,729)	203,160
(Decrease) in fixed payment arrangements	(216,150)	–
Increase in interest payable	–	36,164
(Decrease) in deferred rent	(3,990)	(1,450)
Net cash used in operating activities	(9,087,054)	(7,047,165)

Investing Activities
Deposit	–	2,888
Purchases of fixed assets	–	(12,954)
Contingent consideration payment	(104,635)	(50,221)
Note receivable	(1,350,000)	–
Purchase of assets	(4,500,000)	(800,000)
Net cash used in investing activities	(5,954,635)	(860,287)

Financing Activities
Issuance of preferred, common stock and warrants	10,000,000	15,180,000
Issuance costs related to preferred, common stock and warrants	(741,650)	(1,479,963)
Issuance of debt	–	5,000,000
Net cash provided by financing activities	9,258,350	18,700,037

Net change in cash, restricted cash and cash equivalents	(5,783,339)	10,792,585
Cash, restricted cash and cash equivalents at beginning of period	11,294,227	7,112,527
Cash, restricted cash and cash equivalents at end of period	$5,510,888	$17,905,112

Supplemental disclosures of cash and non-cash investing and financing transactions
Cash paid for interest	$161,890	$–
Fair value of right-to-use asset and related lease liability	374,568	–
Issuance of Series G preferred stock due to acquisition of the Cerecor portfolio of pediatrics therapeutics (unaudited)	5,559,914	–
Inventory payment included in accounts payable	460,416	–
Contingent consideration included in accounts payable	16,014	–
Fixed payment arrangements included in accounts payable	291,666	–
Exchange of convertible preferred stock into common stock	319	–
Return deductions received by Cerecor	1,309,365	–
Fair value of warrants issued to investors and underwriters	–	1,888,652
Issuance of preferred stock related to purchase of asset	–	519,600
Contingent consideration related to purchase of asset	$–	$8,833,219

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation

Nature of Business. Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a specialty pharmaceutical company focused on global commercialization of novel products addressing significant medical needs such as hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, male infertility, various pediatric conditions and the Company plans to expand opportunistically into other therapeutic areas.

The Company is currently focused on commercialization of the following products (i) Natesto®, a testosterone replacement therapy, or TRT, (ii) Tuzistra® XR, a codeine–based antitussive, (iii) ZolpiMist™, a short-term insomnia treatment and (iv), MiOXSYS®, a novel in vitro diagnostic system for male infertility assessment. Additionally, the Company completed an Asset Purchase Agreement (the “Purchase Agreement”) with Cerecor, Inc (“Cerecor”) on November 1, 2019, acquiring six products, (i) AcipHex® Sprinkle™, (ii) Cefaclor for Oral Suspension, (iii) Karbinal® ER, (iv) Flexichamber™, (v) Poly-Vi-Flor® and Tri-Vi-Flor™ (the “Pediatric Portfolio”) (see below and Note 2). The Company immediately began to include the acquired Pediatric Portfolio in its commercialization efforts.

In the future the Company will seek to acquire additional commercial-stage or near-market products, including existing products the Company believes can offer distinct clinical advantages and patient benefits over other marketed products. The management team’s prior experience has involved identifying both clinical-stage and commercial-stage assets that can be launched or re-launched to increase value, with a focused commercial infrastructure specializing in novel, niche products.

Financial Condition. As of December 31, 2019, the Company had approximately $5.5 million of cash, cash equivalents and restricted cash. The Company’s operations have historically consumed cash and are expected to continue to require cash, but at a declining rate.

On November 1, 2019, the Company closed an asset acquisition with Cerecor, Inc. (“Cerecor”) whereby the Company acquired certain of Cerecor’s Portfolio of Pediatric Therapeutics (the “Pediatric Portfolio”) for $4.5 million in cash, approximately 9.8 million shares of Series G Convertible Preferred Stock, the assumption of Cerecor’s financial and royalty obligations, which includes not more than $3.5 million of Medicaid rebates and products returns as they come due, and other assumed liabilities associated with the Pediatric Portfolio (see Note 2).

In addition, the Company has assumed obligations in connection with the Pediatric Portfolio acquisition due to an investor including fixed and variable payments. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026.

The Company expects to require capital beyond operating need to complete and integrate the Pediatric Portfolio acquisition and the merger with Innovus Pharmaceuticals, Inc. (“Innovus”), approved by the shareholders of both companies on February 13, 2020, and expected to close February 14, 2020 (the “Merger”) (see below). Revenues for the three-months ended December 31, 2019 increased 77% compared to the three-months ended December 31, 2018, and revenues increased 100% and 14% for each of the years ended June 30, 2019 and 2018, respectively. Revenue is expected to continue to increase long-term, allowing the Company to rely less on our existing cash and cash equivalents, and proceeds from financing transactions. Cash used in operations during the six-months ended December 31, 2019 was $9.1 million compared to $7.0 million for the six-months ended December 31, 2018, due primarily to the Company’s acquisition and integration of the Pediatric Portfolio, which consumed additional cash resources.

On October 11, 2019, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with two institutional investors (the “Investors”) providing for the issuance and sale by the Company (the “October 2019 Offering”) of $10.0 million of, (i) shares of the Company’s Series F Convertible Preferred Stock (the “Preferred Stock”) which are convertible into shares of common stock (the “Conversion Shares”) and (ii) warrants (the “Warrants”) which are exercisable for shares of common stock (the “Warrant Shares”), which expire January 10, 2025, for a stated value of $1,000 per unit. The closing of the October 2019 offering occurred on October 16, 2019. The Warrants had an exercise price equal to $1.25 and contain a cashless exercise provision. This provision was dependent on (i) performance of the Company’s stock price between October 11, 2019 and the date of exercise of all, or a portion of the Warrants, and (ii) subject to shareholder approval of the October 2019 Offering, which was approved January 24, 2020. On January 27, 2020, 2.0 million cashless warrants were exercised to acquire 2.0 million shares of the Company’s common stock.

The net proceeds that the Company received from the October 2019 Offering were approximately $9.3 million. The net proceeds received by the Company from the October 2019 Offering will be used for general corporate purposes, including working capital.

As of the date of this Report, the Company expects its commercial costs for its current operation to increase modestly as the Company integrates the acquisition of the Pediatrics Portfolio and continues to focus on revenue growth through increasing product sales. The Company’s total asset position totaling $74.5 million plus the proceeds expected from ongoing product sales will be used to fund operations. The Company will access the capital markets to fund operations when needed, and to the extent it is required. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to the Company and its stockholders, or at all. However, the Company has been successful in accessing the capital markets in the past and is confident in its ability to access the capital markets again, if needed. Since the Company does not have sufficient cash and cash equivalents on-hand as of December 31, 2019 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) requires the Company to report that there exists an indication of substantial doubt about its ability to continue as a going concern.

As of the date of this report, the Company has inadequate capital resources to complete its near-term operating and transaction objectives. In anticipation of the cash outlays related to the merger, the Pediatric Portfolio acquisition, and funding the Company’s operations, the Company has taken the following steps to address its post-closing cash needs, including, but not limited to (i) engaging a placement agent to refinance the fixed obligation, and (ii) engaging in discussions with lenders to establish a debt facility to provide the Company with capital while considering other funding strategies. The Company will also require the investors that participated in the October PIPE to waive the financing prohibition which expires in April 2020. There is no guarantee that capital will be available on terms that the Company considers to be favorable. However, the Company has been successful in accessing the capital markets in the past and the Company is confident in its ability to access the capital markets again, if needed.

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

The Pending Merger. The Company entered into a definitive merger agreement (the “Merger Agreement”) between the Company and Innovus on September 12, 2019. The Merger was approved by the shareholders of both companies February 13, 2020 and is expected to close February 14, 2020.

Upon closing, the Merger will cause for the Company to retire all of the outstanding common stock of Innovus for an estimate of (i) up to approximately 3.7 million in shares of the Company’s common stock and, (ii) up to $16 million in milestone payments in the form of contingent value rights (CVRs) may be paid to Innovus shareholders in cash or stock over the next five years if certain revenue and profitability milestones are achieved. Innovus specializes in commercializing, licensing and developing safe and effective over-the-counter consumer health products and supplements. The Company anticipates that this transaction will formally close on February 14, 2020, subject to shareholder approval. The outstanding Innovus warrants with cash out rights will receive Aytu preferred stock and such warrants will be retired. The remaining outstanding Innovus warrants will retain the right to be exercised for merger consideration.

Nasdaq Listing Compliance. The Company’s common stock is listed on The Nasdaq Capital Market. In order to maintain compliance with Nasdaq listing standards, the Company must, amongst other requirements, maintain a stockholders’ equity balance of at least $2.5 million pursuant to Nasdaq Listing Rule 5550(b). In that regard, on September 30, 2019, the Company’s stockholders’ equity totaled approximately $2.3 million, thereby potentially resulting in a stockholders’ equity deficiency upon the filing of the September 30, 2019 Form 10-Q. However, subsequent to September 30, 2019, the Company completed (i) the Offering with the Investors, raising approximately $9.3 million, net in equity financing (see Note 1), and (ii) the “Asset Purchase Agreement” in which the Company issued approximately 9.8 million shares of Series G Convertible Preferred Stock worth approximately $5.6 million, resulting in an increase in stockholders’ equity of approximately $14.8 million in the aggregate. Accordingly, as of the filing of this Form 10-Q for the three and six months ended December 31, 2019, the Company’s stockholders’ equity balance exceeds the minimum $2.5 million threshold and, therefore, the Company believes it is currently in compliance with all applicable Nasdaq Listing Requirements. No formal communication has been received from the Nasdaq Capital Markets indicating anything to the contrary.

Basis of Presentation. The unaudited consolidated financial statements contained in this report represent the financial statements of Aytu and its wholly-owned subsidiaries, Aytu Women’s Health, LLC, Aytu Acquisition Sub, LLC, and Aytu Therapeutics, LLC. The unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2019, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended December 31, 2019 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of and for the three- and six- month periods ended December 31, 2019, and 2018, is unaudited.

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

The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis. As a result of the adoption, on July 1, 2019, the Company recognized a lease liability of approximately $0.4 million, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 8%. As of December 31, 2019, the Company recognized a right-to-use asset of approximately $0.4 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). In July 2017, the FASB issued ASU No. 2017-11 — Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). Part I to ASU 2017-11 eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. In addition, entities will have to make new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. Part I to ASU 2017-11 is effective for fiscal years beginning after December 31, 2018. The Company adopted this standard update as a result of the issuance of the Series F Preferred stock as a result of the October 2019 Offering.

Recently Accounting Pronouncements

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

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of ASU 2018-13. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. The Company is currently assessing the impact that ASU 2018-13 will have on its financial statements, with the impact mostly related to certain assets acquired or liabilities assumed that comprise Level 3 inputs.

Financial Instruments – Credit Losses (“ASU 2016-13”). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. However, in October 2019, the FASB approved deferral of the adoption date for smaller reporting companies for fiscal periods beginning after December 15, 2022. Accordingly, the Company’s fiscal year of adoption will be the fiscal year ended June 30, 2024. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018, but the Company did not elect to early adopt. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2. Acquisitions

On October 10, 2019, the Company entered into the Purchase Agreement with Cerecor, Inc. (“Cerecor”) to purchase and acquire Cerecor’s Pediatric Portfolio, which closed on November 1, 2019. The Pediatric Portfolio consists of six prescription products consisting of (i) AcipHex® Sprinkle™, (ii) Cefaclor for Oral Suspension, (iii) Karbinal® ER, (iv) Flexichamber™, (v) Poly-Vi-Flor® and Tri-Vi-Flor™. Total consideration transferred to Cerecor consisted of $4.5 million cash and approximately 9.8 million shares of Series G Convertible Preferred Stock. The Company also assumed certain of Cerecor’s financial and royalty obligations, and not more than $3.5 million of Medicaid rebates and products returns. The Company also retained the majority of Cerecor’s workforce focused on commercial sales, commercial contracts and customer relationships.

In addition, the Company assumed Cerecor obligations due to an investor that include fixed and variable payments aggregating to $25.6 million. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due to the investor. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026.

Further, certain of the products in the Product Portfolio require royalty payments ranging from 12% to 15% of net revenue. One of the products in the Product Portfolio requires the Company to generate minimum annual sales sufficient to represent annual royalties of approximately $1.8 million, in the event the minimum sales volume is not satisfied.

While no equity was acquired by the Company, the transaction was accounted for as a business combination under the acquisition method of accounting pursuant to Topic 805. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to an expanded commercial footprint and diversified pediatric product portfolio that is expected to provide revenue and cost synergies. Transaction costs of $0.3 million were included as general and administrative expense in the consolidated statements of operations for the three and six months ended December 31, 2019.

The following table summarized the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition. These estimates are preliminary, pending final evaluation of certain assets, and therefore, are subject to revisions that may result in adjustments to the values presented below:

As of
November 1, 2019
Consideration
Cash and cash equivalents	$4,500,000
Fair value of Series G Convertible Preferred Stock
Total shares issued	9,805,845
Estimated fair value per share of Aytu common stock	$0.567
Estimated fair value of equity consideration transferred	$5,559,914

Total consideration transferred	$10,059,914

Recognized amounts of identifiable assets acquired and liabilities assumed
Inventory, net	$459,123
Prepaid assets	1,743,555
Other current assets	2,548,187
Intangible assets – product technology rights	22,700,000
Accrued product program liabilities	(6,320,853)
Assumed fixed payment obligations	(26,457,162)
Total identifiable net assets	(5,327,150)

Goodwill	$15,387,064

The fair values of intangible assets, including product technology rights were determined using variations of the income approach. Varying discount rates were also applied to the projected net cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value (see Note 10).

As of November 1, 2019

Acquired product technology rights	$22,700,000

The fair value of the net identifiable asset acquired was determined to be $22.7 million, which is being amortized over ten years. The aggregate amortization expense was $0.4 and $0, for the three and six months ended December 31, 2019 and 2018 respectively.

Pro Forma Impact of Business Combination

The following supplemental unaudited proforma financial information presents the Company’s results as if the acquisition of the Pediatric Portfolio, which was completed on November 1, 2019, had occurred on July 1, 2018. Due to limitations on information on revenues and expenses for certain gap periods within each fiscal year, this unaudited proforma financial information may not fully reflect how the acquisition would impact the Company had the acquisition occurred at the beginning of the earliest fiscal year presented in these financial statements.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
	Unaudited (aa)	Pro forma Unaudited	Pro forma Unaudited	Pro forma Unaudited

Total revenues, net	$3,175,236	$8,016,356	$8,027,106	$14,207,635
Net income (loss)	306,314	(2,532,910)	(5,997,071)	(3,854,640)
Net income / (loss) per share (bb)	$0.01	$(0.39)	$(0.38)	$(0.92)

(aa)
Due to a lack of financial information covering the period from October 1, 2019 through November 1, 2019, the Company was not able to provide pro forma adjusted financial statements without making estimated extrapolations that the Company did not believe would be useful to users of the above pro forma information.

(bb)
Pro forma net loss per share calculations excluded the impact of the issuance of the Series G Convertible Preferred under the assumption those shares would continue to remain non-participatory until the July 1, 2020 effective registration.

3. Revenue Recognition

The Company sells its products principally to a limited number of wholesale distributors and pharmacies in the United States, which account for the largest portion of our total revenue. International sales are made primarily to specialty distributors, as well as to hospitals, laboratories, and clinics, some of which are government owned or supported (collectively, its “Customers”). The Company’s Customers in the United States subsequently resell the products to pharmacies and patients. Revenue from product sales is recorded at the established net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates.

In accordance with ASC 606, the Company recognizes net revenues from product sales when the Customer obtains control of the Company’s product, which typically occurs upon delivery to the Customer. The Company’s payment terms are between 30 to 60 days in the United States and consistent with prevailing practice in international markets.

Revenues by Geographic location

The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
U.S.	$3,047,000	$1,730,000	$4,309,000	3,001,000
International	128,000	65,000	306,000	226,000
Total net revenue	$3,175,000	$1,795,000	$4,615,000	3,227,000

4. Product Licenses and Acquisitions

The Company licensed three of its existing product offerings from third parties: (i) Natesto, (ii) ZolpiMist, and (iii) Tuzistra XR. Each of these license agreements are subject to terms and conditions specific to each agreement. The Company acquired an additional six pharmaceutical products upon the closing of the Asset Purchase Agreement with Cerecor. The Company recognized an intangible asset of approximately $22.7 million relating the Product technology rights acquired from the Pediatric Portfolio.

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

On July 29, 2019, the Company and Acerus agreed-to an Amended and Restated License and Supply Agreement (the “Acerus Amendment”), subject to certain conditions being satisfied prior to the Acerus Amendment becoming effective and enforceable. The Acerus Amendment eliminated the previously disclosed revenue-based milestone payments expected to-be-made to Acerus.The maximum aggregate milestones payable under the original agreement was $37.5 million. Upon the effectiveness of the Acerus Amendment on December 1, 2019, all royalty and milestone liabilities were eliminated. Upon the effectiveness of the Acerus Amendment, Acerus was granted the right to earn commissions on certain filled Natesto prescriptions. Additionally, Acerus assumed certain ongoing sales, marketing and regulatory obligations from the Company. This Acerus Amendment became effective December 1, 2020, resulting in a $5.2 million unrealized gain for the three and six months ended December 31, 2019, due to the elimination of the revenue-based product milestones.

The fair value of the net identifiable Natesto asset acquired was determined to be $10.5 million, which is being amortized over eight years. The aggregate amortization expense for each of the three-month periods ended December 31, 2019 and 2018 was $0.3 million. The aggregate amortization expense for each of the six-month periods ended December 31, 2019 and 2018 was $0.7 million.

The contingent consideration, reflecting the risk-adjusted value of Natesto milestone liability, was initially valued at $3.2 million using a Monte Carlo simulation, as of June 30, 2016. As of June 30, 2019, the contingent consideration was revalued at $5.1 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables. The Company reevaluates the contingent consideration on a quarterly basis for changes in the fair value recognized after the acquisition date, such as measurement period adjustments.

The contingent consideration accretion expense for each of the three-month periods ended December 31, 2019 and 2018 was $54,000, and $16,000, respectively. The contingent consideration accretion expense for each of the six-month periods ended December 31, 2019 and 2018 was $133,000, and $31,000, respectively. Upon the effective date of the Acerus Amendment, the contingent consideration liability of $5.2 million was removed from the balance sheet as a result. As of December 31, 2019, none of the milestones had been achieved, and therefore, no milestone payment was made.

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

The ZolpiMist license agreement was valued at $3.2 million and will be amortized over the life of the license agreement up to seven years. The amortization expense for each of the three months ended December 31, 2019 and 2018 was $116,000. The aggregate amortization expense for each of the six-month periods ended December 31, 2019 and 2018 was $232,000.

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

The contingent consideration accretion expense for the three months ended December 31, 2019 and 2018 was $56,000 and $61,000, respectively. The contingent consideration accretion expense for each of the six-month periods ended December 31, 2019 and 2018 was $110,000, and $120,000, respectively. As of December 31, 2019, none of the milestones had been achieved, and therefore, no milestone payment was made.

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

The Tris License Agreement was valued at $9.9 million and will be amortized over the life of the Tris License Agreement up to twenty years. The amortization expense for each of the three-month periods ended December 31, 2019 and 2018 was $123,000 and $82,000, respectively. The aggregate amortization expense for each of the six-month periods ended December 31, 2019 and 2018 was $246,000 and $82,000.

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

The contingent consideration accretion expense for the three months ended December 31, 2019 and 2018 was $101,000, and $46,000, respectively. The contingent consideration accretion expense for each of the six-month periods ended December 31, 2019 and 2018 was $197,000, and $46,000, respectively. As of December 31, 2019, none of the milestones had been achieved, and therefore, no milestone payment was made.

Asset Purchase Agreement—Cerecor Products

In November 2019, Aytu Therapeutics, LLC., a wholly-owned subsidiary of Aytu, acquired the portfolio of pediatric therapeutic commercial products from Cerecor, Inc. This transaction expanded our product portfolio with the addition of six pharmaceutical and other prescription products, (i) AcipHex® Sprinkle™, (ii) Cefaclor for Oral Suspension, (iii) Karbinal® ER, (iv) Flexichamber™, (v) Poly-Vi-Flor® and Tri-Vi-Flor™.

Aytu paid $4.5 million in cash, issued approximately 9.8 million shares of Series G Convertible Preferred Stock and assume certain of Seller’s financial and royalty obligations, and not more than $3.5 million of Medicaid rebates and products returns.

In addition, the Company has assumed obligations due to an investor including fixed and variable payments. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026.

Supply and Distribution Agreement, As Amended – Karbinal® ER

The Company acquired and assumed all rights and obligations pursuant to the Supply and Distribution Agreement, as Amended, with TRIS for the exclusive rights to commercialize Karbinal® ER in the United States (the “TRIS Karbinal Agreement”). The TRIS Karbinal Agreement’s initial term terminates in August of 2033, with an optional initial 20-year extension.

The Company owes royalties on sales of Karbinal of 23.5% of net revenues on a quarterly basis. As part of the agreement, the Company has agreed to pay TRIS a product make-whole payment of approximately $1.8 million per year through July 2023, totaling a minimum of $6.6 million (see Note 12).

Supply and License Agreement – Poly-vi-Flor & Tri-vi-Flor

The Company acquired and assumed all rights and obligations pursuant to a Supply and License Agreement and various assignment and release agreements, including a previously agreed to Settlement and License Agreements (the “Poly-Tri Agreements”) for the exclusive rights to commercialize Poly-vi-Flor and Tri-vi-Flor in the United States.

The Company owes royalties to multiple parties totaling approximately 29.0% of net revenues on a quarterly basis. There are no milestones, make-whole payments other otherwise any contingencies related to these agreements.

License and Assignment Agreement – AcipHex Sprinkle

The Company acquired and assumed all rights and obligations pursuant to the License and Assignment Agreement with Eisai, Inc. for exclusive rights to commercialized AcipHex Sprinkle in the United States (the “Eisai AcipHex Agreement”).

The Eisai AcipHex Agreement includes quarterly royalties totaling 15% of net revenues, but offset by amounts paid for certain regulatory costs otherwise the responsibility of Eisai Co., Ltd. In addition, there are certain milestone provisions triggering potential payments of between $3.0 - $5.0 million, for which the Company has preliminarily estimated to have a value of $0.00.

License, Supply and Distribution Agreement – Cefaclor

The Company acquired and assumed all rights and obligations pursuant to the License, Supply and Distribution Agreement involving multiple counterparties to commercialize Cefaclor in the United States. (the “Cefaclor Agreement”).

The Cefaclor Agreement includes quarterly royalties totaling approximately 15% of net products sales. In addition, there are certain milestone provisions triggering potential payments of between $0.5 - $2.5 million, for which the Company has preliminarily estimated to have a value of $0.00.

5. Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. There was no inventory write-down during the three and six months ended December 31, 2019 or 2018, respectively.

Inventory balances consist of the following:

	As of	As of
	December 31,	June 30,
	2019	2019
Raw materials	$182,000	$117,000
Finished goods	2,310,000	1,323,000
	$2,492,000	$1,440,000

6. Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated Useful Lives in	As of December 31,	As of June 30,
	years	2019	2019

Manufacturing equipment	2 - 5	$83,000	$83,000
Leasehold improvements	3	112,000	112,000
Office equipment, furniture and other	2 - 5	265,000	315,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(428,000)	(396,000)

Fixed assets, net		$122,000	$204,000

Depreciation and amortization expense totaled $16,000 for each of the three-months ended December 31, 2019 and 2018, respectively, and $32,000 and $44,000 for the six months ended December 31, 2019 and 2018.

7. Leases, Right-to-Use Assets and Related Liabilities

In September 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. This lease had an initial base rent of approximately $9 thousand a month with a total base rent over the term of the lease of approximately $318,000. In October 2017, the Company signed an amendment to the 37-month operating lease in Englewood, Colorado, extending the lease for an additional 24 months beginning October 1, 2018. The base rent remained approximately $9 thousand per month. In April 2019, the Company extended the lease for an additional 36 months beginning October 1, 2020.

In June 2018, the Company entered into a 12-month operating lease, beginning on August 1, 2018, for office space in Raleigh, North Carolina. This lease has base rent of approximately $1 thousand a month, with total rent over the term of the lease of approximately $13 thousand.

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

	Total	2020	2021	2022	2023	2024	Thereafter
Remaining Office leases	$445,000	$54,000	$113,000	$117,000	$121,000	$40,000	−
Less: Discount Adjustment	(70,000)
Total lease liability	375,000

Lease liability - current portion	83,000
Long-term lease liability	$292,000

Rent expense for the three months ended December 31, 2019 and 2018 totaled $30 thousand and $31 thousand, respectively. Rent expense for the six months ended December 31, 2019 and 2018 totaled $63 thousand and $63 thousand, respectively

8. Patents

The cost of the oxidation-reduction potential (“ORP”) technology related patents for the MiOXSYS Systems was $380,000 when they were acquired and are being amortized over the remaining U.S. patent life of approximately 15 years as of the date, which expires in March 2028. Patents consist of the following:

	As of	As of
	December 31,	June 30,
	2019	2019

Patents	$380,000	$380,000
Less accumulated amortization	(172,000)	(159,000)
Patents, net	$208,000	$221,000

The amortization expense was $7 thousand for the three months ended December 31, 2019 and 2018, respectively, and $13 thousand for the six months ended December 31, 2019 and 2018 respectively.

9. Accrued liabilities

Accrued liabilities consist of the following:

	As of	As of
	December 31	June 30,
	2019	2019
Accrued accounting fee	$63,000	$85,000
Accrued program liabilities	1,087,000	736,000
Accrued product-related fees	601,000	295,000
Other accrued liabilities*	100,000	32,000
Accrued note payable	263,000	–
Total accrued liabilities	$2,114,000	$1,148,000

* Other accrued liabilities consist of franchise tax, samples and consultants, none of which individually represent greater than five percent of total current liabilities.

10. Fair Value Considerations

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant derivative liability, and contingent consideration. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities, including those acquired or assumed on November 1, 2019 as a result of the acquisition of the Cerecor Portfolio of Pediatrics Therapeutics. The fair value of the warrant derivative liability was valued using the lattice valuation methodology. The fair value of acquisition-related contingent consideration is based on a Monte-Carlo methodology using estimated discounted future cash flows and periodic assessments of the probability of occurrence of potential future events. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

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

Recurring Fair Value Measurements

The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and June 30, 2019, by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2019
	Fair Value at December 31, 2019	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Warrant derivative liability	$11,000	–	–	$11,000
Contingent consideration	18,446,000	–	–	18,446,000
	$18,457,000	–	–	$18,457,000

		Fair Value Measurements at June 30, 2019
	Fair Value at June 30, 2019	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Warrant derivative liability	$13,000	–	–	$13,000
Contingent consideration	23,326,000	–	–	23,326,000
	$23,339,000	–	–	$23,339,000

 Derivative Warrant Liability. The warrant derivative liability was historically valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. As a result of the immaterial value of the balance as of both June 30, 2019 and September 30, 2019, coupled with continued further declines in the Company’s stock price, the Company elected to waive on adjusting the current fair value of the derivative warrant liability as any adjustment was deemed de minimus.

	As of December 31, 2019	As of June 30, 2019
Warrant Derivative Liability
Volatility	163.2%	163.2%
Equivalent term (years)	2.88	3.13
Risk-free interest rate	1.71%	1.71%
Dividend yield	0.00%	0.00%

Contingent Consideration. The Company classifies its contingent consideration liability in connection with the acquisition of Natesto, Tuzistra XR and ZolpiMist, within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The Company estimates the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow methodology.

The Company derecognized the contingent consideration liability related to Natesto as a result of the December 1, 2019 effectiveness of the Acerus Amendment, which eliminated product milestone payments underlying the contingent consideration liability. Due to the derecognition of the Natesto contingent consideration, the Company recognized a, non-operating gain of approximately $5.2 million during the three and six months ended December 31, 2019.

Non-Recurring Fair Value Measurements

The following table represents those asset and liabilities measured on a non-recurring basis as a result

		Fair Value Measurements at December 31, 2019
	Fair Value at December 31, 2019	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Inputs(Level 3)
Non-recurring
Product technology rights	$22,321,667	–	–	$22,321,667
Goodwill	15,387,064	–	–	15,387,064
Fixed payment arrangements	26,056,217	–	–	26,056,217
	$63,764,948	–	–	$63,764,948

		Fair Value Measurements at November 1, 2019 (*)
	Fair Value at November 1, 2019 (*)	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Product technology rights	$22,700,000	–	–	$22,700,000
Goodwill	15,387,064	–	–	15,387,064
Fixed payment arrangements	26,457,162	–	–	26,457,162
	$64,544,226	–	–	$64,544,226

Product technology rights. The Company recognized the product technology right intangible asset acquired as part of the November 1, 2019 acquisition of the Pediatric Portfolio. This intangible asset consists of the acquired product technology rights consisting of (i) AcipHex Sprinkle, (ii) Karbinal ® ER, (iii) Cefaclor, and (iv) Poly-vi-Flor and Tri-vi-Flor. The Company utilized a Multiple-Period Excess Earnings Method model.

As of November 1, 2019 (*)
Product technology rights
Re-levered Beta	1.60
Market risk premium	6.00%
Small stock risk premium	5.20%
Risk-free interest rate	2.00%
Company specific discount	25.00%

(*) Valuation performed as of November 1, 2019. As a non-recurring fair value measurement, there is no remeasurement at each reporting period unless indications exist that the fair value of the asset has been impaired. There were no indicators as of December 31, 2019 that the fair value of the Product technology rights was impaired.

Goodwill. Goodwill represents the fair value of consideration transferred and liabilities assumed in excess of the fair value of assets acquired. Remeasurement of the fair value of goodwill only arises upon either (i) indicators that the fair value of goodwill has been impaired, or (ii) during the annual impairment test performed at June 30 of each fiscal year. There were no indicators observed or identified during and as of the period from November 1, 2019 through December 31, 2019.

Fixed payment arrangements. The Company assumed obligations due to an investor including fixed and variable payments. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.3 million have been made, or (ii) February 12, 2026. In addition, the Company assumed fixed, product minimums royalties of approximately $1.75 million per annum through February 2023.

As of November 1, 2019 (≠)
Fixed payment obligations
Discount rate	1.8% to 12.4%

(≠) Valuation performed as of November 1, 2019. As a non-recurring fair value measurement, there is no remeasurement at each reporting period unless indicates that the circumstances that existed as of the November 1, 2019 measurement date indicate that the carrying value is no longer indicative of fair value.

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the six months ended December 31, 2019:

	Product Technology Rights	Goodwill	Liability Classified Warrants	Contingent Consideration	Fixed Payment Arrangements
Balance as of June 30, 2019	$–	$–	$13,000	$23,326,000	$–
Transfers into Level 3	–	–	–	–	–
Transfer out of Level 3	–	–	–	–	–
Total gains, losses, amortization or accretion in period	(378,000)			–	–
Included in earnings	–	–	(2,000)	(4,760,000)	264,000
Included in other comprehensive income	–	–	–	–
Purchases, issues, sales and settlements
Purchases	22,700,000	15,387,000	–	–	–
Issues	–	–	–	–	26,457,000
Sales	–	–	–	–	–
Settlements	–	–	–	(120,000)	(665,000)
Balance as of December 31, 2019	$22,322,000	$15,387,000	$11,000	$18,446,000	$26,056,000

11. Note Receivable

On September 12, 2019, the Company announced it had entered into a definitive merger agreement with Innovus (see Note 1) to acquire Innovus which specializes in commercializing, licensing and developing safe and effective supplements and over-the-counter consumer health products. As part of the negotiations with Innovus, the Company agreed to provide a short-term, loan in the form of a $1.0 promissory note on August 8, 2019 (the “Innovus Note”). The Innovus Note will be used to offset a portion of the purchase price upon closing of the Innovus Merger Agreement (see Note 1) or, in the event the Merger Agreement does not close the Innovus Note matures on February 29, 2020, accruing interest at 10.0% per annum to be paid upon principal pay down. In the event of default, the interest rate increases to 15.0% per annum. In addition, on October 11, 2019, the Company amended the original promissory note, providing an additional approximately $0.4 million of bridge financing under the same terms and conditions as the Innovus Note.

12. Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of December 31, 2019:

	Total	2020	2021	2022	2023	2024	Thereafter
Prescription database	$1,342,000	$296,000	$534,000	$512,000	$–	$–	$–
Pediatric portfolio fixed payments and product minimums	29,824,000	2,107,000	18,471,000	2,950,000	2,950,000	1,346,000	2,000,000
Product milestone payments	3,000,000	–	–	–	3,000,000	–	–
	$34,166,000	$2,403,000	$19,005,000	$3,462,000	$5,950,000	$1,346,000	$2,000,000

Prescription Database

In May 2016, the Company entered into an agreement with a vendor that will provide it with prescription database information. The Company agreed to pay approximately $1.6 million over three years for access to the database of prescriptions written for Natesto. The payments have been broken down into quarterly payments.

Pediatric Portfolio Fixed Payments and Product Milestone

The Company assumed two fixed, periodic payment obligations to an investor (the “Fixed Obligation”). Beginning November 1, 2019 through January 2021, the Company will pay monthly payments of $86,840, with a balloon payment of $15,000,000 due in January 2021. A second fixed obligation requires the Company pay a minimum of $100,000 monthly through February 2026, except for $210,767 due January 2020. There is the potential for the second fixed obligation to rise an additional $1.8 million depending on product sales, which could trigger additional amounts to be paid.

In addition, the Company acquired a Supply and Distribution Agreement with TRIS Pharma (the “Karbinal Agreement”), under which the Company is granted the exclusive right to distribute and sell the product in the United States. The initial term of the Karbinal Agreement is 20 years. The Company will pay TRIS a royalty equal to 23.5% of net sales. Avadel has agreed to offset the 23.5% royalty payable by 8.5%, for a net royalty equal to 15%, in fiscal year 2018 and 2019 for net sales of Karbinal.

The make-whole payment is capped at $1,750,000 each year. The Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units through 2023. The Company is required to pay TRIS a royalty make whole payment of $30 for each unit under the 70,000 unit annual minimum sales commitment through 2033. The annual payment is due in August of each year. The Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million.

Milestone Payments

In connection with the Company’s intangible assets, Aytu has certain milestone payments, totaling $3.0 million, payable at a future date, are not directly tied to future sales, but upon other events certain to happen. These obligations are included in the valuation of the Company’s contingent consideration (see Note 10).

13. Capital Structure

At December 31, 2019 and June 30, 2019, Aytu had 20,733,052 and 17,538,071 common shares outstanding, respectively, and 10,215,845 and 3,594,981 preferred shares outstanding, respectively. The Company has 100 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

The Company has 50 million shares of non-voting, non-cumulative preferred stock authorized with a par value of $0.0001 per share, of which, 400,000 are designated as Series D Convertible preferred stock, and 10,000 are designated as Series F Convertible preferred stock, and 9,805,845 are designated as Series G Convertible preferred stock as of December 31, 2019. Liquidation rights for all series of preferred stock are on an as-converted to common stock basis.

Included in the common stock outstanding are 2,307,854 shares of restricted stock issued to executives, directors, employees and consultants.

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

In October 2019, Armistice Capital converted 2,751,148 shares of Series E Preferred Stock into 2,751,148 shares of common stock.

In October 2019, the Company issued 10,000 shares of Series F Convertible Preferred Stock, with a face value of $1,000 per share, and convertible at a conversion price of $1.00 (the “Current Conversion Price”). The terms of the Series F Convertible Preferred include a conversion price reset provision in the event a future financing transaction is priced below the Current Conversion Price. The Company has determined that concurrent with the adoption of ASU 2017-11, this down-round provision feature reflects a beneficial conversion feature contingent on a future financing transaction at a price lower than the Current Conversion Price. As the Series F Convertible Preferred stock is an equity classified instrument, any accounting arising from a future event giving rise to the beneficial conversion feature would have no net impact on the Company’s financial statements, as all activity would be recognized within Additional Paid-in-Capital and offset.

In November 2019, in connection with the Cerecor acquisition, the Company issued 9,805,845 shares of Series G Convertible Preferred stock.

14. Equity Incentive Plan

Share-based Compensation Plans

On June 1, 2015, Aytu’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of December 31, 2019, we have 692,204 shares that are available for grant under the 2015 Plan.

On December 23, 2019, the Company filed Form S-4 related to the proposed Innovus merger, in which shareholders are asked to approve an increase to 5.0 million total shares of common stock in the 2015 Plan. As of the date of this report, Aytu shareholders [approved] the proposal to increase the total number of common shares in the 2015 Plan.

Stock Options

Employee Stock Options: There were no grants of stock options to employees during the quarters ended December 31, 2019 and 2018, respectively, therefore, no assumptions are used for this quarter.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2019	1,607	$325.73	6.13
Expired	(125)	328.00	–
Outstanding December 31, 2019	1,482	325.54	6.07
Exercisable at December 31, 2019	1,482	$325.54	6.07

As of December 31, 2019, there was $0 unrecognized option-based compensation expense related to non-vested stock options.

In January 2020, the Company granted 12,500 shares of stock options to 5 employees pursuant to the 2015 Plan, which vest immediately upon grant. Compensation expense related to these options will be fully recognized in the three months ended March 31, 2020.

Restricted Stock

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years

Unvested at June 30, 2019	2,346,214	$1.83	9.1
Granted	–	–	–
Vested	–	–	–
Forfeited	(39,900)	2.57	–
Unvested at December 31, 2019	2,306,314	$1.81	8.6

During the quarter ended September 30, 2019, 5,150 shares of restricted stock were exchanged with common stock, and the Company recognized an increase in aggregate stock compensation expense of $2,600.

During the quarter ended December 31, 2019, 34,750 shares of restricted stock were exchanged with common stock, and the Company recognized an increase in aggregate stock compensation expense of $6,200.

Under the 2015 Plan, there was $3,573,000 of total unrecognized stock-based compensation expense related to the non-vested restricted stock as of December 31, 2019. The Company expects to recognize this expense over a weighted-average period of 8.57 years.

In January 2020, the Company issued 285,000 shares of restricted stock to directors and employees pursuant to the 2015 Plan. Of the 285,000 shares, 200,000 shares vest in November 2021 and share-based compensation expense will be recognized over a two-year period. 85,000 shares vest in January 2030 and share-based compensation expense will be recognized over a ten-year period.

The Company previously issued 1,540 shares of restricted stock outside the Company’s 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,297,000 as of December 31, 2019 and is expected to be recognized over the weighted average period of 6.52 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
Selling, general and administrative:	2019	2018	2019	2018
Stock options	$2,000	$41,000	$7,000	$107,000
Restricted stock	160,000	153,000	320,000	239,000
Total stock-based compensation expense	$162,000	$194,000	$327,000	$346,000

15. Warrants

In connection with the October 2019 private placement financing, the Company issued warrants (the October 2019 Warrants) to the investors to purchase an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $1.25 and a term of five years. These warrants feature a contingent cashless exercise provision. During the three months ended December 31, 2019, the cashless exercise contingency was satisfied, reducing the strike price of the October 2019 Warrants to $0. In January 2020, an investor exercised 2 million October 2019 Warrants using the cashless exercise feature.

While these warrants are classified as a component of equity, in order to allocate the fair value of the October 2019 private placement between the Series F Convertible Preferred Stock and the October 2019 Warrants, the Company was required to calculate the fair value of the October 2019 Warrants. These warrants issued had a relative fair value of $4.0 million. All warrants issued in October 2019 were valued using a Monte Carlo model. In order to calculate the fair value of the warrants, certain assumptions were made, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and contractual life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published betas of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

Significant assumptions in valuing the warrants issued during the quarter are as follows:

As of October 11, 2019
Expected volatility	1.53
Equivalent term (years)	5
Risk-free rate	1.59%
Dividend yield	0.00%

A summary of equity-based warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2019	16,218,908	$3.15	4.36
Warrants issued (*)	10,000,000	1.25	5.00
Warrants expired	–	–	–
Warrants exercised	–	–	–
Outstanding December 31, 2019	26,218,908	$2.43	4.21

(*) In January 2020, and investor exercised 2.0 million of the October 2019 private placement warrants under the cashless exercise provision.

A summary of liability warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2019	240,755	$72.00	3.16
Warrants expired	–	–	–
Warrants exercised	–	–	–
Outstanding December 31, 2019	240,755	$72.00	2.65

16. Net Loss Per Common Share.

Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of Aytu. For each three and six month period presented, the basic and diluted loss per share were the same for 2019 and 2018, as they were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

The following table sets-forth securities that could be potentially dilutive, but as of the quarters ended December 31, 2019 and 2018 are anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		Six Months Ended
		December 31
		2019	2018
Warrants to purchase common stock - liability classified	(Note 15)	240,755	240,755
Warrant to purchase common stock - equity classified	(Note 15)	26,218,908	12,065,506
Employee stock options	(Note 14)	1,482	1,787
Employee unvested restricted stock	(Note 14)	2,307,854	2,744,912
Performance-based options	(Note 14)	–	75,000
Convertible preferred stock	(Note 13)	10,215,845	4,532,664
		38,984,844	19,660,624

In January 2020, 2.0 million equity classified warrants were cashless exercised pursuant to the terms of the October 2019 warrants.

17. Subsequent Events

See Footnotes 1, 14, 15 and 16 for information relating to events occurring subsequent to December 31, 2019.

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

Overview, Liquidity and Capital Resources

We are a specialty pharmaceutical company focused on commercializing novel products that address significant patient needs such as hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, male infertility, various pediatric conditions and we plan to expand opportunistically into other therapeutic areas as we continue to execute on our growth plans.

We are currently focused on commercialization of the following products (i) Natesto®, a testosterone replacement therapy, or TRT, (ii) Tuzistra® XR, a codeine–based antitussive, (iii) ZolpiMist™, a short-term insomnia treatment and (iv), MiOXSYS®, a novel in vitro diagnostic system for male infertility assessment. Additionally, we completed an Asset Purchase Agreement (the “Purchase Agreement”) with Cerecor, Inc (“Cerecor”) on November 1, 2019, acquiring six products, (i) AcipHex® Sprinkle™, (ii) Cefaclor for Oral Suspension, (iii) Karbinal® ER, (iv) Flexichamber™, (v) Poly-Vi-Flor® and Tri-Vi-Flor™ (the “ “Pediatric Portfolio”). We immediately began to include these acquired Pediatric Portfolio in our commercialization efforts.

In the future we will seek to acquire additional commercial-stage or near-market products, including existing products we believe can offer distinct clinical advantages and patient benefits over existing other marketed products. Our management team’s prior experience has involved identifying both clinical-stage and commercial-stage assets that can be launched or re-launched to increase value, with a focused commercial infrastructure specializing in novel, niche products.

Our operations have historically consumed cash and are expected to continue to require cash, but at a declining rate. We expect to require capital beyond operating needs to complete and integrate the Pediatric Portfolio acquisition and the merger with Innovus Pharmaceuticals, Inc. (“Innovus”), approved by the shareholders of both Aytu and Innovus on on February 13, 2020, and expected to close February 14, 2020 (the “Merger”) (see below). Revenues for the three-months ended December 31, 2019 increased 77% compared to the three-months ended December 31, 2018, and revenues increased 100% and 14% for each of the years ended June 30, 2019 and 2018, respectively. Revenue is expected to continue to increase long-term, allowing us to rely less on our existing cash and cash equivalents, and proceeds from financing transactions. Cash used in operations during the six months ended December 31, 2019 was $9.1 million compared to $7.0 million for the six months ended December 31, 2018, due primarily to our acquisition of the Pediatric Portfolio on November 1, 2019, which consumed additional cash resources.

In addition, we assumed as part of the Pediatric Portfolio, (a) approximately $3.5 million of Medicaid rebates and product returns as they come due, (b) payment obligations due to an investor including fixed and variable payments consisting of (1) fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021 and (2) monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026.

On October 11, 2019, we entered into Securities Purchase Agreements (the “Purchase Agreement”) with two institutional investors (the “Investors”) providing for the issuance and sale by the Company (the “October 2019 Offering”) of $10.0 million of, (i) shares of our Series F Convertible Preferred Stock (the “Preferred Stock”) which are convertible into shares of common stock (the “Conversion Shares”) and (ii) warrants (the “Warrants”) which are exercisable for shares of common stock (the “Warrant Shares”), which expire January 10, 2025. The closing October 2019 Offering occurred on October 16, 2019. The Warrants had an exercise price equal to $1.25 and contain cashless exercise provisions. One such provision which was dependent on performance of our stock price between October 11, 2019 and the date of exercise of all, or a portion of the Warrants, subject to the entire transaction receiving shareholder approval was satisfied. Our shareholders approved the transaction on January 24, 2020. On January 27, 2020, 2.0 million cashless warrants were exercised to acquire 2.0 million shares of our common stock.

The net proceeds we received from the October 2019 Offering were approximately $9.3 million.  The net proceeds we receive from the October 2019 Offering will be used for general corporate purposes, including working capital.

As of the date of this Report, we expect our commercial costs for current operation to increase modestly as we continue to focus on revenue growth. The cost related to the addition of the Cerecor commercial team was partially offset by a reduction in force completed by the Company in October 2019. Our current asset position of $74.5 million plus the receipts expected from ongoing product sales will be used to fund operations. We will access the capital markets to fund operations when needed, and to the extent it becomes probable that existing cash and cash equivalents, and other current assets may become exhausted. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms that we consider to be favorable to us and our stockholders, or at all. However, we have been successful in accessing the capital markets in the past and is confident in our ability to access the capital markets again, if needed. Since we do not have sufficient cash and cash equivalents on-hand as of December 31, 2019 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) requires us to report that there exists an indication of substantial doubt about our ability to continue as a going concern.

As of the date of this report, we have inadequate capital resources to complete our near-term operating and transaction objectives. In anticipation of the cash outlays related to the merger, the Pediatric Portfolio acquisition, and funding our operations, we have taken the following steps to address its post-closing cash needs, including, but not limited to (i) engaging a placement agent to refinance the fixed obligation, and (ii) engaging in discussions with lenders to establish a debt facility to provide us with capital while considering other funding strategies. We will also require the investors that participated in the October PIPE to waive the financing prohibition which expires in April 2020. There is no guarantee that capital will be available on terms that we consider to be favorable. However, we have been successful in accessing the capital markets in the past and we are confident in our ability to access the capital markets again, if needed.

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

Nasdaq Listing Compliance. Our common stock is listed on The Nasdaq Capital Market. In order to maintain compliance with Nasdaq listing standards, we must, amongst other requirements, maintain a stockholders’ equity balance of at least $2.5 million pursuant to Nasdaq Listing Rule 5550(b). In that regard, on September 30, 2019, our stockholders’ equity totaled approximately $2.3 million, thereby potentially resulting in a stockholders’ equity deficiency upon the filing of the September 30, 2019 Form 10-Q. However, subsequent to September 30, 2019, we completed (i) the Offering with the Investors, raising approximately $9.3 million in equity financing (see Note 1), and (ii) the “Asset Purchase Agreement” in which we issued approximately 9.8 million shares of Series G Convertible Preferred Stock worth approximately $5.6 million, resulting in an increase in stockholders’ equity of approximately $14.8 million in the aggregate. Accordingly, as of the filing of this Form 10-Q for the three and six months ended December 31, 2019, our stockholders’ equity balance exceeds the minimum $2.5 million threshold and, therefore, we believe we are currently in compliance with all applicable Nasdaq Listing Requirements.

Strategic Growth Initiatives

Pursuant to our strategy of identifying and acquiring complimentary assets, we have entered into two transactions that will substantially increase the revenue generating capacity of the Company and provide opportunities to reduce the combined operating losses of Aytu. The dual impact of the transactions on revenue and operating expenses is expected to position the Company to achieve positive cash flow earlier than previously expected.

Acquisition of Pediatric Portfolio. On October 10, 2019, we entered into the Purchase Agreement with Cerecor, Inc. (“Cerecor”) to purchase and acquire Cerecor’s Portfolio of Pediatric Therapeutics (the “Pediatric Portfolio”), which closed on November 1, 2019. The Pediatric Portfolio consists of six pharmaceutical and other prescription products consisting of (i) AcipHex® Sprinkle™, (ii) Cefaclor for Oral Suspension, (iii) Karbinal® ER, (iv) Flexichamber™, (v) Poly-Vi-Flor® and Tri-Vi-Flor™. Total consideration transferred consisted of $4.5 million cash and approximately 9.8 million shares of Series G Convertible Preferred Stock, plus the assumption not more than $3.5 million of Medicaid rebates and products returns. In addition, we absorbed the majority of the Cerecor’s workforce focused on commercial sales, commercial contracts and customer relationships.

We have assumed obligations due to an investor including fixed and variable payments. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026.

Further, certain of the products in the Product Portfolio require royalty payments ranging from 15% to 38.0% of net revenue. One of the products in the Product Portfolio requires us to generate minimum annual sales sufficient to represent annual royalties of approximately $1.75 million.

Pending Merger

We entered into a definitive merger agreement (the “Merger Agreement”) between us and Innovus Pharmaceuticals, Inc. (“Innovus”) on September 12, 2019.The Merger was approved by the shareholders of both Aytu and Innovus on February 13, 2020 and is expected to close February 14, 2020.

Upon closing, the Merger will cause us to retire all of the outstanding common stock of Innovus for an estimate of (i) up to approximately 3.7 million in shares of the Company’s common stock, (ii) up to $16 million in milestone payments in the form of contingent value rights (CVRs) may be paid to Innovus shareholders in cash or stock over the next five years if certain revenue and profitability milestones are achieved. Innovus specializes in commercializing, licensing and developing safe and effective supplements and over-the-counter consumer health products. We anticipate that this transaction will formally close on February 14, 2020, subject to shareholder approval.

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

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of December 31, 2019) are presented in Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three and Six months ended December 31, 2019 compared to December 31, 2018

	Three Months Ended December 31,
	2019	2018	Change	%

Revenues
Product revenue, net	$3,175,236	1,795,011	1,380,225	77%

Operating expenses
Cost of sales	606,046	525,138	80,908	15%
Research and development	66,675	149,029	(82,354)	-55.3%
Selling, general and administrative	6,516,160	5,046,174	1,469,986	29.1%
Selling, general and administrative - related party	–	91,337	(91,337)	-100%
Amortization of intangible assets	953,450	534,063	419,387	79%
Total operating expenses	8,142,331	6,345,741	1,796,590	34%

Loss from operations	(4,967,095)	(4,550,730)	(416,365)	9%

Other (expense) income
Other (expense), net	(446,958)	(127,569)	(319,389)	250%
Gain from derecognition of contingent consideration	5,199,806	–	5,199,806	100%
Gain from warrant derivative liability	–	20,637	(20,637)	-100%
Total other (expense) income	4,752,848	(106,932)	4,859,780	-4545%

Net loss	$(214,247)	$(4,657,662)	4,443,415	-95%

	Six Months Ended December 31,
	2019	2018	Change	$

Revenues
Product revenue, net	$4,615,062	$3,226,820	$1,388,242	$43%

Operating expenses
Cost of sales	981,766	936,097	45,669	5%
Research and development	144,695	304,907	(160,212)	-52.5%
Selling, general and administrative	11,662,603	8,622,754	3,039,849	35.3%
Selling, general and administrative - related party		345,046	(345,046)	-100%
Amortization of intangible assets	1,528,567	986,020	542,547	55%
Total operating expenses	14,317,631	11,194,824	3,122,807	28%

Loss from operations	(9,702,569)	(7,968,004)	(1,734,565)	22%

Other (expense) income
Other (expense), net	(642,344)	(204,130)	(438,214)	215%
Gain from derecognition of contingent consideration liability	5,199,806	-	5,199,806	100%
Gain from warrant derivative liability	1,830	67,989	(66,159)	-97%
Total other (expense) income	4,559,292	(136,141)	4,695,433	-3449%

Net loss	$(5,143,277)	$(8,104,145)	$2,960,868	-37%

Product revenue. We recognized net revenue from product sales of $3.2 million and $1.8 million for the three months ended December 31, 2019 and 2018 respectively. We recognized net revenue from product sales of $4.6 million and $3.2 million for the six months ended December 31, 2019 and 2018 respectively. This increase was primarily driven by the acquisition of the Portfolio of Pediatric Therapeutics on November 1, 2019.

Our product portfolio includes Natesto, Tuzistra XR, ZolpiMist, and the MiOXSYS Systems. In November 2019, we acquired the portfolio of pediatric therapeutic commercial products from Cerecor, Inc. This transaction expanded our product portfolio with the addition of six pharmaceutical and other prescription products, AcipHex Sprinkle, Cefaclor, Karbinal, Flexichamber, Poly-Vi-Flor and Tri-Vi-Flor.

Cost of sales. The cost of sales of $0.6 million and $0.5 million recognized for the three months ended December 31, 2019 and 2018, respectively, and $1.0 million and $0.9 million recognized for the six months ended December 31, 2019 and 2018, respectively, are related to Natesto, Tuzistra XR, ZolpiMist, AcipHex Sprinkl, Cefaclor, Karbinal, Flexichamber, Poly-Vi-Flor, Tri-Vi-Flor and the MiOXSYS System. We expect cost of sales to increase in the future due to and in line with growth in revenue from product sales, however, the decline in costs of sales was the result of efforts to improve product margins.

Research and Development. Research and development expenses decreased $0.1, or 55.3%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Research and development expenses decreased $0.2, or 52.5%, for the six months ended December 31, 2019 compared to the six months ended December 31, 2018.

The decrease was due primarily to a decrease in research and development costs associated with the MiOXSYS System. We anticipate research and development expense to increase in fiscal 2020 as we anticipate funding a study to further support the clinical application of our MiOXSYS System.

Selling, General and Administrative. Selling, general and administrative costs increased $1.5 million, or 29.1%, for the three months ended December 31, 2019 compared the three months ended December 31, 2018. Selling, general and administrative costs increased $3.0 million, or 35.3%, for the six months ended December 31, 2019, compared to the six months ended December 31, 2018.

The primary increase was due to sales and marketing expenses related to Cerecor acquisition, labor, occupancy, travel, expanding our commercial team, and stock-based compensation.

Selling, General and Administrative – Related Party. Selling, general and administrative costs – related party comprise the cost of a services provided by TrialCard Inc. (“TrialCard”), of which one of our Directors, Mr. Donofrio, was an employee during the quarter ended December 31, 2018. Mr. Donofrio is no longer an employee of TrialCard.

 Amortization of Intangible Assets. Amortization expense for the remaining intangible assets was approximately $1.0 million and $0.5 million for the for the three months ended December 31, 2019 and 2018, respectively. Amortization of intangible assets was $1.5 million and $1.0 million for the six months ended December 31, 2019 and 2018, respectively. This expense is related to corresponding amortization of our finite-lived intangible assets. The increase of this expense is due to the Cerecor acquisition closed in this quarter.

Derecognition of contingent consideration. Gain of approximately $5.2 million from the derecognition of the estimated contingent consideration liability related to sales of Natesto with terms covered pursuant to the Amended and Restated License and Supply Agreement (the “Acerus Amendment”).

Liquidity and Capital Resources

	December 31,
	2019	2018

Net cash used in operating activities	$(9,087,054)	$(7,047,165)
Net cash used in investing activities	(5,954,635)	(860,287)
Net cash provided by financing activities	$9,258,350	$18,700,037

Net Cash Used in Operating Activities

During the six months ended December 31, 2019, our operating activities used $9.1 million in cash, which was greater than the net loss of $5.1 million, primarily as a result of derecognition of contingent consideration and an increase in accounts receivable, offset by the non-cash depreciation, amortization and accretion, stock-based compensation charges to earnings, coupled with an increase in accounts payable.

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

Net Cash Used in Investing Activities

During the six months ended December 31, 2019, we issued a note receivable to Innovus totaling $1.4 million. We also used $4.5 million for the Cerecor acquisition and we paid $105,000 in contingent consideration.

            During the six months ended December 31, 2018, we used $860,000 of cash for investing activities to purchase fixed and operating assets and received a $3,000 refund of our deposit for office space.

Net Cash from Financing Activities

Net cash provided by financing activities in the six months ended December 31, 2019 was $9.3 million. This was primarily related to the October 2019 Offering for gross proceeds of $10.0 million, offset by the offering cost of $0.7 million which was paid in cash.

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

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments is contained in Note 12 to the Financial
Statements.

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

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows, and/or future results. The risk factors in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or future results. There have been no material changes to the risk factors contained in our Annual Report, except as outlined below.

Risks Related to Our Financial Condition and Capital Requirements

If we are unable to consummate the merger, our stock price may be adversely affected and our financial condition may materially suffer.

If the merger is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the merger will be completed and the related benefits will be realized. In addition, if the merger is not completed our financial condition could materially suffer, including, but not limited to:

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

We will incur substantial transaction fees and costs in connection with the merger.

We expect to incur a significant amount of non-recurring expenses in connection with the merger, including legal, accounting, financial advisory and other expenses. Additional unanticipated costs may be incurred following consummation of the merger in the course of the integration of our businesses with that of Innovus and Cerecor. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the businesses will offset the transaction and integration costs in the near term, or at all.

Risks Related to our Organization, Structure, and Operation

We may not be able to realize anticipated cost synergies from the pending acquisition.

The success of the merger and the Cerecor transaction will depend, in part, on our ability to realize anticipated cost synergies. Our success in realizing these cost synergies, and the timing of this realization, depends on the successful integration of our business and operations with the acquired business and operations. Even if we are able to integrate the acquired businesses and operations successfully, this integration may not result in the realization of the full benefits of the cost synergies of the pending acquisition that we currently expect within the anticipated time frame or at all.

We intend to acquire, through mergers, asset purchases or in-licensing, businesses or products, or form strategic alliances, in the future, and we may not realize the intended benefits of such acquisitions or alliances.

We intend to acquire, through mergers, asset purchases or in-licensing, additional businesses or products, form strategic alliances and/or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses or assets with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses or assets if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. We cannot assure you that, following any such acquisition or alliance, we will achieve the expected synergies to justify the transaction. These risks apply to our acquisition of Natesto in April 2016, ZolpiMist in June 2018, Tuzistra XR in November 2018 and the Cerecor products in November 2019. As an example, we acquired Primsol in October 2015, but sold it in March 2017. Depending on the success or lack thereof of any of our existing or future acquired products and product candidates, we might seek to out-license, sell or otherwise dispose of any of those products or product candidates, which could adversely impact our operations if the dispositions triggers a loss, accounting charge or other negative impact.

Our business and operations could suffer in the event of information technology security breaches.

Security breaches, phishing, spoofing, attempts by others to gain unauthorized access to our information technology systems, and other cyberattacks are becoming more sophisticated and are sometimes successful. These incidents, which might be related to industrial or other espionage, include covertly introducing malware to our computers and networks (or to an electronic system operated by a third party for our benefit) and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use, transfer, or publication of our intellectual property, our confidential business information, or the personal data of our employees by third parties or by our employees could harm our competitive position, reduce the value of our strategic initiatives or otherwise adversely affect our business. To the extent that any security breach or other cybersecurity incident results in inappropriate disclosure of our customers’, suppliers’, licensees’ or employees’ confidential information, we may incur liability as a result. We expect to continue devoting significant resources to the security of our information technology systems and the training of our employees. However, we cannot ensure that our efforts will be sufficient to prevent or mitigate the damage caused by a cyberattack, cybersecurity incident or network disruption.

Our Amended and Restated Bylaws provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended and Restated Bylaws provides that the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Notwithstanding the foregoing, the exclusive provision shall not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

Risks Related to Securities Markets and Investment in our Securities

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

On September 30, 2019, our stockholders’ equity totaled approximately $2.3 million, thereby potentially resulting in a stockholders’ equity deficiency upon the filing of this Form 10-Q. However, subsequent to September 30, 2019, we completed (i) the Offering with the Investors, raising approximately $9.2 million in equity financing (see Note 1), and (ii) the “Asset Purchase Agreement” in which we issued approximately 9.8 million shares of Series G Convertible Preferred Stock worth an initial estimate of approximately $5.6 million, resulting in an increase in stockholders’ equity of approximately $14.8 million in the aggregate. Accordingly, as of the filing of this Form 10-Q for the three months ended September 30, 2019, our stockholders’ equity balance exceeds the minimum $2.5 million threshold and, therefore, we believe we are currently in compliance with all applicable Nasdaq Listing Requirements.

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

On November 1, 2019, Aytu became aware that as of September 30, 2019, Aytu stockholders’ equity fell below the $2.5 million threshold. However, as of October 13, 2019, the deficiency was remediated as a result of Aytu completing an offering, raising approximately $9.3 million in equity financing. Aytu proactively contacted the Nasdaq Capital Markets on November 5, 2019 to disclose and discuss non-compliance with Rule 5550(b) as of September 30, 2019 and the subsequent remediation. Aytu proposed disclosures to be included in its Form 10-Q for the three months ended September 30, 2019 to mitigate any need to address the matter subsequent to the filing of the Company’s Form 10-Q.

Risks Related to the Merger

The following risk factors relate to the potential merger between Aytu and Innovus.

Because the exchange ratio is fixed and the market price of shares of Aytu common stock have fluctuated downwards and may continue to fluctuate, and because of the uncertainty of the value of, and the ultimate realization on, the contingent value rights (“CVRs”), Innovus stockholders cannot be sure of the value of the merger consideration they will receive in the merger.

Upon completion of the merger, each holder of shares of Innovus common stock outstanding immediately prior to the completion of the merger (other than excluded stock and dissenting stock) will be converted into the right to receive (1) their proportionateshare of Aytu common stock to be issued at closing having an aggregate value of up to $8 million (subject to certain deductions) and based on an Aytu share price of $1.69 per share, (2) cash in lieu of fractional shares of Aytu common stock and (3) for each share of Innovus stock, one CVR, as described in more detail in the joint proxy statement/prospectus under the heading “The Merger Agreement—Merger Consideration.” Because the exchange ratio is fixed, the value of the Equity Issuances will depend on the market price of shares of Aytu common stock at the time the merger is completed. The market price of shares of Aytu common stock has fluctuated since the date of the announcement of the merger agreement, closing as low as $0.67 since the execution of the merger agreement, and may continue to fluctuate from the date of the joint proxy statement/prospectus to the date of the Innovus special meeting and the date the merger is completed, which could occur a considerable amount of time after the date of the Innovus special meeting, and thereafter. In addition, although an increase in the price of shares of Aytu common stock may benefit Innovus stockholders, in the event the price of shares of Aytu common stock is less than $1.69 at the time of closing of the merger, Innovus stockholders will realize a decrease in the value of the merger consideration. Moreover, the CVRs are non-transferable and there is also uncertainty regarding the value of the CVRs and whether any payment will ultimately be realized on the CVRs.

The market price of shares of Aytu common stock after the merger will continue to fluctuate and may be affected by factors different from those that are currently affecting or historically have affected the market price of shares of Innovus common stock or Aytu common stock.

Upon completion of the merger, holders of shares of Innovus common stock will become holders of shares of Aytu common stock. The market price of Aytu common stock may fluctuate significantly following completion of the merger, and holders of shares of Innovus common stock could lose the value of their investment in Aytu common stock if, among other things, the combined company is unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the Innovus and Aytu business are not realized, or if the transaction costs relating to the merger are greater than expected, or if the financing related to the merger is on unfavorable terms. The market price also may decline if the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on the combined company’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. The issuance of shares of Aytu common stock in the merger could on its own have the effect of depressing the market price for Aytu common stock. In addition, many Innovus stockholders may decide not to hold the shares of Aytu common stock they receive as a result of the merger. Other Innovus stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Aytu common stock they receive as a result of the merger. Any such sales of Aytu common stock could have the effect of depressing the market price for Aytu common stock.

In addition, in the future Aytu may issue additional securities to raise capital. Aytu may also acquire interests in other companies by issuing Aytu common stock to finance the acquisition, in whole or in part. Aytu may also issue securities convertible into Aytu common stock.

Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Aytu common stock, regardless of Aytu’s actual operating performance.

The businesses of Aytu differ from those of Innovus in important respects and, accordingly, the results of operations of the combined company after the merger, as well as the market price of shares of Aytu common stock, may be affected by factors different from those that are currently affecting, historically have affected or would in the future affect the results of operations of Innovus and Aytu as stand-alone public companies, as well as the market price of shares of Innovus common stock and Aytu common stock prior to completion of the merger.

On October 10, 2019, Aytu entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cerecor Inc. (“Cerecor”) to purchase and acquire certain of Cerecor’s pediatric and primary care product lines. Upon closing, as up-front consideration, Aytu paid a cash payment of $4.5 million, issued Series G convertible preferred stock valued at $12.5 million and assumed certain of Cerecor’s financial and royalty obligations, which include approximately $16.575 million of fixed payment obligations to Deerfield CSF, LLC and not more than $3.5 million of Medicaid rebates and products returns. The Series G convertible preferred stock can only be converted following approval of the Aytu shareholders. A preliminary proxy statement was filed on November 21, 2019 in anticipation of a shareholder meeting to vote on this proposal. The Series G convertible preferred stock and shares of Aytu common stock will be subject to a lock-up through July 1, 2020, restricting any transfers of such securities per a lock-up agreement with Cerecor. The potential issuance of shares of Aytu common stock underlying the convertible preferred stock to be issued in the Cerecor transaction could have the effect of depressing the market price for Aytu common stock.

Aytu and Innovus may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

Aytu’s success after the transaction will depend in part on the ability of Aytu to retain key executives and other employees of Innovus. Uncertainty about the effect of the merger on Aytu and Innovus employees may have an adverse effect on each of Aytu and Innovus separately and consequently the combined business. This uncertainty may impair Aytu’s and/or Innovus’ ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the merger, as employees of Aytu and Innovus may experience uncertainty about their future roles in the combined business.

Furthermore, if key employees of Aytu or Innovus depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, Aytu may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent, and the combined company’s ability to realize the anticipated benefits of the merger may be materially and adversely affected. No assurance can be given that the combined company will be able to attract or retain key employees to the same extent that Innovus has been able to attract or retain employees in the past.

Completion of the merger is subject to a number of other conditions, and if these conditions are not satisfied or waived, the merger will not be completed.

The obligations of Aytu and Innovus to complete the merger are subject to satisfaction or waiver of a number of conditions including, among other conditions: (1) the adoption of the merger agreement by a majority of the holders of the outstanding shares of Innovus common stock, (2) approval of the issuance of Aytu common stock, the CVRs and any other securities issued in connection with the merger by a majority of the votes cast by Aytu stockholders on the matter, (3) approval for listing on the Nasdaq Capital Market of Aytu common stock to be issued in connection with the merger, (4) effectiveness of the registration statement for the Aytu common stock to be issued in the merger and the absence of any stop order suspending that effectiveness or any proceedings for that purpose pending before the SEC, (5) Entry of the parties into the CVR agreement, (6) the absence of any injunction or order issued by any court or other governmental authority of competent jurisdiction that enjoins, prevents or prohibits completion of the merger, (7) all required consents, approvals and other authorizations of any governmental entity, as described in the merger agreement, shall have been obtained, (8) Aytu and certain officers of Innovus shall have entered into an employment agreement or separation agreements, as applicable, (9) accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the merger agreement and (10) compliance in all material respects with the other party’s obligations under the merger agreement. For a more complete summary of the conditions that must be satisfied or waived prior to completion of the merger, see “The Merger Agreement— Conditions to Closing the Merger” beginning on page 179 of the joint proxy statement/prospectus. There can be no assurance that the conditions to closing the merger will be satisfied or waived or that the merger will be completed within the expected time frame, or at all.

Aytu and Innovus may be targets of transaction related lawsuits which could result in substantial costs and may delay or prevent the merger from being completed. If the merger is completed, Aytu will also assume Innovus’ risks arising from various legal proceedings.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Aytu’s and Innovus’ respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, then that injunction may delay or prevent the merger from being completed, which may adversely affect Aytu’s and Innovus’ respective business, financial position and results of operation. See “Litigation Relating to the Merger” beginning on page 174 of the joint proxy statement/prospectus for more information about any litigation related to the merger and “Legal Proceedings” on page 107 of the joint proxy statement/prospectus for more information about certain litigation related to the Cerecor transaction that has been commenced prior to the date of the joint proxy statement/prospectus. There can be no assurance that no complaints will be filed with respect to the merger, or that any additional complaints will be filed with respect to the Cerecor transaction. Currently, with regard to the merger, Aytu and Innovus are not aware of any securities class action lawsuits or derivative lawsuits being filed with respect to the merger.

If the merger is completed, Aytu may fail to realize the anticipated benefits and cost savings of the merger, which could adversely affect the value of shares of Aytu common stock.

The success of the merger will depend, in part, on Aytu’s ability to realize the anticipated benefits and cost savings from combining the businesses of Aytu and Innovus. Aytu’s ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

●
Aytu’s ability to successfully combine the businesses of Aytu and Innovus;
●
the risk that the combined businesses will not perform as expected;
●
the extent to which Aytu will be able to realize the expected synergies, which include potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and value creation resulting from the combination of the businesses of Aytu and Innovus;
●
the possibility that Aytu paid more for Innovus than the value it will derive from the merger;
●
the assumption of known and unknown liabilities of Innovus;
●
the possibility of a decline of the credit ratings of the combined company following the completion of the merger; and
●
the possibility of costly litigation challenging the merger.

If Aytu is not able to successfully combine the businesses of Aytu and Innovus within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the merger may not be realized fully or may take longer to realize than expected, the combined businesses may not perform as expected and the value of the shares of Aytu common stock may be adversely affected.

Aytu and Innovus have operated and, until completion of the merger will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Aytu or Innovus employees, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Innovus and Aytu in order to realize the anticipated benefits of the merger so the combined business performs as expected include, among others:

●
combining the companies’ separate operational, financial, reporting and corporate functions;
●
integrating the companies’ technologies, products and services;
●
identifying and eliminating redundant and underperforming operations and assets;
●
harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;
●
addressing possible differences in corporate cultures and management philosophies;
●
maintaining employee morale and retaining key management and other employees;
●
attracting and recruiting prospective employees;
●
consolidating the companies’ corporate, administrative and information technology infrastructure;
●
coordinating sales, distribution and marketing efforts;
●
managing the movement of certain businesses and positions to different locations;
●
maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors;
●
coordinating geographically dispersed organizations;
●
consolidating facilities of Innovus and Aytu that are currently in or near the same location; and
●
effecting potential actions that may be required in connection with obtaining regulatory approvals.

In addition, at times, the attention of certain members of each company’s management and each company’s resources may be focused on completion of the merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

Innovus’ executive officers and directors have interests in the merger that may be different from your interests as a stockholder of Innovus.

When considering the recommendation of the Innovus Board that Innovus stockholders vote in favor of the adoption of the merger agreement, Innovus stockholders should be aware that Innovus’ directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of Innovus stockholders generally, including new employment agreements, potential severance benefits, separation agreements, treatment of outstanding Innovus equity awards pursuant to the merger agreement and potential vesting of such awards in connection with a qualifying termination of employment on or following the merger (or, in certain circumstances, a termination of employment that otherwise occurs in connection with the merger), and rights to ongoing indemnification and insurance coverage. In addition, Steven Boyd, who is a director of Aytu, is the Chief Investment Officer and a director of Armistice, which is a substantial stockholder of both Aytu and Innovus. As a substantial stockholder of both companies, Armistice has significant influence over the outcome of the vote of Innovus’ stockholders regarding the merger consideration and will receive a substantial portion of the merger consideration issuable in the merger. See “Interests of Innovus’ Directors and Executive Officers in the Merger” beginning on page 191 of the joint proxy statement/prospectus for a more detailed description of these interests. The Innovus Board was aware of these interests and considered them, in addition to other matters, in evaluating and negotiating the merger agreement and in recommending that Innovus stockholders adopt the merger agreement.

Aytu’s executive officers and directors have interests in the merger that may be different from your interests as a stockholder of Innovus.

In considering the proposal to approve the merger agreement, as recommended by the Aytu Board, Aytu stockholders should be aware that Aytu’s directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of Aytu stockholders generally. Steven Boyd, who is a director of Aytu, is the Chief Investment Officer and a director of Armistice, which is a substantial stockholder of both Aytu and Innovus.. As a substantial stockholder of both companies, Armistice has the ability to control the outcome of the vote of Aytu’s stockholders regarding the merger consideration and will receive a substantial portion of the merger consideration issuable in the merger. These interests are described in further detail under “The Merger—Interests of Aytu’s Directors and Executive Officers in the Merger” and “The Merger Agreement—Indemnification and Insurance” beginning on pages 199 and 187, respectively, of the joint proxy statement/prospectus. The Aytu Board was aware of these interests and considered them, among other matters, in evaluating and negotiating the merger agreement, in reaching its decision to approve the merger agreement and the transactions contemplated by the merger agreement (including the merger consideration), and in recommending to Aytu stockholders that the merger consideration be approved.

The merger agreement contains provisions that make it more difficult for Aytu and Innovus to pursue alternatives to the merger and may discourage other companies from trying to acquire Innovus for greater consideration than what Aytu has agreed to pay.

The merger agreement contains provisions that make it more difficult for Innovus to sell its business to a party other than Aytu, or for Aytu to sell its business. These provisions include a general prohibition on each party soliciting any acquisition proposal. Further, there are only limited exceptions to each party’s agreement that its board of directors will not withdraw or modify in a manner adverse to the other party the recommendation of its board of directors in favor of the adoption of the merger agreement, in the case of Innovus, or the approval of the stock issuance, in the case of Aytu, and the other party generally has a right to match any acquisition proposal that may be made. However, at any time prior to the adoption of the merger agreement by Innovus stockholders, in the case of Innovus, or the approval of the stock issuance by Aytu stockholders, in the case of Aytu, such party’s board of directors is permitted to make an adverse recommendation change if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties under applicable law. In the event that either the Innovus Board or the Aytu Board make an adverse recommendation change, then such party may be required to pay a $250,000 termination fee. Aytu and Innovus also will be required to pay certain transaction expenses and other costs incurred in connection with the merger, whether or not the merger is completed, including certain fees and expenses of the other party in connection with the Innovus fee reimbursement or the Aytu fee reimbursement, as applicable. See “The Merger Agreement—No Solicitation” and “The Merger Agreement—Termination Fees and Expenses” beginning on pages 184 and 189, respectively, of the joint proxy statement/prospectus.

The parties believe these provisions are reasonable and not preclusive of other offers, but these restrictions might discourage a third party that has an interest in acquiring all or a significant part of either Innovus or Aytu from considering or proposing an acquisition proposal, even if that party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration, in the case of Innovus, or that party were prepared to enter into an agreement that may be favorable to Aytu or its stockholders, in the case of Aytu. Furthermore, the termination fees described above may result in a potential competing acquirer proposing to pay a lower per-share price to acquire the applicable party than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by such party in certain circumstances.

The shares of Aytu common stock to be received by Innovus stockholders upon completion of the merger will have different rights from shares of Innovus common stock.

Upon completion of the merger, Innovus stockholders will no longer be stockholders of Innovus, but will instead become stockholders of Aytu, and their rights as Aytu stockholders will be governed by the terms of Aytu’s certificate of incorporation, as it may be amended from time to time, which is referred to in the joint proxy statement/prospectus as Aytu’s certificate of incorporation, and Aytu’s amended and restated by-laws, as they may be amended from time to time, which are referred to in the joint proxy statement/prospectus as Aytu’s by-laws. The terms of Aytu’s certificate of incorporation and Aytu’s by-laws are in some respects materially different than the terms of Innovus’ certificate of incorporation, as they may be amended from time to time, which is referred to in the joint proxy statement/prospectus as Innovus’ certificate of incorporation, and Innovus’ amended and restated by-laws, as they may be amended from time to time, which are referred to in the joint proxy statement/prospectus as Innovus’ by-laws, which currently govern the rights of Innovus stockholders. See “Comparison of Stockholder Rights” beginning on page 228 of the joint proxy statement/prospectus for a discussion of the different rights associated with shares of Innovus common stock and shares of Aytu common stock.

In general, current Aytu stockholders and Innovus stockholders will have a reduced ownership and voting interest after the merger and will exercise less influence over the management of the combined company.

The total number of shares of Aytu common stock to be issued to Innovus stockholders at closing is determined pursuant to a formula set forth in Section 2.01(b)(i) of the merger agreement.  Under this formula, taking into account the amount of additional debt incurred by Innovus since the date of signing and the impact of certain other components that are currently calculable, we do not expect the total number of shares of Aytu common stock to be issued to exceed approximately 3.9 million. The actual number of shares to be issued could be further decreased if Innovus takes on additional debt, incurs other long-term liabilities or suffers working capital decreases as compared to its June 30, 2019 balance.  Because each Innovus stockholder will receive its proportionate share of the Aytu common stock to be delivered at closing, the number of shares of Aytu common stock to be issued to any particular Innovus stockholder will be determined at the time of completion of the merger based on the number of shares of Innovus common stock outstanding at such time.  As a result, the number of shares of Aytu common stock to be issued to a particular Innovus stockholder will be reduced as a result of any new issuances by Innovus of common stock or securities convertible into common stock prior to the closing of the merger. Based on the approximately 3.9 million shares of Aytu common stock expected to be issued to Innovus stockholders at closing and the 20,733,052 shares of Aytu common stock outstanding as of December 20, 2019, it is expected that, immediately after completion of the merger, Aytu stockholders are expected to own approximately 84% of the outstanding shares of Aytu common stock and former Innovus stockholders are expected to own approximately 16% of the outstanding shares of Aytu common stock (without consideration of the shares of Aytu common stock underlying the CVRs, common stock underlying the Aytu Series H convertible preferred stock to be offered in exchange for certain Innovus warrants, and common stock to be issued to certain employees of Innovus immediately post-merger under the Aytu Incentive Plan).  Aytu and Innovus stockholders should be aware however that their ultimate percentage ownership of Aytu could be diluted by other transactions relating to the Merger.  For example, shares of Aytu common stock will be reserved for issuance pursuant to the terms of the CVRs, the Aytu Series H convertible preferred stock to be offered in exchange for certain Innovus warrants, and certain employee stock awards currently held by Innovus executives and new awards to be issued after closing of the Merger to Innovus executives who remain with the combined company.  In addition, shares of Aytu common stock may be issued from time to time following the effective time of the merger to holders of Innovus warrants on the terms set forth in such warrants. See “The Merger Agreement—Treatment of Innovus Warrants” beginning on page 178 of the joint proxy statement/prospectus for a more detailed explanation. In addition, shares of Aytu common stock may be issued in payment of the CVRs. See “Description of the CVRs—Contingent Value Rights Agreement” beginning on page 221. Consequently, current Aytu stockholders in the aggregate will have less influence over the management and policies of Aytu than they currently have over the management and policies of Aytu, and Innovus stockholders in the aggregate will have significantly less influence over the management and policies of Aytu than they currently have over the management and policies of Innovus.

Armistice, which is a significant stockholder of both Aytu and Innovus, will be the largest stockholder of the combined company following the merger and able to exercise control over Aytu.

If, on December 20, 2019, the conditions to closing the merger are satisfied and the merger closes as described in the merger agreement, and assuming approximately 3.9 million shares of common stock are issued at close, Armistice would be expected to receive up to 291,679 shares of Aytu common stock (not including shares of Aytu common stock underlying CVRs and any shares of Series H convertible preferred stock in the event Armistice elects to exchange certain outstanding Innovus warrants with cash-out rights for shares of such Series H convertible preferred stock prior to the closing of the merger).

After giving effect to Armistice’s receipt of the merger consideration (without considering any potential CVR payout or shares of Series H convertible preferred stock in the event Armistice elects to exchange certain outstanding Innovus warrants with cash-out rights), Armistice would beneficially own up to 21,800,687 shares of Aytu common stock, including 13,637,796 shares of common stock underlying Armistice owned preferred stock/warrants, representing approximately 56.9% of the shares of Aytu common stock expected to be outstanding after the merger, including shares beneficially owned by Armistice. Armistice is, and after the merger will continue to be, the largest stockholder of Aytu and will be able to exercise control over Aytu. Armistice may use such control to influence Aytu after the merger in ways that could negatively affect Aytu’s operations and financial results. Notwithstanding the above, Armistice is restricted from holding at any given time greater than 40.0% of the outstanding Aytu common stock.

One of the conditions to closing the merger is the absence of any injunction or order being in effect that prohibits completion of the merger. Accordingly, if a plaintiff is successful in obtaining any injunction or order prohibiting the completion of the merger, then such injunction or order may prevent the merger from being completed, or from being completed within the expected timeframe.

In addition, if Aytu completes the merger, it will assume Innovus’ risks arising from legal proceedings. Like many pharmaceutical companies, Innovus is involved in various trademark, copyright, consumer, commercial, government investigations and other legal proceedings that arise from time to time in the ordinary course of its business. Aytu cannot predict with certainty the eventual outcome of Innovus’ pending or future legal proceedings and the ultimate outcome of such matters could be material to the combined company’s results of operations, cash flows and financial condition.

The indebtedness of the combined company following completion of the merger will be greater than Aytu’s indebtedness on a stand-alone basis and greater than the combined indebtedness of Aytu and Innovus existing prior to the announcement of the merger agreement. This increased level of indebtedness could adversely affect the combined company’s business flexibility, and increase its borrowing costs. Any resulting downgrades in Aytu’s and/or Innovus’ credit ratings could adversely affect Aytu’s, Innovus’ and/or the combined company’s respective businesses, cash flows, financial condition and operating results.

As of December 18, 2019, the outstanding indebtedness of Innovus is $3.6 million, which is subject to change between December 18, 2019 and the closing. As a result of the merger, Aytu will assume the outstanding indebtedness of Innovus at the closing. In addition, in connection with the Cerecor transaction, Aytu assumed approximately $16.5 million of outstanding indebtedness of Cerecor. The amount of cash required to service Aytu’s increased indebtedness levels and thus the demands on Aytu’s cash resources will be greater than the amount of cash flows required to service the indebtedness of Aytu individually prior to the merger. The increased levels of indebtedness could also reduce funds available to fund Aytu’s efforts to combine its business with Innovus and realize expected benefits of the merger and/or engage in investments in product development, capital expenditures, and other activities and may create competitive disadvantages for Aytu relative to other companies with lower debt levels. Aytu may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. Aytu’s ability to arrange additional financing or refinancing will depend on, among other factors, Aytu’s financial position and performance, as well as prevailing market conditions and other factors beyond Aytu’s control. Aytu cannot assure you that it will be able to obtain additional financing or refinancing on terms acceptable to Aytu or at all.

Aytu may not be able to service all of the combined company’s indebtedness and may be forced to take other actions to satisfy Aytu’s obligations under Aytu’s indebtedness, which may not be successful. Aytu’s failure to meet its debt service obligations could have a material adverse effect on the combined company’s business, financial condition and results of operations.

Aytu depends on cash on hand and revenue from operations to make scheduled debt payments. Aytu expects to be able to meet the estimated cash interest payments on the combined company’s debt following the merger through a combination of the expected revenue from operations of the combined company. However, Aytu’s ability to generate sufficient revenue from operations of the combined company and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of Aytu’s control. There can be no assurance that these sources will be adequate. If Aytu is unable to service Aytu’s indebtedness and fund Aytu’s operations, Aytu will be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance Aytu’s indebtedness. Any such action may not be successful and Aytu may be unable to service Aytu’s indebtedness and fund Aytu’s operations, which could have a material adverse effect on the combined company’s business, financial condition or results of operations.

Aytu will incur significant transaction and integration-related costs in connection with the merger. In addition, the merger may not be accretive, and may be dilutive, to Aytu’s earnings per share, which may negatively affect the market price of shares of Aytu’s common stock.

Aytu expects to incur a number of non-recurring costs associated with the merger and combining the operations of the two companies. Aytu will incur significant transaction costs related to the merger. Aytu also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Aytu continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. While Aytu has assumed that a certain level of transaction expenses will be incurred, factors beyond Aytu’s control, such as certain of Innovus’ expenses, could affect the total amount or the timing of these expenses. Although Aytu expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Aytu to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in dilution, including the issuance of shares of Aytu common stock or delivery of cash in payment of the CVRs upon the achievement of milestones, adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the merger. Any dilution of, decrease in or delay of any accretion to, Aytu’s earnings per share could cause the price of shares of Aytu common stock to decline or grow at a reduced rate.

Following the closing of the merger, there is a risk that a significant amount of the combined company’s total assets will be related to acquired intangible assets and goodwill, which are subject to annual impairment reviews, or more frequent reviews if events or circumstances indicate that the carrying value may not be recoverable. Because of the significance of these assets, any charges for impairment as well as amortization of intangible assets could have a material adverse effect on the combined company’s results of operations and financial condition.

The combined company will be subject to the risks that Innovus faces, in addition to the risks faced by Aytu. In particular, the success of the combined company will depend on its ability to obtain, commercialize and protect intellectual property.

Innovus and Aytu currently have a limited number of products (including products to be acquired by Aytu from Cerecor in the Cerecor transaction) and the combined company may not be successful in marketing and commercializing these products. In addition, following the merger Aytu may seek to develop current or new product candidates of both Aytu and Innovus. The testing, manufacturing and marketing of these products would require regulatory approvals, including approval from the FDA and similar bodies in other countries. To the extent the combined company seeks to develop product candidates, the future growth of the combined company would be negatively affected if Aytu, Innovus or the combined company fails to obtain requisite regulatory approvals within the expected time frames, or at all, in the United States and internationally for products in development and approvals for Aytu’s existing products for additional indications.

Upon the expiration or loss of patent protection for any of Aytu’s or Innovus’ existing products, or upon the “at-risk” launch (despite pending patent infringement litigation against the generic product) by a manufacturer of a generic version of one of these products, the combined company may quickly lose a significant portion of its sales of that product. Any such expiration or loss of patent protection that occurs sooner than anticipated would be harmful to the combined company and could have a material adverse effect on its business, financial condition or results of operations.

The unaudited pro forma combined financial information and prospective financial information included in the joint proxy statement/prospectus are presented for illustrative purposes only and do not represent the actual financial position or results of operations of the combined company following completion of the merger or reflect the effect of any divestitures that may be required in connection with the merger.

The unaudited pro forma combined financial information and prospective financial information contained in the joint proxy statement/prospectus is presented for illustrative purposes only, contains a variety of adjustments, assumptions and preliminary estimates and does not represent the actual financial position or results of operations of Aytu and Innovus prior to the merger or that of the combined company following the merger for several reasons. Among other things, the unaudited pro forma combined financial information does not reflect the effect of any potential divestitures that may occur prior to or subsequent to completion of the merger, the projected realization of cost savings following completion of the merger or any changes in applicable law (including applicable tax law) after the date of the joint proxy statement/prospectus. See the sections entitled “Certain Unaudited Pro Forma Condensed Combined Financial Statements,” “Innovus Proposal I: Adoption of the Merger Agreement and Aytu Proposal I: Approval of the Merger Consideration—Certain Unaudited Prospective Financial Information” and “Comparative Historical and Unaudited Pro Forma Combined Per Share Data” beginning on pages 84, 152 and 83, respectively, of the joint proxy statement/prospectus. The actual financial positions and results of operations of Innovus and Aytu prior to the merger and that of the combined company following the merger may not be consistent with, or evident from, the unaudited pro forma combined financial information or prospective financial information included in the joint proxy statement/prospectus. In addition, the assumptions used in preparing the unaudited pro forma combined financial information and/or the prospective financial information included in the joint proxy statement/prospectus may not be realized and may be affected by other factors, which could lead to material changes to the combined company’s business that are not reflected in the unaudited pro forma combined financial information. Any significant changes in the market price of shares of Aytu common stock may cause a significant change in the purchase price used for Aytu’s accounting purposes and the pro forma combined financial information contained in the joint proxy statement/prospectus.

The opinion of Innovus’ financial advisor does not reflect changes in circumstances that may have occurred or that may occur between the signing of the merger agreement and the completion of the merger.

The Innovus Board has not obtained an updated opinion from its financial advisor as of the date of the joint proxy statement/prospectus, nor does it expect to receive an updated, revised or reaffirmed opinion prior to the completion of the merger. Changes in the operations and prospects of Innovus, general market and economic conditions and other factors that may be beyond the control of Innovus, and on which Innovus’ financial advisor’s opinion was based, may significantly alter the value of Innovus or the share price of Innovus common stock by the time the merger is completed. The opinion does not speak as of the time the merger will be completed or as of any date other than the date of such opinion. Because Innovus’ financial advisor will not be updating its opinion, the opinion will not address the fairness of the merger consideration from a financial point of view at the time the merger is completed. The Innovus Board’s recommendation that Innovus stockholders approve the merger proposal, however, is made as of the date of the joint proxy statement/prospectus. For a description of the opinion that the Innovus Board received from its financial advisors, see “Innovus Proposal I: Adoption of the Merger Agreement and Aytu Proposal I: Approval of the Merger Consideration—Opinion of Innovus’ Financial Advisors” beginning on pages 152 of the joint proxy statement/prospectus.

Certain Innovus agreements may contain change of control provisions that may have been triggered by the merger that, if acted upon or not waived, could cause the combined company to lose the benefit of such agreement and incur liabilities or replacement costs, which could have a material adverse effect on the combined company.

Innovus is party to, or may become party to after the date hereof, various agreements with third parties that may contain change of control provisions that may be triggered upon the completion of the merger. Agreements with change of control provisions typically provide for or permit the termination of the agreement upon the occurrence of a change of control of one of the parties which can be waived by the relevant counterparties. In the event that there is such a contract or arrangement requiring a consent or waiver in relation to the merger or the merger agreement, for which such consent or waiver was not obtained, the combined company could lose the benefit of the underlying agreement and incur liabilities or replacement costs, which could have an adverse effect on the operations of the combined company.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following completion of the merger.

Following completion of the merger, the size of the combined company’s business will be significantly larger than the current size of either Aytu’s or Innovus’ respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and its ability to manage a combined business with significantly larger size and scope with the associated increased costs and complexity. There can be no assurances that the management of the combined company will be successful or that the combined company will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

Risks Related to the CVRs

You may not receive any payment on the CVRs.

Your right to receive any future payment on the CVRs will be contingent upon the achievement of certain agreed upon operational milestones within the time periods specified in the CVR agreement. If the CVR milestones, as defined in the section titled “Descriptions of the CVRs—Milestone Payment” starting on page 221 of the joint proxy statement/prospectus, are not achieved for any reason within the time periods specified in the CVR agreement, no payment will be made under the CVRs, and the CVRs will expire valueless. Accordingly, the value, if any, of the CVRs is speculative, and the CVRs may ultimately have no value. See “Description of the CVRs” beginning on page 221 of the joint proxy statement/prospectus.

Any payment on the CVRs may be made in shares of Aytu common stock at a deemed minimum per share price of $6 per share, which means you may receive shares of Aytu common stock with a value of less than the applicable CVR payment if the closing price of Aytu’s common stock is less than $6 per share at the time of payment.

If a CVR milestone is achieved, the payment on such CVR will be made in Aytu common stock and/or cash, at Aytu’s option. Any payment amounts made in Aytu common stock will be calculated using the greater of (i) $6.00 per share or (ii) the weighted average price of Aytu’s common stock, as reported by Bloomberg, for a twenty (20) day trading period immediately prior to the date for calculating the payment amount owed. In the event Aytu’s common stock is trading at a value of less than $6.00 per share on any particular payment date, Innovus stockholders will receive shares of Aytu common stock valued at $6.00 per share as payment for the achievement of that particular CVR milestone. However, the sum of the fair value of such shares and any cash that is paid must equal the total payment amount owed to CVR holder. The market price of Aytu’s common stock has fluctuated and will continue to fluctuate over time, and no guarantee can be made that Aytu’s common stock will trade above $6 per share at or around the time of any CVR payment. See “Description of the CVRs” beginning on page 221 of the joint proxy statement/prospectus.

The CVRs are non-transferable and, therefore, the value of the CVRs is only realizable to the extent that CVR milestones are achieved.

Holders of the CVRs are not permitted to sell, assign, transfer, pledge, encumber, or in any other manner dispose of the CVRs, in whole or in part, other than in certain highly limited circumstances specified in the CVR agreement. As a result of this non-transferability, you will realize value from the CVRs only if a CVR milestone is achieved. See “Description of the CVRs” beginning on page 221 of the joint proxy statement/prospectus.

Payments on the CVRs, if any, will be made on an annual basis over the next five years, only if CVR milestones are actually achieved.

The determination of whether a CVR milestone has been achieved and any payment is due on the CVRs is determined on an annual basis after the end of each of the 2019, 2020, 2021, 2022 and 2023 calendar years. Unless a CVR milestone is achieved earlier, any payment due will be made, in shares of Aytu common stock or cash, at Aytu’s option, after the end of each such calendar year. Therefore, Innovus stockholders may not realize any value from the CVRs for several years, if ever. See “Description of the CVRs” beginning on page 221 of the joint proxy statement/prospectus.

Aytu is required to provide “reasonably sufficient commercial support” to allow the business unit to achieve the CVR milestones, but, under certain circumstances, Aytu may not be required to take certain actions to achieve the CVR milestones, which would have an adverse effect on the value, if any, of the CVRs.

Aytu has agreed to provide reasonably sufficient commercial support to allow the achievement of the performance milestones. However, Aytu is not required to provide more commercial support than the amount of commercial support provided by Innovus during the year ended December 31, 2018. As a result, factors and events may come to pass that result in Aytu permissibly devoting less effort to the achievement of any particular CVR milestone than Innovus would have devoted had Innovus remained a stand-alone company.

Aytu has agreed not to consolidate or merge with any other entity, or convey, transfer or lease its property or assets substantially as an entirety, unless such entity expressly agrees to assume the CVR obligations, which means Aytu’s value to certain acquirers may be reduced which, in turn, may reduce the value of Aytu’s common stock .

Aytu has agreed not to consolidate or merge with any other entity, or convey, transfer or lease its property or assets substantially as an entirety, unless such entity expressly agrees to assume Aytu’s obligations under the CVR agreement. This obligation may reduce the perceived value of Aytu to potential acquirers, which may adversely affect the price of Aytu’s common stock.

The U.S. federal income tax treatment of the CVRs is unclear.

The parties are taking the position that the CVR agreement represents an unsecured promise of additional contingent consideration for the acquisition of Innovus common stock, payable either in shares of Aytu common stock or in cash, at the option of Aytu. On that basis, if future payments are made under the CVR agreement entirely by the issuance of shares of Aytu common stock, it is expected that the receipt of such Aytu common stock will be tax free to the Innovus shareholders, or their successors, and treated as though delivered as an integral part of a tax-free reorganization.

If Aytu elects to make payments under the CVR agreement in cash, it is likely that such payments may compromise the tax- free treatment of the merger and may result, if sufficient in amount, in the entire merger being treated as a fully taxable transaction on a retroactive basis.

It is possible that the Internal Revenue Service, which is referred to in the joint proxy statement/prospectus as the IRS, may assert that the CVR agreement represents, in itself, additional merger consideration for the acquisition of the Innovus common stock and that consequently the merger transaction fails to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code.

There is no clear legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments on, the CVRs, and there can be no assurance that the IRS would not assert, or that a court would not sustain, another position that could result in materially worse U.S. federal income tax consequences to holders of the Innovus common stock. See “Innovus Proposal I: Adoption of the Merger Agreement and Aytu Proposal I: Approval of the Stock Issuance—Material U.S. Federal Income Tax Consequences” beginning on page 169 of the joint proxy statement/prospectus.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item  4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Item  6. Exhibits.

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated October 10, 2019 (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2019)

3.1
Form of Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2019)

3.2
Certificate of Designation of Preferences, Rights, and Limitations of Series G Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed on November 4, 2019)

4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2019)

10.1	Placement Agency Agreement, dated October 11, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 15, 2019)

10.2	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on October 15, 2019)

10.3	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on October 15, 2019)

10.4	First Amendment to Asset Purchase Agreement dated November 1, 2019 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 4, 2019)

10.5	Registration Rights Agreement, dated November 1, 2019 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on November 4, 2019)

10.6	Form of Cerecor Voting Agreement, dated November 1, 2019 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on November 4, 2019)

10.7	Form of Security Holder Voting Agreement, dated November 1, 2019 (Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed on November 4, 2019)

10.8	Form of Officer Voting Agreement, dated November 1, 2019 (Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed on November 4, 2019)

10.9	Transition Services Agreement, dated November 1, 2019 (Incorporated by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed on November 4, 2019)

10.10	Consent and Limited Waiver Agreement, dated November 1, 2019 (Incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K/A filed on November 7, 2019)

10.11
Waiver and Amendment to the July 29, 2019 Amended and Restated License and Supply Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 2, 2019)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101
XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

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
Date: February 13, 2020

By:	/s/ David A. Green
David A. Green
Chief Financial Officer (principal financial and accounting officer)
Date: February 13, 2020