Form 10-Q
period 2020-03-31
AYTU BIOSCIENCE, INC
filed 2020-05-15
CIK 1385818

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2020

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

As of May 1, 2020, there were 120,261,423 shares of Common Stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
FOR THE QUARTER ENDED MARCH 31, 2020

INDEX

		Page
	PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	4

	Consolidated Balance Sheets as of March 31, 2020 (unaudited) and June 30, 2019	4

	Consolidated Statements of Operations for the three and nine months ended March 31, 2020 (unaudited) and the three and nine months ended March 31, 2019 (unaudited)	5

	Consolidated Statement of Stockholders’ Equity for the year-to-date interim periods ended March 31, 2020 (unaudited) and March 31, 2019 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 (unaudited) and the nine months ended March 31, 2019 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	49

	PART II—OTHER INFORMATION

Item 1.	Legal Proceeding	49

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

SIGNATURES		56

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

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto®, Tuzistra® XR, ZolpiMistTTM, MiOXSYS®, AcipHex® Sprinkle™, Cefaclor for Oral Suspension, Karbinal®, Flexichamber™, Poly-Vi-Flor® and Tri-Vi-Flor™ , and the recently acquired products such as Fluticare®, Diabasens®, Urivarx®, Sensum®, and Vesele®, as well as Beyond Human®, a specialty marketing platform, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	June 30,
	2020	2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,264,676	$11,044,227
Restricted cash	251,407	250,000
Accounts receivable, net	10,203,423	1,740,787
Inventory, net	3,854,685	1,440,069
Prepaid expenses and other	4,830,881	957,781
Other current assets	1,849,598	–
Total current assets	83,254,670	15,432,864

Fixed assets, net	288,415	203,733
Right-of-use asset	675,980	–
Licensed assets, net	17,155,632	18,861,983
Patents and tradenames, net	11,724,626	220,611
Product technology rights, net	21,754,166	–
Deposits	38,981	2,200
Goodwill	24,061,333	–
Total long-term assets	75,699,133	19,288,527
Total assets	$158,953,803	$34,721,391

Liabilities
Current liabilities
Accounts payable and other	$6,956,091	$2,133,522
Accrued liabilities	9,830,373	1,311,488
Accrued compensation	2,210,288	849,498
Current lease liability	289,238	–
Current contingent consideration	947,449	1,078,068
Current portion of fixed payment arrangements	17,395,219	–
Current portion of CVR liabilities	786,564	–
Notes payable, net	3,617,680	–
Total current liabilities	42,032,902	5,372,576

Long-term contingent consideration, net of current portion	17,806,573	22,247,796
Long-term lease liability, net of current portion	804,393	–
Long-term fixed payment arrangements, net of current portion	8,162,494	–
Long-term CVR liabilities, net of current portion	4,432,254	–
Warrant derivative liability	11,371	13,201
Total liabilities	73,249,987	27,633,573

Commitments and contingencies (Note 12)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 9,805,845 and 3,594,981, respectively as of March 31, 2020 (unaudited) and June 30, 2019.	981	359
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 100,610,380 and 17,538,071, respectively as of March 31, 2020 (unaudited) and June 30, 2019.	10,061	1,754
Additional paid-in capital	202,557,856	113,475,205
Accumulated deficit	(116,865,082)	(106,389,500)
Total stockholders' equity	85,703,816	7,087,818

Total liabilities and stockholders' equity	$158,953,803	34,721,391

See the accompanying Notes to the Consolidated Financial Statement

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Revenues
Product revenue, net	$8,156,173	$2,372,016	$12,771,235	$5,598,836
License revenue		5,776		5,776
Total revenue	$8,156,173	$2,377,792	$12,771,235	$5,604,612

Operating expenses
Cost of sales	1,998,659	616,853	2,980,425	1,552,950
Research and development	78,502	108,901	223,197	413,808
Selling, general and administrative	9,501,469	5,368,762	21,164,072	13,991,516
Selling, general and administrative - related party		6,797		351,843
Amortization of intangible assets	1,370,986	575,117	2,899,553	1,561,137
Total operating expenses	12,949,616	6,676,430	27,267,247	17,871,254

Loss from operations	(4,793,443)	(4,298,638)	(14,496,012)	(12,266,642)

Other (expense) income
Other (expense), net	(538,862)	(194,703)	(1,181,206)	(398,833)
Gain from derecognition of contingent consideration			5,199,806
Gain from warrant derivative liability		(2,521)	1,830	65,468
Total other (expense) income	(538,862)	(197,224)	4,020,430	(333,365)

Net loss	$(5,332,305)	$(4,495,862)	$(10,475,582)	$(12,600,007)

Weighted average number of common shares outstanding	35,275,296	9,061,023	22,616,962	5,785,669

Basic and diluted net loss per common share	$(0.15)	$(0.50)	$(0.46)	$(2.18)

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(audited unless indicated otherwise)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders' Equity

BALANCE - June 30, 2019	3,594,981	$359	17,538,071	$1,754	$113,475,205	$(106,389,500)	$7,087,818

Stock-based compensation (unaudited)	–	–	–	–	165,171	–	165,171
Preferred stock converted in common stock (unaudited)	(443,833)	(44)	443,833	44	–	–	–
Net loss (unaudited)	–	–	–	–	–	(4,929,030)	(4,929,030)

BALANCE - September 30, 2019 (unaudited)	3,151,148	$315	17,981,904	$1,798	$113,640,376	$(111,318,530)	$2,323,959

Stock-based compensation (unaudited)	–	–	–	–	162,264	–	162,264
Issuance of Series F preferred stock from October 2019 private placement financing, net of $741,650 issuance costs (unaudited)	10,000	1	–	–	5,249,483	–	5,249,484
Warrants issued in connection with the private placement (unaudited)	–	–	–	–	4,008,866	–	4,008,866
Issuance of Series G preferred stock due to acquisition of the Cerecor portfolio of pediatrics therapeutics (unaudited)	9,805,845	981	–	–	5,558,933		5,559,914
Preferred stock converted in common stock (unaudited)	(2,751,148)	(275)	2,751,148	275	–	–	–

Net loss (unaudited)	–	–	–	–	–	(214,247)	(214,247)

BALANCE - December 31, 2019 (unaudited)	10,215,845	$1,022	20,733,052	$2,073	$128,619,922	$(111,532,777)	$17,090,240

Stock-based compensation (unaudited)	–	–	1,067,912	107	263,284	–	263,391
Cashless warrant exercise (unaudited)	–	–	7,915,770	792	(792)	–	–
Issuance of Series H preferred stock and common stock due to acquisition of Innovus (unaudited)	1,997,902	200	3,809,712	381	4,405,603	–	4,406,184
Preferred stock converted in common stock (unaudited)	(2,407,902)	(241)	12,397,902	1,240	91,881	–	92,880
Warrant exercises (unaudited)	–	–	17,082,994	1,708	22,987,958	–	22,989,666
Issuance of common stock, net of $4,523,884 in cash issuance costs (unaudited)	–	–	36,365,274	3,637	33,275,119	–	33,278,756
Warrants issued in connection with the registered offering (unaudited)	–	–	–	–	9,723,161	–	9,723,161
Warrants issued in connection with the registered offering to the placement agents, non-cash issuance costs (unaudited)	–	–	–	–	1,458,973	–	1,458,973
CVR payouts (unaudited)	–	–	1,237,764	123	1,732,747	–	1,732,870
Net loss (unaudited)	–	–	–	–	–	(5,332,305)	(5,332,305)

BALANCE - March 31, 2020 (unaudited)	9,805,845	$981	100,610,380	$10,061	$202,557,856	$(116,865,082)	$85,703,816

   See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity, Cont’d
(audited unless indicated otherwise)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated Deficit	Total Stockholders' Equity

BALANCE - June 30, 2018	–	$–	1,794,762	$179	$92,681,918	(79,257,592)	13,424,505

Stock-based compensation (unaudited)	–	–	–	–	152,114	–	152,114
Adjustment for rounding of shares due to stock split (unaudited)	–	–	6,649	1	(1)	–	–
Net loss (unaudited)	–	–	–	–	–	(3,446,483)	(3,446,483)

BALANCE - September 30, 2018 (unaudited)	–	$–	1,801,411	$180	$92,834,031	$(82,704,075)	$10,130,136

Stock-based compensation (unaudited)	–	–	2,707,022	271	193,791	–	194,062
Common stock issued to employee (unaudited)	–	–	9,000	1	11,689	–	11,690
Issuance of preferred and common stock, net of $1,479,963 in cash issuance costs (unaudited)	8,342,993	834	1,777,007	178	11,810,373	–	11,811,385
Warrants issued in connection with the registered offering (unaudited)	–	–	–	–	1,827,628	–	1,827,628
Warrants issued in connection with the registered offering to the placement agents, non-cash issuance costs (unaudited)	–	–	–	–	61,024	–	61,024
Preferred stocks issued in connection with the purchase of assets (unaudited)	400,000	40	–	–	519,560	–	519,600
Preferred stocks converted into common stock (unaudited)	(4,210,329)	(421)	4,210,329	421	–	–	–
Net loss (unaudited)	–	–	–	–	–	(4,657,662)	(4,657,662)

BALANCE - December 31, 2018 (unaudited)	4,532,664	$453	10,504,769	$1,051	$107,258,096	$(87,361,737)	$19,897,863

Stock-based compensation (unaudited)	–	–	(25,600)	(2)	376,668	–	376,666
Preferred stocks converted into common stock (unaudited)	(2,196,999)	(219)	2,196,999	219	–	–	–
Warrant exercises (unaudited)	–	–	172,331	17	258,495	–	258,512
Net loss (unaudited)	–	–	–	–	–	(4,495,862)	(4,495,862)

BALANCE - March 31, 2019 (unaudited)	2,335,665	$234	12,848,499	$1,287	$107,893,259	$(91,857,599)	$16,037,179

   See the accompanying Notes to the Consolidated Financial Statements

 AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2020	2019

Operating Activities
Net loss	$(10,475,582)	$(12,600,007)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	3,780,310	1,974,213
Stock-based compensation expense	590,826	722,842
Derecognition of contingent consideration	(5,199,806)	–
Gain on the change in fair value of CVR payout	(267,130)	–
Issuance of common stock to employee	–	11,690
Derivative income	(1,830)	(65,468)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(8,183,810)	(797,576)
(Increase) in inventory	(345,452)	(191,110)
(Increase) in prepaid expenses and other	(1,611,681)	(364,831)
(Increase) in other current assets	(358,022)	–
(Decrease) in accounts payable and other	(4,912,245)	(191,331)
Increase in accrued liabilities	6,761,319	758,370
Increase in accrued compensation	271,560	250,912
(Decrease) in fixed payment arrangements	(657,655)	–
Increase in interest payable	–	134,795
Net cash used in operating activities	(20,609,198)	(10,357,501)

Investing Activities
Deposit	–	2,888
Purchases of fixed assets	–	(59,848)
Contingent consideration payment	(151,648)	(408,917)
Cash received from acquisition	390,916	–
Purchase of assets	(5,850,000)	(500,000)
Net cash used in investing activities	(5,610,732)	(965,877)

Financing Activities
Issuance of preferred, common stock and warrants	58,999,666	15,180,000
Issuance costs related to preferred, common stock and warrants	(5,280,426)	(1,479,963)
Warrant exercises	22,989,666	258,512
Preferred stock converted in common stock	92,880	–
Issuance of note payable	640,000	5,000,000
Net cash provided by financing activities	77,441,786	18,958,549

Net change in cash, restricted cash and cash equivalents	51,221,856	7,635,171
Cash, restricted cash and cash equivalents at beginning of period	11,294,227	7,112,527
Cash, restricted cash and cash equivalents at end of period	$62,516,083	$14,747,698

See the accompanying Notes to the Consolidated Financial Statements

 AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, cont’d
(unaudited)

Supplemental disclosures of cash and non-cash investing and financing transactions
Cash paid for interest	$392,641	$–
Fair value of right-to-use asset and related lease liability	354,929	–
Issuance of Series G preferred stock due to acquisition of the Cerecor portfolio of pediatrics therapeutics	5,559,914	–
Issuance of Series H preferred stock due to acquisition of the Innovus	12,805,263	–
Inventory payment included in accounts payable	460,416	–
Contingent consideration included in accounts payable	27,571	29,348
Fixed payment arrangements included in accounts payable	501,766	–
Exchange of convertible preferred stock into common stock	1,559	–
Return deductions received by Cerecor	2,000,000	–
Issuance of restricted stock	107	–
Cashless warrant exercises	792	–
Fair value of warrants issued to investors and underwriters	–	1,888,652
Issuance of preferred stock related to purchase of asset	–	519,600
Contingent consideration related to purchase of asset	$–	$8,833,219

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation

Nature of Business. Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015. Aytu is a specialty pharmaceutical company focused on global commercialization of novel products addressing significant medical needs such as hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, male infertility, various pediatric conditions and the Company’s plans to expand opportunistically into other therapeutic areas.

 The Company is a commercial-stage specialty pharmaceutical company focused on commercializing novel products that address significant healthcare needs in both prescription and consumer health categories. Through the Company’s heritage prescription business, the Company currently markets a portfolio of prescription products addressing large primary care and pediatric markets. The primary care portfolio includes (i) Natesto®, the only FDA-approved nasal formulation of testosterone for men with hypogonadism (low testosterone, or "Low T"), (ii) ZolpiMist™, the only FDA-approved oral spray prescription sleep aid, and (iii) Tuzistra® XR, the only FDA-approved 12-hour codeine-based antitussive syrup.

The Company’s recently acquired prescription pediatric portfolio includes (i) AcipHex® Sprinkle™, a granule formulation of rabeprazole sodium, a commonly prescribed proton pump inhibitor; (ii) Cefaclor, a second-generation cephalosporin antibiotic suspension; (iii) Karbinal® ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions; and (iv) Poly-Vi-Flor® and Tri-Vi-Flor®, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various for infants and children with fluoride deficiency.

On February 14, 2020, the Company acquired Innovus Pharmaceuticals  Inc. (“Innovus”), a specialty pharmaceutical company commercializing, licensing and developing safe and effective consumer healthcare products designed to improve health and vitality. Innovus commercializes over thirty-five consumer health products competing in large healthcare categories including diabetes, men's health, sexual wellness and respiratory health (the “Consumer Health Portfolio”). The Consumer Health Portfolio is commercialized through direct-to-consumer marketing channels utilizing Innovus’s proprietary Beyond Human® marketing and sales platform.

The Company recently acquired exclusive U.S. distribution rights to two COVID-19 IgG/IgM rapid tests. These coronavirus tests are solid phase immunochromatographic assays used in the rapid, qualitative and differential detection of IgG and IgM antibodies to the 2019 Novel Coronavirus in human whole blood, serum or plasma. These rapid tests have been validated in multi-center clinical trials. Most recently, the Company signed a licensing agreement with Cedars-Sinai Medical Center for worldwide rights to various potential uses of Healight, an investigational medical device platform technology. Healight has demonstrated safety and efficacy in pre-clinical studies, and the Company plans to advance this technology and assess its safety and efficacy in human studies.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its focused commercial team and expertise to build leading brands within large therapeutic markets.

Financial Condition. As of March 31, 2020, the Company had approximately $62.5 million of cash, cash equivalents and restricted cash. The Company’s operations have historically consumed cash and are expected to continue to require cash, but at a declining rate.

Revenues for the three-months ended March 31, 2020 increased approximately 243% compared to the three-months ended March 31, 2019, and revenues increased 100% and 14% for each of the years ended June 30, 2019 and 2018, respectively. Revenue is expected to continue to increase long-term, allowing the Company to rely less on our existing cash and cash equivalents, and proceeds from financing transactions. Cash used in operations during the nine-months ended March 31, 2020 was $20.6 million compared to $10.4 million for the nine-months ended March 31, 2019. The increase is due primarily to the Company’s acquisition and integration of the Pediatric Portfolio and merger with Innovus, which consumed additional cash resources, coupled with an increase in working capital.

On November 1, 2019, the Company closed an asset acquisition with Cerecor, Inc. (“Cerecor”) whereby the Company acquired certain of Cerecor’s portfolio of pediatric therapeutics (the “Pediatric Portfolio”) for $4.5 million in cash, approximately 9.8 million shares of Series G Convertible Preferred Stock, the assumption of Cerecor’s financial and royalty obligations, which includes not more than $3.5 million of Medicaid rebates and products returns as they come due, and other assumed liabilities associated with the Pediatric Portfolio (see Note 2). As of March 31, 2020, the Company has paid down approximately $3.2 million of those assumed liabilities.

In addition, the Company assumed obligations in connection with the Pediatric Portfolio acquisition due to an investor including fixed and variable payments. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million was paid. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026.

On February 14, 2020 the Company completed a merger with Innovus after approval by the stockholders of both companies on February 13, 2020 (the “Merger”). Upon closing the Merger, the Company merged with and into Innovus and all outstanding Innovus common stock was exchanged for approximately 3.8 million shares of the Company’s common stock and up to $16 million of Contingent Value Rights (“CVRs”). The outstanding Innovus warrants with cash out rights were exchanged for approximately 2.0 million shares of Series H Convertible Preferred stock of Aytu and retired. The remaining Innovus warrants outstanding at the time of the Merger continue to be outstanding, and upon exercise, retain the right to the merger consideration offered to Innovus stockholders, including any remaining claims represented by CVRs at the time of exercise. Innovus will continue as a wholly owned subsidiary of the Company.

In addition, as part of the Merger, the Company assumed approximately $3.1 million of notes payable, $0.8 million in lease liabilities, and other assumed liabilities associated with Innovus. Of the $3.1 million of notes payable, approximately $1.8 million was converted into approximately 1.5 million shares of the Company’s common stock on April 27, 2020.

During the three months ended March 31, 2020, the Company completed three separate equity offerings, on March 10, 2020, March 12, 2020 and March 19, 2020 (the “March Offerings”), in which the Company issued a combination of common stock and warrants. The following summarizes the March Offerings, including total capital raised from both the issuance of common stock and subsequent warrant exercises.

On March 19, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 12,539,197 shares of the Company’s common stock (the “Common Stock”) at a purchase price per share of $1.595 and (ii) warrants to purchase up to 12,539,197 shares of Common Stock (the “March 19, 2020 Warrants”) at an exercise price of $1.47 per share, for aggregate gross proceeds to the Company of $20.0 million, before deducting placement agent fees and other offering expenses payable by the Company. The March 19, 2020 Warrants are exercisable immediately upon issuance and have a term of one year from the issuance date. In addition, the Company issued warrants with an exercise price of $1.9938 per share to purchase up to 815,047 shares of common stock (the “March 19, 2020 Placement Agent Warrants”) as a portion of the fees paid to the placement agent. The March 19, 2020 Placement Agent Warrants have a term of five year from the issuance date.

A total of 1.2 million March 19, 2020 Warrants have been exercised through May 5, 2020, for total proceeds of $1.7 million, of which 0.7 million March 19, 2020 Warrants were exercised through March 31, 2020, for total proceeds of $1.1 million.

On March 12, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 16,000,000 shares of the Company’s common stock at a purchase price per share of $1.25 and (ii) warrants to purchase up to 16,000,000 shares of Common Stock (the “March 12, 2020 Warrants”) at an exercise price of $1.25 per share, for aggregate gross proceeds to the Company of $20.0 million, before deducting placement agent fees and other offering expenses payable by the Company (the “Registered Offering”). The March 12, 2020 Warrants are exercisable immediately upon issuance and have a term of one year from the issuance date. In addition, the Company issued warrants with an exercise price of $1.5625 per share to purchase up to 1,040,000 shares of common stock (the “March 12, 2020 Placement Agent Warrants”) as a portion of the fees paid to the placement agent. The March 12, 2020 Placement Agent Warrants have a term of five year from the issuance date.

A total of 13 million March 12, 2020 Warrants have been exercised through May 5, 2020, for total proceeds of approximately $16.3 million, of which approximately 10.5 million March 12, 2020 Warrants were exercised through March 31, 2020, for total proceeds of $13.1 million.

On March 10, 2020, Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 4,450,000 shares of the Company’s common stock (the “Common Stock”) at a purchase price per share of $1.15 and (ii) pre-funded warrants to purchase up to 3,376,087 shares of Common Stock (the “Pre-Funded Warrants”) at an effective price of $1.15 per share ($1.1499 paid to the Company upon the closing of the offering and $0.0001 to be paid upon exercise of such Pre-Funded Warrants), for aggregate gross proceeds to the Company of approximately $9.0 million, before deducting placement agent fees and other offering expenses payable by the Company (the “Registered Offering”). The Pre-Funded Warrants were immediately exercised upon close. In addition, the Company issued warrants with an exercise price of $1.4375 per share to purchase up to 508,696 shares of common stock (the “March 10, 2020 Placement Agent Warrants”). The March 10, 2020 Placement Agent Warrants have a term of five year from the issuance date.

Since March 10, 2020, a total of 6.0 million shares of the Company’s October 2018 $1.50 Warrants (the “October 18 $1.50 Warrants”) were exercised, resulting in proceeds of approximately $9.0 million.

In total, the Company has raised net proceeds of approximately $71.5 million from the March Offerings and related warrant exercises, as well as exercises of the October 2018 $1.50 Warrants. The net proceeds received by the Company from the March Offerings and related warrant exercise will be used for general corporate purposes, including working capital.

On October 11, 2019, the Company entered into Securities Purchase Agreements (the “Purchase Agreement”) with two institutional investors (the “Investors”) providing for the issuance and sale by the Company (the “October 2019 Offering”) of $10.0 million of, (i) 10,000 shares of the Company’s Series F Convertible Preferred Stock (the “Preferred Stock”) which are convertible into 10,000,000 shares of common stock (the “Conversion Shares”) for a stated value of $1,000 per unit and (ii) 10,000,000 warrants (the “October 2019 Warrants”) which are exercisable for shares of common stock (the “Warrant Shares”), which expire January 10, 2025,. The closing of the October 2019 offering occurred on October 16, 2019. The Warrants had an exercise price equal to $1.25 and contain a cashless exercise provision. This provision was dependent on (i) performance of the Company’s stock price between October 11, 2019 and the date of exercise of all, or a portion of the Warrants, and (ii) subject to shareholder approval of the October 2019 Offering, which was approved January 24, 2020.

As of March 31, 2020, all of the Series F Convertible Preferred Stock were converted into 10 million shares of the Company’s common stock, and 5.0 million of the October 2019 Warrants were exercised using the cashless exercise provision to acquire 5.0 million shares of the Company’s common stock. In April of 2020, the remaining 5 million October 2019 Warrants were exercised using the cashless exercise provision into 5.0 million shares of the Company’s common stock.

The net proceeds that the Company received from the October 2019 Offering were approximately $9.3 million.  The net proceeds received by the Company from the October 2019 Offerings have been used for general corporate purposes, including working capital.

As of the date of this Report, the Company expects its commercial costs for its current operation to increase modestly as the Company integrates the acquisition of the Pediatrics Portfolio and Innovus and continues to focus on revenue growth through increasing product sales. The Company’s total asset position totaling approximately $168.5 million plus the proceeds expected from ongoing product sales will be used to fund operations. The Company may continue to access the capital markets to fund operations when needed, and to the extent it is required. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to the Company and its stockholders, or at all. However, the Company has been successful in accessing the capital markets in the past and is confident in its ability to access the capital markets again, if needed. Since the Company has sufficient cash and cash equivalents on-hand as of March 31, 2020 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) the Company reports that there does not exist indication of substantial doubt about its ability to continue as a going concern.

As of the date of this report, while the Company has adequate capital resources to complete its near-term operating and transaction objectives, there is no guarantee that such capital resources will be sufficient until such time the Company reaches profitability. However, the Company has been successful in accessing the capital markets in the past, and the Company is confident in its ability to access the capital markets again, if needed.

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

Nasdaq Listing Compliance. The Company’s common stock is listed on The Nasdaq Capital Market (the “Nasdaq”). In order to maintain compliance with Nasdaq listing standards, the Company must, amongst other requirements, maintain a stockholders’ equity balance of at least $2.5 million pursuant to Nasdaq Listing Rule 5550(b). In that regard, on September 30, 2019, the Company’s stockholders’ equity totaled approximately $2.3 million, thereby potentially resulting in a stockholders’ equity deficiency upon the filing of the September 30, 2019 Form 10-Q. However, subsequent to September 30, 2019, the Company completed (i) the Offering with the Investors, raising approximately $9.3 million, net in equity financing (see Note 1), and (ii) the “Asset Purchase Agreement” in which the Company issued approximately 9.8 million shares of Series G Convertible Preferred Stock worth approximately $5.6 million, resulting in an increase in stockholders’ equity of approximately $14.8 million in the aggregate. Accordingly, as of the filing of this Form 10-Q for the three and nine months ended March 31, 2020, the Company’s stockholders’ equity balance exceeds the minimum $2.5 million threshold and, therefore, the Company believes it is currently in compliance with all applicable Nasdaq Listing Requirements.

On March 24, 2020, the Company received a letter from the Nasdaq notifying the Company that the Nasdaq has determined that the Company’s stock price has traded above at least $1.00 for at least 10 consecutive business days since the previously announced February 19, 2020 notice, and therefore, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2), commonly referred to as the Bid Price Rule.

  Basis of Presentation. The unaudited consolidated financial statements contained in this report represent the financial statements of Aytu and its wholly-owned subsidiaries, Aytu Women’s Health, LLC, Innovus Pharmaceuticals, Inc., and its wholly-owned subsidiaries and Aytu Therapeutics, LLC. The unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2019, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2020 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of and for the three- and nine- month periods ended March 31, 2020, and 2019, is unaudited.

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

The Company has elected to apply the short-term scope exception for leases with terms of 12 months or less at the inception of the lease and will continue to recognize rent expense on a straight-line basis. As a result of the adoption, on July 1, 2019, the Company recognized a lease liability of approximately $0.4 million, which represented the present value of the remaining minimum lease payments using an estimated incremental borrowing rate of 8%. As of July 1, 2019, the Company recognized a right-to-use asset of approximately $0.4 million. Lease expense did not change materially as a result of the adoption of ASU 2016-02.

In addition, in conjunction with the Innovus Merger, the Company recognized a lease liability of approximately $0.8 million relating to Innovus’ corporate offices and related warehouse as part of the purchase price allocation (see Note 2).

Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). In July 2017, the FASB issued ASU No. 2017-11 — Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). Part I to ASU 2017-11 eliminates the requirement to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. In addition, entities will have to make new disclosures for financial instruments with down round features and other terms that change conversion or exercise prices. Part I to ASU 2017-11 is effective for fiscal years beginning after December 31, 2018. The Company adopted this standard update as a result of the issuance of the Series F Preferred stock as a result of the October 2019 Offering. There were no “down-round” features present in the financial instruments issued in conjunction with the March 2020 Offerings.

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

Financial Instruments – Credit Losses (“ASU 2016-13”). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard was effective for interim and annual reporting periods beginning after December 15, 2019. However, in October 2019, the FASB approved deferral of the adoption date for smaller reporting companies for fiscal periods beginning after December 15, 2022. Accordingly, the Company’s fiscal year of adoption will be the fiscal year ended June 30, 2024. Early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018, but the Company did not elect to early adopt. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements, but no conclusion has been reached.

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

2. Acquisitions

The Pediatric Portfolio

On October 10, 2019, the Company entered into the Purchase Agreement with Cerecor, Inc. (“Cerecor”) to purchase and acquire Cerecor’s Pediatric Portfolio, which closed on November 1, 2019. The Pediatric Portfolio consists of six prescription products consisting of (i) AcipHex® Sprinkle™, (ii) Cefaclor for Oral Suspension, (iii) Karbinal® ER, (iv) Flexichamber™, (v) Poly-Vi-Flor® and Tri-Vi-Flor™. Total consideration transferred to Cerecor consisted of $4.5 million cash and approximately 9.8 million shares of Series G Convertible Preferred Stock. The Company also assumed certain of Cerecor’s financial and royalty obligations, and not more than $3.5 million of Medicaid rebates and products returns, of which $3.2 million has been incurred. The Company also retained the majority of Cerecor’s workforce focused on sales, commercial contracts and customer relationships.

In addition, the Company assumed Cerecor obligations due to an investor that include fixed and variable payments aggregating to $25.6 million. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million was paid to the investor. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026.

Further, certain of the products in the Product Portfolio require royalty payments ranging from 12% to 15% of net revenue. One of the products in the Product Portfolio requires the Company to generate minimum annual sales sufficient to represent annual royalties of approximately $1.8 million, in the event the minimum sales volume is not satisfied.

While no equity was acquired by the Company, the transaction was accounted for as a business combination under the acquisition method of accounting pursuant to Topic 805. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remaining purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to an expanded commercial footprint and diversified product portfolio that is expected to provide revenue and cost synergies. Transaction costs of $0.0 and $0.7 million were included as general and administrative expense in the consolidated statements of operations for the three and nine months ended March 31, 2020.

The following table summarized the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition. These estimates are preliminary, pending final evaluation of certain assets, and therefore, are subject to revisions that may result in adjustments to the values presented below:

As of
November 1, 2019
Consideration
Cash and cash equivalents	$4,500,000
Fair value of Series G Convertible Preferred Stock
Total shares issued	9,805,845
Estimated fair value per share of Aytu common stock	$0.567
Estimated fair value of equity consideration transferred	$5,559,914

Total consideration transferred	$10,059,914

Recognized amounts of identifiable assets acquired and liabilities assumed
Inventory, net	$459,123
Prepaid assets	1,743,555
Other current assets	2,548,187
Intangible assets – product technology rights	22,700,000
Accrued product program liabilities	(6,320,853)
Assumed fixed payment obligations	(26,457,162)
Total identifiable net assets	$(5,327,150)

Goodwill	$15,387,064

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

The fair value of the net identifiable asset acquired was determined to be $22.7 million, which is being amortized over ten years. The aggregate amortization expense was $0.6 million and $0, for the three months ended March 31, 2020 and 2019 respectively. The aggregate amortization expense was $0.9 million and $0, for the nine months ended March 31, 2020 and 2019 respectively.

 Innovus Merger (Consumer Health Portfolio)

 On February 14, 2020, the Company completed the merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. Upon the effectiveness of the Merger, the Company merged with and into Innovus and all outstanding Innovus common stock was exchanged for approximately 3.8 million shares of the Company’s common stock and up to $16 million of Contingent Value Rights (“CVRs”). The outstanding Innovus warrants with cash out rights were exchanged for approximately 2.0 million shares of Series H Convertible Preferred stock of the Company and retired. The remaining Innovus warrants outstanding at the time of the Merger continue to be outstanding, and upon exercise, retain the right to the merger consideration offered to Innovus stockholders, including any remaining claims represented by CVRs at the time of exercise. Innovus will continue as a subsidiary of the Company.

On March 31, 2020, the Company paid out the first CVR Milestone in the form of approximately 1.2 million shares of the Company’s common stock to satisfy the $2.0 million obligation as a result of Innovus achieving the $24 million revenue milestone for the calendar year ended December 31, 2019. As a result of this, the Company recognized a gain of approximately $0.3 million.

The following table summarized the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition. Goodwill recorded in connection with the acquisition represents, among other things, future economic benefits expect to be recognized from the Company's expansion of products and customer base.As this was a tax-exempt transaction, goodwill is not tax deductible in future periods. These estimates are preliminary, pending final evaluation of certain assets acquired and liabilities assumed, and therefore, are subject to revisions that may result in adjustments to the values presented below. The estimates of the fair value of the assets acquired assumed at the date of the Acquisition are subject to adjustment during the measurement period (up to one year from the Acquisition date). While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets if new information is obtained about facts and circumstances that existed as of the Acquisition date that, if known, would have resulted in the revised estimated values of those assets as of that date. The impact of all changes that do not qualify as measurement period adjustments are included in current period earnings.

As of
February 14, 2020
Consideration
Fair value of Aytu Common Stock
Total shares issued at close	3,810,393
Estimated fair value per share of Aytu common stock	$0.756
Estimated fair value of equity consideration transferred	$2,880,581

Fair value of Series H Convertible Preferred Stock
Total shares issued	1,997,736
Estimated fair value per share of Aytu common stock	$0.756
Estimated fair value of equity consideration transferred	$1,510,288

Fair value of former Innovus warrants	$15,315
Fair value of Contingent Value Rights	$7,049,079
Forgiveness of Note Payable owed to the Company	$1,350,000

Total consideration transferred	$12,805,263

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	390,916
Accounts receivables, net	$278,826
Inventory, net	1,149,625
Prepaid expenses and other current assets	1,736,796
Other long-term assets	36,781
Right-to-use assets	328,410
Property, plant and equipment	190,393
Trademarks and patents	11,744,000
Accounts payable and accrued other expenses	(6,983,969)
Other current liabilities	(446,995)
Notes payable	(3,056,361)
Lease liability	(754,822)
Preacquisition contingent consideration	(182,606)
Total identifiable net assets	4,430,994

Goodwill	$8,374,269

The fair values of intangible assets, including product distribution rights were determined using variations of the income approach, specifically the relief-from-royalties method. It also includes customer lists using an income approach utilizing a discounted cash flow model. Varying discount rates were also applied to the projected net cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value (see Note 10).

As of February 14, 2020

Acquired product distribution rights	$11,354,000
Acquired customer lists	390,000
Total intangible assets	$11,744,000

The fair value of the net identifiable assets acquired was determined to be $11.7 million, which is being amortized over a range between 1.5 to 10 years. The aggregate amortization expense was $0.2 million and $0, for the three and nine months ended March 31, 2020 and 2019 respectively.

Pro Forma Impact due to Business Combinations

The following supplemental unaudited proforma financial information presents the Company’s results as if the following acquisitions had occurred on July 1, 2018:

●
Acquisition of the Pediatric Portfolio, effective November 1, 2019;
●
Merger with Innovus effective February 14, 2020.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
	Unaudited (aa) (bb)	Pro forma Unaudited	Pro forma Unaudited (cc)	Pro forma Unaudited

Total revenues, net	$10,331,629	$10,575,866	$34,276,368	$36,916,501
Net income (loss)	(5,850,703)	(8,740,850)	(18,197,902)	(17,205,490)
Net income / (loss) per share (dd)	$(0.17)	$(0.39)	$(0.80)	$(0.76)

(aa)
For the three months ended March 31, 2020, Pediatric Portfolio acquisition occurred prior to the three months ended March 31, 2020, and accordingly, the results of the Pediatric Portfolio are fully consolidated into the Company’s results for the three months ended March 31, 2020.

(bb)
Due to the absence of discrete financial information for Innovus, covering the period from February 1, 2020 through February 13, 2020, the Company did not include the impact of that stub-period for the pro forma results for the three and nine months ended March 31, 2020.

(cc)
Due to a lack of financial information covering the period from October 1, 2019 through November 1, 2019, the Company was not able to provide pro forma adjusted financial statements for the nine months ended March 31, 2020 without making estimated extrapolations that the Company did not believe would be material or useful to users of the above pro forma information.

(dd)
Pro forma net loss per share calculations excluded the impact of the issuance of the (i) Series G Convertible Preferred Stock and the, (ii) Series H Convertible Preferred Stock under the assumption those shares would continue to remain non-participatory during the periods reported above.

3. Revenue Recognition

The Company sells its prescription products related products from both the (i) Pediatric Portfolio and its (ii) Lifestyle Portfolio (Natesto, Tuzistra and ZolpiMist) principally to a limited number of wholesale distributors and pharmacies in the United States, which account for the largest portion of our total prescription products revenue. International sales are made primarily to specialty distributors, as well as to hospitals, laboratories, and clinics, some of which are government owned or supported (collectively, its “Customers”). The Company’s Customers in the United States subsequently resell the products to pharmacies and patients. Revenue from product sales is recorded at the established net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. In accordance with ASC 606, the Company recognizes net revenues from product sales when the Customer obtains control of the Company’s product, which typically occurs upon delivery to the Customer. The Company’s payment terms are between 30 to 60 days in the United States and consistent with prevailing practice in international markets.

The Company generates revenues from its Consumer Health Portfolio rom product sales and the licensing of the rights to market and commercialize our products. The Company recognizes revenue when it satisfies a performance obligation in a contract by transferring control over a product to a customer when product is shipped. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of product sales.

In addition, the Company’s Consumer Health Portfolio enters into exclusive distributor and license agreements that are within the scope of ASC Topic 606. The license agreements normally generate three separate components of revenue: (1) an initial nonrefundable payment due on signing or when certain specific conditions are met; (2) royalties that are earned on an ongoing basis as sales are made or a pre-agreed transfer price; and (3) sales-based milestone payments that are earned when cumulative sales reach certain levels. Revenue from the initial nonrefundable payments or licensing fees are recognized when all required conditions are met. If the consideration for the initial license fee is for the right to sell the licensed product in the respective territory with no other required conditions to be met, such type of nonrefundable license fee arrangement for the right to sell the licensed product in the territory is recognized ratably over the term of the license agreement. For arrangements with licenses that include sales-based royalties, including sales-based milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize royalty revenue and sales-based milestones at the later of (i) when the related sales occur, or (ii) when the performance obligation to which the royalty has been allocated has been satisfied. The achievement of the sales-based milestone underlying the payment to be received predominantly relates to the licensee’s performance of future commercial activities.

Revenues by Geographic location

The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
U.S.	$7,273,000	$2,024,000	$11,582,000	$5,025,000
International	883,000	348,000	1,189,000	574,000
Total net revenue	$8,156,000	$2,372,000	$12,771,000	$5,599,000

As of March 31, 2020, approximately 40% of outstanding trade accounts receivables, net were comprised of a single counter-party, for which the Company and the counter-party have an arrangement in which initially, the counterparty was collecting the Company’s customer payments on its behalf for certain products acquired as part of the Pediatric Portfolio acquisition, and upon a final transition, the Company is now collecting all amounts relating to the Pediatric Portfolio, including on behalf of the counter-party, for products still retained by the counter-party.

4. Product Licenses and Acquisitions

The Company licensed three of its existing product offerings from third parties: (i) Natesto, (ii) ZolpiMist, and (iii) Tuzistra XR. Each of these license agreements are subject to terms and conditions specific to each agreement. The Company acquired an additional six pharmaceutical products upon the closing of the Asset Purchase Agreement with Cerecor. The Company recognized an intangible asset of approximately $22.7 million relating the Product technology rights acquired from the Pediatric Portfolio and an intangible asset of approximately $11.7 million relating the patent rights and trademarks acquired from the Innovus Merger.

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

On July 29, 2019, the Company and Acerus agreed-to an Amended and Restated License and Supply Agreement (the “Acerus Amendment”), subject to certain conditions being satisfied prior to the Acerus Amendment becoming effective and enforceable. The Acerus Amendment eliminated the previously disclosed revenue-based milestone payments expected to be made to Acerus.The maximum aggregate milestones payable under the original agreement were $37.5 million. Upon the effectiveness of the Acerus Amendment on December 1, 2019, all royalty and milestone liabilities were eliminated. Upon the effectiveness of the Acerus Amendment, Acerus was granted the right to earn commissions on certain filled Natesto prescriptions. Additionally, Acerus assumed certain ongoing sales, marketing and regulatory obligations from the Company. This Acerus Amendment became effective December 1, 2019, resulting in a $5.2 million unrealized gain during the nine months ended March 31, 2020, due to the elimination of the revenue-based product milestones. Accordingly, there is no remaining value attributable to the contingent consideration relating to the Natesto License and Supply Agreement.

The fair value of the net identifiable Natesto asset acquired was determined to be $10.5 million, which is being amortized over eight years. The aggregate amortization expense for each of the three-month periods ended March 31, 2020 and 2019 was $0.3 million. The aggregate amortization expense for each of the nine-month periods ended March 31, 2020 and 2019 was $1.0 million.

License Agreement—ZolpiMist

In June 2018, Aytu signed an exclusive license agreement for ZolpiMist™ (zolpidem tartrate oral spray) from Magna Pharmaceuticals, Inc., (“Magna”). This agreement allows for Aytu’s exclusive commercialization of ZolpiMist in the U.S. and Canada.

Aytu made an upfront payment of $0.4 million to Magna upon execution of the agreement.

The ZolpiMist license agreement was valued at $3.2 million and is amortized over the life of the license agreement up to seven years. The amortization expense for each of the three months ended March 31, 2020 and 2019 was $116,000. The aggregate amortization expense for each of the nine-month periods ended March 31, 2020 and 2019 was $348,000.

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

The contingent consideration accretion expense for the three months ended March 31, 2020 and 2019 was $59,000 and $64,000, respectively. The contingent consideration accretion expense for each of the nine-month periods ended March 31, 2020 and 2019 was $169,000, and $184,000, respectively. As of March 31, 2020, none of the milestones had been achieved, and therefore, no milestone payment was made.

License, Development, Manufacturing and Supply Agreement—Tuzistra XR

On November 2, 2018, the Company entered into a License, Development, Manufacturing and Supply Agreement (the “Tris License Agreement”) with TRIS Pharma, Inc. (“TRIS”). Pursuant to the Tris License Agreement, TRIS granted the Company an exclusive license in the United States to commercialize Tuzistra XR. In addition, TRIS granted the Company an exclusive license in the United States to commercialize a complementary antitussive referred to as “CCP-08” (together with Tuzistra XR, the “Products”) for which marketing approval has been sought by TRIS under a New Drug Application filed with the Food and Drug Administration (“FDA”). As consideration for the Products license, the Company: (i) made an upfront cash payment to TRIS; (ii) issued shares of Series D Convertible preferred stock to TRIS; and (iii) will pay certain royalties to TRIS and another predecessor product owner throughout the license term in accordance with the Tris License Agreement, including certain minimum royalties to TRIS..

The Tris License Agreement was valued at $9.9 million and will be amortized over the life of the Tris License Agreement up to twenty years. The amortization expense for each of the three-month periods ended March 31, 2020 and 2019 was $123,000, respectively. The aggregate amortization expense for each of the nine-month periods ended March 31, 2020 and 2019 was $369,000 and $205,000.

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

The contingent consideration accretion expense for the three months ended March 31, 2020 and 2019 was $125,000, and $73,000, respectively. The contingent consideration accretion expense for each of the nine-month periods ended March 31, 2020 and 2019 was $322,000, and $119,000, respectively. As of March 31, 2020, none of the milestones had been achieved, and therefore, no milestone payment was made.

Asset Purchase Agreement—the Pediatric Portfolio

In November 2019, Aytu Therapeutics, LLC., a wholly-owned subsidiary of Aytu, acquired the portfolio of pediatric therapeutic commercial products from Cerecor, Inc (the “Pediatric Portfolio”). This transaction expanded our product portfolio with the addition of six prescription products, (i) AcipHex® Sprinkle™, (ii) Cefaclor for Oral Suspension, (iii) Karbinal® ER, (iv) Flexichamber™, (v) Poly-Vi-Flor® and Tri-Vi-Flor™.

Aytu paid $4.5 million in cash, issued approximately 9.8 million shares of Series G Convertible Preferred Stock and assumed certain of Seller’s financial and royalty obligations, and not more than $3.5 million of Medicaid rebates and products returns.

In addition, the Company has assumed obligations due to an investor including fixed and variable payments. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million was paid. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026.

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

Innovus Merger

On February 14, 2020, the Company and Innovus Pharmaceuticals, Inc. (“Innovus”) completed the Merger after successful approval of the Merger by the shareholders of the Company and Innovus at separate special meetings held on February 13, 2020. Upon completion of the Merger, the Company obtained a combination of 18 registered trademarks and/or patent rights including, but not limited to the following:

Patented Products
●
Recalmax –A dietary supplement specially formulated to increase the benefits of Nitric Oxide and act as a vasodilator. Supports improved cognitive function.
●
Sensum – a male moisturizer cream to increase gland sensitivity.
●
Vessele – A dietary supplement formulated for healthy blood flow.
●
Zestra - Patented blend of botanical oils and extracts, scientifically formulated to support women's sexual satisfaction.

Trademarks
●
Diabasens – Topical cream forumulated to relieve cutaneous pain associated with conditions such as Postherpetic Neuralgia and Diabetic Neuropathy.
●
Fluticare – 24-hour nasal allergy relief that helps fight indoor and outdoor allergens causing congestion, sneezing and a runny nose.
●
Urivarx – a dietary supplement to support bladder tone and function.
●
Beyond Human Testosterone Booster - A daily dietary supplement that naturally increases testosterone Levels, supporting natural stamina, endurance and strength.

5. Inventories

Inventories consist of raw materials and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. There was no inventory write-down during the three and nine months ended March 31, 2020 or 2019, respectively.

Inventory balances consist of the following:

	As of	As of
	March 31,	June 30,
	2020	2019
Raw materials	$363,000	$117,000
Finished goods	3,491,000	1,323,000
	$3,854,000	$1,440,000

6. Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated	As of	As of
	Useful	March 31,	June 30,
	Lives in years	2020	2019

Manufacturing equipment	2 - 5	$389,000	$83,000
Leasehold improvements	3	297,000	112,000
Office equipment, furniture and other	2 - 5	392,000	315,000
Lab equipment	3 - 5	90,000	90,000
Software	3 - 5	339,000	-
Less accumulated depreciation and amortization		(1,219,000)	(396,000)

Fixed assets, net		$288,000	$204,000

Depreciation and amortization expense totaled $24,000 for each of the three-months ended March 31, 2020 and 2019, respectively, and $56,000 and $59,000 for the nine months ended March 31, 2020 and 2019.

7. Leases, Right-to-Use Assets and Related Liabilities

In September 2015, the Company entered into a 37-month operating lease in Englewood, Colorado. In October 2017, the Company signed an amendment to extend the lease for an additional 24 months beginning October 1, 2018. In April 2019, the Company extended the lease for an additional 36 months beginning October 1, 2020. This lease has base rent of approximately $10 thousand a month, with total rent over the term of the lease of approximately $355 thousand.

In June 2018, the Company entered into a 12-month operating lease, beginning on August 1, 2018, for office space in Raleigh, North Carolina. This lease has base rent of approximately $1 thousand a month, with total rent over the term of the lease of approximately $13 thousand.

In October 2017, the Company’s subsidiary, Innovus, entered into a commercial lease agreement for 16,705 square feet of office and warehouse space in San Diego, California that commenced on December 1, 2017 and continues until April 30, 2023. The initial monthly base rent was $21,000 with an approximate 3% increase in the base rent amount on an annual basis, as well as, rent abatement for rent due from January 2018 through May 2018. The Company holds an option to extend the lease an additional 5 years at the end of the initial term. On November 18, 2019 (“decision date”), Innovus determined it would no longer utilize the warehouse portion of the lease space, representing approximately 9,729 square feet, and as of December 31, 2019 (“cease use date”) ceased using any such space. In accordance with ASC 842, Leases, the Company assessed the asset value of the separate lease component and amortized such asset from the decision date through the cease use date.

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

	Total	2020	2021	2022	2023	2024	Thereafter
Remaining Office leases	$1,268,000	$93,000	$383,000	$396,000	$356,000	$40,000	−
Less: Discount Adjustment	(175,000)
Total lease liability	1,093,000

Lease liability - current portion	289,000
Long-term lease liability	$804,000

Rent expense for the three months ended March 31, 2020 and 2019 totaled $61 thousand and $31 thousand, respectively. Rent expense for the nine months ended March 31, 2020 and 2019 totaled $126 thousand and $94 thousand, respectively.

8. Patents

The cost of the oxidation-reduction potential (“ORP”) technology related patents for the MiOXSYS Systems was $380,000 when they were acquired and are being amortized over the remaining U.S. patent life of approximately 15 years as of the date, which expires in March 2028.

Patents consist of the following:

	As of	As of
	March 31,	June 30,
	2020	2019

Patents - MiOXSYS	$380,000	$380,000
Less accumulated amortization	(178,000)	(159,000)
Patents, net	$202,000	$221,000

The amortization expense was $6 thousand for the three months ended March 31, 2020 and 2019, respectively, and $19 thousand for the nine months ended March 31, 2020 and 2019 respectively.

On February 14, 2020, upon completion of the Merger with Innovus, the Company recognized the fair value of the rental of the customer lists for $390,000 and will amortize the asset over a useful life of 1.5 years.

 The Company recognized the fair value of trademarks, patents or a combination of both for 18 distinct products that the Company markets, distributes and sells for $11,354,000 and will amortize the asset over a useful life of 5 years.

	As of	As of
	March 31,	June 30,
	2020	2019

Patents & tradenames	$11,354,000	$-
Customers contracts	390,000	-
Less accumulated amortization	(221,000)	-
Patents & tradenames, net	$11,523,000	$-

9. Accrued liabilities

Accrued liabilities consist of the following:

	As of	As of
	March 31	June 30,
	2020	2019
Accrued legal settlement	$205,000	$−
Accrued program liabilities	1,299,000	736,000
Accrued product-related fees	1,644,000	295,000
Credit card liabilities	941,000	−
Contract liability	180,000	4,000
Medicaid liabilities	3,255,000	61,000
Return reserve	1,671,000	98,000
Sales taxes payable	172,000	−
Other accrued liabilities*	463,000	117,000
Total accrued liabilities	$9,830,000	$1,311,000

* Other accrued liabilities consist of franchise tax, accounting fee, interest payable, merchant services charges, none of which individually represent greater than five percent of total current liabilities.

10. Fair Value Considerations

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant derivative liability, and contingent consideration. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities, including those acquired or assumed on November 1, 2019 as a result of the acquisition of the Pediatric Portfolio. The fair value of the warrant derivative liability was valued using the lattice valuation methodology. The fair value of acquisition-related contingent consideration is based on a Monte-Carlo methodology using estimated discounted future cash flows and periodic assessments of the probability of occurrence of potential future events. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

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

Recurring Fair Value Measurements

The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and June 30, 2019, by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2020
	Fair Value at March 31, 2020	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Warrant derivative liability	$11,000	–	–	$11,000
Contingent consideration	18,754,000	–	–	18,754,000
CVR liability	5,219,000	–	–	5,219,000

	$23,984,000	–	–	$23,984,000

		Fair Value Measurements at June 30, 2019
	Fair Value at June 30, 2019	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Warrant derivative liability	$13,000	–	–	$13,000
Contingent consideration	23,326,000	–	–	23,326,000
CVR liability	–	–	–	–

	$23,339,000	–	–	$23,339,000

 Warrant Derivative Liability. The warrant derivative liability was historically valued using the lattice valuation methodology because that model embodies the relevant assumptions that address the features underlying these instruments. The warrants related to the warrant derivative liability are not actively traded and are, therefore, classified as Level 3 liabilities. As a result of the immaterial value of the balance as of both June 30, 2019 and March 31, 2020, coupled with continued further declines in the Company’s stock price, the Company elected to waive on adjusting the current fair value of the derivative warrant liability as any adjustment was deemed de minimus.

	As of March 31, 2020	As of June 30, 2019
Warrant Derivative Liability
Volatility	163.2%	163.2%
Equivalent term (years)	2.88	3.13
Risk-free interest rate	1.71%	1.71%
Dividend yield	0.00%	0.00%

Contingent Consideration. The Company classifies its contingent consideration liability in connection with the acquisition of Natesto, Tuzistra XR, ZolpiMist and Innovus, within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The Company estimates the fair value of our contingent consideration liability based on projected payment dates, discount rates, probabilities of payment, and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow methodology.

The Company derecognized the contingent consideration liability related to Natesto as a result of the December 1, 2019 effectiveness of the Acerus Amendment, which eliminated product milestone payments underlying the contingent consideration liability. Due to the derecognition of the Natesto contingent consideration, the Company recognized a, non-operating gain of approximately $5.2 million during the three and nine months ended March 31, 2020.

The Company recognized approximately $0.2 million in contingent consideration as a result of the February 14, 2020 Innovus Merger. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimates risk that the milestones are achieved. There was no material change in this valuation as of March 31, 2020.

Contingent value rights. Contingent value rights (“CVRs”) represent contingent additional consideration of up to $16 million payable to satisfy future performance milestones related to the Innovus Merger. Consideration can be satisfied in up to 4.7 million shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. The fair value of the contingent value rights was based on a model in which each individual payout was deemed either (a) more likely than not to be paid out or (b) less likely than not to be paid out. From there, each obligation was then discounted at a 30% discount rate to reflect the overall risk to the contingent future payouts pursuant to the CVRs. This value is then remeasured both for future expected payout at well as the increase fair value due to the time value of money. On of March 31, 2020, the Company paid out 1.2 million shares of the Company’s common stock to satisfy the first $2 million milestone, which relates to the Innovus achievement of $24 million in revenues during the 2019 calendar year.

Non-Recurring Fair Value Measurements

The following table represents those asset and liabilities measured on a non-recurring basis for the nine months ended March 31, 2020 as a result of the (i) November 1, 2019 acquisition of the Pediatrics Portfolio and (ii) the February 14, 2020 Innovus Merger.

	Fair Value at Measurement Date	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring
Pediatric Portfolio (November 1, 2019)
Product technology rights	$22,700,000	–	–	22,700,000
Goodwill	15,687,064	–	–	15,687,064
Fixed payment arrangements	26,457,162	–	–	26,457,162

Innovus Merger (February 14, 2020)
Customer lists	390,000	–	–	390,000
Product distribution rights (trademarks and patents)	11,354,000	–	–	11,354,000
Right-to-use asset	675,980			675,980
Goodwill	8,374,269	–	–	8,374,269
Notes payable	3,056,361	–	–	3,056,361

	$88,694,836	–	–	$88,694,836

 Acquisition of the Pediatric Portfolio

Product technology rights. The Company recognized the product technology right intangible asset acquired as part of the November 1, 2019 acquisition of the Pediatric Portfolio. This intangible asset consists of the acquired product technology rights consisting of (i) AcipHex Sprinkle, (ii) Karbinal ER, (iii) Cefaclor, and (iv) Poly-vi-Flor and Tri-vi-Flor. The Company utilized a Multiple-Period Excess Earnings Method model.

As of November 1, 2019 (*)
Product technology rights
Re-levered Beta	1.60
Market risk premium	6.00%
Small stock risk premium	5.20%
Risk-free interest rate	2.00%
Company specific discount	25.00%

(*) Valuation performed as of November 1, 2019. As a non-recurring fair value measurement, there is no remeasurement at each reporting period unless indications exist that the fair value of the asset has been impaired. There were no indicators as of March 31, 2020 that the fair value of the Product technology rights was impaired.

Goodwill. Goodwill represents the fair value of consideration transferred and liabilities assumed in excess of the fair value of assets acquired. Remeasurement of the fair value of goodwill only arises upon either (i) indicators that the fair value of goodwill has been impaired, or (ii) during the annual impairment test performed at June 30 of each fiscal year. There were no indicators observed or identified during and as of the period from November 1, 2019 through March 31, 2020.

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

Innovus Merger

Customer lists. The Company recognized the fair value of the rental of the customer lists that existed as of the Valuation Date to be $364,232. The Company utilized an income method approach through a discounted cash flow model. Through an iterative process, the Company added the value to the tax amortization benefits associated with the customer lists to arrive at an overall fair value for the customer lists of $390,000.

Trademarks and patents. The Company recognized the fair value of trademarks, patents or a combination of both for 18 distinct products that the Company markets, distributes and sells. An Income Approach known as the Relief-From-Royalty Method was utilized to value the product distribution rights associated with each of the 18 products associated with trademarks and patents. A royalty rate of 15% was used based on upon a range of observable royalties between the range of 7.5% and 34.5%.

As of February 14, 2020
Trademarks and patents
Re-levered Beta	0.84%
Market risk premium	6.17%
Small stock risk premium	4.99%
Risk-free interest rate	1.89%
Company specific discount	20.00%

Goodwill. Goodwill represents the fair value of consideration transferred and liabilities assumed in excess of the fair value of assets acquired. Remeasurement of the fair value of goodwill only arises upon either (i) indicators that the fair value of goodwill has been impaired, or (ii) during the annual impairment test performed at June 30 of each fiscal year. There were no indicators observed or identified during and as of the period from February 14, 2020 through March 31, 2020.

Innovus Notes Payable. The Innovus Notes Payable represent twelve financial obligations assumed as part of the Innovus Merger. These notes are comprised of ten uncollateralized obligations with a face value of approximately $3.6 million and two notes secured by inventory held fulfillment centers with Amazon, Inc. and a face value of approximately $0.4 million (the “Innovus Notes”). The Innovus Notes were revalued using the estimated cost of capital at the valuation date for a total estimated fair value of approximately $3.1 million.

The ten unsecured Innovus Notes consist of ten separate loans with implied effective interest rates ranging between 14.1% and 73.4%. The weighted average interest rate for these notes was 39.5%, while the weighted average interest rate for the most recent loan (January 9, 2020) was 41.4%. All ten of the notes are unsecured, and as of the valuation date there was significant risk associated with their repayment. Accordingly, the Company has revalued the notes using an effective rate of 40% and concluded that the fair value at the February 14, 2020 Innovus Merger date was approximately $2.7 million.

The secured Innovus Notes due to Amazon had had maturities of less than one year and stated rates of 17.2% and 14.7% respectively. Due to the fact that the most recent loan had a stated rate of 14.7% and that the weighted average rate for these two loans was 15.6%, the Company has estimated the current value of the loans using an effective rate of 15% and concluded that the fair value of the secured Innovus Notes totaled approximately $0.4 million.

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the nine months ended March 31, 2020:

	Product Technology Rights	Innovus Assets	Goodwill	Liability Classified Warrants	CVR Liability	Contingent Consideration	Fixed Payment Arrangements
Balance as of June 30, 2019	–	–	–	$13,000	–	$23,326,000	–
Transfers into Level 3	–	–	–	–	–	–	–
Transfer out of Level 3	–	–	–	–	–	–	–
Total gains, losses, amortization or accretion in period	–	–	–	–	–	–	–
Included in earnings	(946,000)	(221,000)	–	(2,000)	170,000	(4,576,000)	647,000
Included in other comprehensive income	–	–	–	–		–
Purchases, issues, sales and settlements		–
Purchases	22,700,000	11,744,000	24,061,000	–	7,049,000	183,000	–
Issues	–	–	–	–	–	–	26,457,000
Sales	–	–	–	–	–	–	–
Settlements	–	–	–	–	(2,000,000)	(179,000)	(1,547,000)
Balance as of March 31, 2020	$21,754,000	$11,523,000	$24,061,000	$11,000	$5,219,000	$18,754,000	$25,557,000

11. Note Receivable

On September 12, 2019, the Company announced it had entered into a definitive merger agreement with Innovus (see Note 1) to acquire Innovus which specializes in commercializing, licensing and developing safe and effective supplements and over-the-counter consumer health products. As part of the negotiations with Innovus, the Company agreed to provide a short-term, loan in the form of a $1.0 promissory note on August 8, 2019 (the “Innovus Note”). In addition, on October 11, 2019, the Company amended the original promissory note, providing an additional approximately $0.4 million of bridge financing under the same terms and conditions as the Innovus Note. Upon the closing of the Merger, this note receivable was used to offset a portion of the $8 million initial closing purchase price and was deducted from the consideration value used when determining the number of shares of Aytu common stock to be issued upon closing of the acquisition.

12. Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of March 31, 2020:

	Total	2020	2021	2022	2023	2024	Thereafter
Prescription database	$1,762,000	$262,000	$767,000$	$733,000$	$–	$–	–
Pediatric portfolio fixed payments and product minimums	28,715,000	998,000	18,471,000	2,950,000	2,950,000	1,346,000	2,000,000
CVR liability	5,219,000	787,000	1,210,000	2,327,000	895,000	–	–
Inventory purchase commitment	2,943,000	1,226,250	1,716,750
Product contingent liability	183,000	–	–	–	–	–	183,000
Product milestone payments	3,000,000	–	–	3,000,000	–	–	–
	$41,822,000	$3,273,250	$22,164,750	$9,010,000	$3,845,000	$1,346,000	$2,183,000

Prescription Database

In May 2016, the Company entered into an agreement with a vendor that will provide it with prescription database information. The Company agreed to pay approximately $1.6 million over three years for access to the database of prescriptions written for Natesto. In January 2020, the Company amended the agreement and agreed to pay additional $0.6 million to add access to the database of prescriptions written for the Pediatric Portfolio. The payments have been broken down into quarterly payments.

Pediatric Portfolio Fixed Payments and Product Milestone

The Company assumed two fixed, periodic payment obligations to an investor (the “Fixed Obligation”). Beginning November 1, 2019 through January 2021, the Company will pay monthly payments of $86,840, with a balloon payment of $15,000,000 due in January 2021. A second fixed obligation requires the Company pay a minimum of $100,000 monthly through February 2026, except for $210,767 paid in January 2020. There is the potential for the second fixed obligation to increase an additional $1.8 million depending on product sales, which could trigger additional amounts to be paid.

In addition, the Company acquired a Supply and Distribution Agreement with TRIS Pharma (the “Karbinal Agreement”), under which the Company is granted the exclusive right to distribute and sell the product in the United States. The initial term of the Karbinal Agreement was 20 years. The Company will pay TRIS a royalty equal to 23.5% of net sales. A third party agreed to offset the 23.5% royalty payable by 8.5%, for a net royalty equal to 15%, in fiscal year 2018 and 2019 for net sales of Karbinal.

The Karbinal Agreement make-whole payment is capped at $1,750,000 each year. The Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units through 2023. The Company is required to pay TRIS a royalty make whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2033. The annual payment is due in August of each year. The Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of net revenues.

CVR Liability

On February 14, 2020 the Company closed on the Merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. Upon closing the Merger, the Company merged with and into Innovus and entered into a Contingent Value Rights Agreement (the “CVR Agreement”). Each CVR will entitle its holder to receive its pro rata share, payable in cash or stock, at the option of Aytu, of certain payment amounts if the targets are met. If any of the payment amounts is earned, they are to be paid by the end of the first quarter of the calendar year following the year in which they are earned. Multiple revenue milestones can be earned in one year.

On March 31, 2020, the Company paid out the first CVR Milestone in the form of approximately 1.2 million shares of the Company’s common stock to satisfy the $2.0 million obligation as a result of Innovus achieving the $24.0 million revenue milestone for calendar year ended December 31, 2019. As a result of this, the Company recognized a gain of approximately $0.3 million.

Product Contingent Liability

In February 2015, Innovus acquired Novalere, which included the rights associated with distributing Fluticare.  As part of the Merger, Innovus is obligated to make 5 additional payments of $0.5 million when certain levels of Fluticare sales are achieved.

Inventory Purchase Commitment

In May 1, 2020, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Hikma Pharmaceuticals USA Inc. (“Hikma”). Pursuant to the settlement agreement, Innovus has agreed to purchase and Hikma has agreed to manufacture a minimum amount of our branded fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under Hikma’s FDA approved ANDA No. 207957 in the U.S. The commitment requires Innovus to purchase three batches of product through fiscal year 2022 each of which amount to $1.0 million.

Milestone Payments

In connection with the Company’s intangible assets, Aytu has certain milestone payments, totaling $3.0 million, payable at a future date, are not directly tied to future sales, but upon other events certain to happen. These obligations are included in the valuation of the Company’s contingent consideration (see Note 10).

13. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

At March 31, 2020 and June 30, 2019, Aytu had 100,610,380 and 17,538,071 common shares outstanding, respectively, and 9,805,845 and 3,594,981 preferred shares outstanding, respectively.

The Company has 50 million shares of non-voting, non-cumulative preferred stock authorized with a par value of $0.0001 per share, of which, 9,805,845 are designated as Series G Convertible preferred stock as of March 31, 2020. Liquidation rights for all series of preferred stock are on an as-converted to common stock basis.

Included in the common stock outstanding are 3,345,766 shares of restricted stock issued to executives, directors, employees and consultants.

During the three months ended September 30, 2019, investors holding shares of Series C preferred stock exercised their right to convert 443,833 shares of Series C preferred stock into 443,833 shares of common stock. There are no remaining Series C preferred stock outstanding.

In October 2019, Armistice Capital converted 2,751,148 shares of Series E convertible preferred stock into 2,751,148 shares of common stock. There are no remaining Series E preferred stock outstanding.

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

In addition and concurrent with the Series F Convertible preferred stock issuance, the Company issued 10,000,000 warrants, with an exercise price of $1.25 and a term of five years. These warrants feature a contingent cashless exercise provision. During the three months ended December 31, 2019, the cashless exercise contingency was satisfied, reducing the strike price of the October 2019 Warrants to $0. During the three months ended March 31, 2020, an investor exercised 5,000,000 of the warrants using the cashless exercise provision. In April 2020, another investor exercised the remaining 5,000,000 of the October 2019 warrants using the cashless exercise provision, resulting in no remaining October 2019 warrants.

In November 2019, in connection with the Pediatric Portfolio acquisition, the Company issued 9,805,845 shares of Series G Convertible Preferred stock, of which, Pediatric Portfolio converted 9,805,845 shares of the Series G Convertible Preferred stock into 9,805,845 shares of common stock in April of 2020.

During the three months ended March 31, 2020, the Company entered into three separate offerings, on March 10, 2020, March 12, 2020 and March 19, 2020 (the “March Offerings”) in which the Company issued a combination of common stock and warrants. The following summarizes the March Offerings, including total capital raised from both the issuance of common stock and subsequent warrant exercises.

On March 19, 2020, the Company entered into a securities purchase agreement with certain institutional investors (the “the March 19, 2020 Purchasers”), pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 12,539,197 shares of the Company’s common stock (the “Common Stock”) at a purchase price per share of $1.595 and (ii) warrants to purchase up to 12,539,197 shares of Common Stock (the “March 19, 2020 Warrants”) at an exercise price of $1.47 per share, for aggregate gross proceeds to the Company of $20.0 million, before deducting placement agent fees and other offering expenses payable by the Company. The March 19, 2020 Warrants are exercisable immediately upon issuance and have a term of one year from the issuance date. In addition, the Company issued warrants with an exercise price of $1.9938 per share to purchase up to 815,047 shares of common stock (the “March 19, 2020 Placement Agent Warrants”). The March 19, 2020 Placement Agent Warrants have a term of five years from the issuance date.

A total of 1.2 million March 19, 2020 Warrants have been exercised through May 5, 2020, for total proceeds of $1.7 million, of which 0.7 million March 19, 2020 Warrants were exercised through March 31, 2020, for total proceeds of $1.1 million.

On March 12, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 16,000,000 shares of the Company’s common stock at a purchase price per share of $1.25 and (ii) warrants to purchase up to 16,000,000 shares of Common Stock (the “March 12, 2020 Warrants”) at an exercise price of $1.25 per share, for aggregate gross proceeds to the Company of $20.0 million, before deducting placement agent fees and other offering expenses payable by the Company (the “Registered Offering”). The March 12, 2020 Warrants are exercisable immediately upon issuance and have a term of one year from the issuance date. In addition, the Company issued warrants with an exercise price of $1.5625 per share to purchase up to 1,040,000 shares of common stock (the “March 12, 2020 Placement Agent Warrants”). The March 12, 2020 Placement Agent Warrants have a term of five years from the issuance date.

A total of 13 million March 12, 2020 Warrants have been exercised through May 5, 2020, for total proceeds of approximately $16.3 million, of which approximately 10.5 million March 12, 2020 Warrants were exercised through March 31, 2020, for total proceeds of $13.1 million.

On March 10, 2020, Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 4,450,000 shares of the Company’s common stock (the “Common Stock”) at a purchase price per share of $1.15 and (ii) pre-funded warrants to purchase up to 3,376,087 shares of Common Stock (the “Pre-Funded Warrants”) at an effective price of $1.15 per share ($1.1499 paid to the Company upon the closing of the offering and $0.0001 to be paid upon exercise of such Pre-Funded Warrants), for aggregate gross proceeds to the Company of approximately $9.0 million, before deducting placement agent fees and other offering expenses payable by the Company (the “Registered Offering”). The Pre-Funded Warrants were immediately exercised upon close. In addition, the Company issued warrants with an exercise price of $1.4375 per share to purchase up to 508,696 shares of common stock (the “March 10, 2020 Placement Agent Warrants”). The March 10, 2020 Placement Agent Warrants have a term of five years from the issuance date.

Between March 10, 2020 and March 31, 2020, a total of 6.0 million shares of the Company’s October 2018 $1.50 Warrants (the “October 18 $1.50 Warrants”) were exercised, resulting in proceeds of approximately $9.0 million.

In total, the Company has raised net proceeds of approximately $71.5 million from the March Offerings and related warrant exercises, as well as exercises of the October 2018 Warrants. The net proceeds received by the Company from the March Offerings and related warrant exercise will be used for general corporate purposes, including working capital.

During the three months ended March 31, 2020, the following Convertible Preferred Stock issuances were converted into the Company’s common stock:

●
400,000 shares of the Series D Convertible Preferred Stock were converted into 400,000 shares of the Company’s common stock. There are no remaining shares of the Series D Convertible Preferred Stock outstanding at March 31, 2020;
●
10,000 shares of the Series F Convertible Preferred Stock issuances were converted into 10,000,000 shares of the Company’s common stock. There are no remaining shares of the Series F Convertible Preferred stock outstanding at March 31, 2020;
●
1,997,902 shares of the Company’s Series H Convertible Preferred Stock were converted into 1,997,902 shares of the Company’s common stock. There are no remaining shares of the Series H Convertible Preferred stock outstanding at March 31, 2020.

14. Equity Incentive Plan

Share-based Compensation Plans

On June 1, 2015, Aytu’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of March 31, 2020, we have 1,317,337 shares that are available for grant under the 2015 Plan.

On December 23, 2019, the Company filed Form S-4 related to the proposed Innovus merger, in which shareholders are asked to approve an increase to 5.0 million total shares of common stock in the 2015 Plan. As of the date of this report, Aytu shareholders approved the proposal to increase the total number of common shares in the 2015 Plan.

Stock Options

Employee Stock Options:

In November 2019, the Company granted 327,000 shares of stock options to 28 employees pursuant to the 2015 Plan, which vest over four years. Compensation expense related to these options will be fully recognized over the four-year vesting period.

In January 2020, the Company granted 12,500 shares of stock options to 5 employees pursuant to the 2015 Plan, which vest immediately upon grant. Compensation expense related to these options were fully recognized in the three months ended March 31, 2020.

The fair value of the options is calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. Aytu has computed the fair value of all options granted during the nine months ended March 31, 2019 using the following assumptions:

As of March 31, 2020

Volatility	100.0%
Equivalent term (years)	10.00
Risk-free interest rate	1.82%
Dividend yield	0.00%

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2019	$1,607	$325.73	6.13
Granted	339,500	0.98	10.00
Exercised	(2,500)	0.97	–
Expired	(170)	328.00	–
Outstanding March 31, 2020	338,437	2.36	9.62
Exercisable at March 31, 2020	11,437	41.74	9.30

As of March 31, 2020, there was $133,015 unrecognized option-based compensation expense related to non-vested stock options.

Restricted Stock

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years

Unvested at June 30, 2019	2,346,214	$1.83	9.1
Granted	1,067,912	0.73	1.7
Vested	–	–	–
Forfeited	(69,900)	2.03	–
Unvested at March 31, 2020	3,344,226	$1.47	7.2

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

During the quarter ended March 31, 2020, 30,000 shares of restricted stock were exchanged with common stock, and the Company recognized an increase in aggregate stock compensation expense of $12,000.

Under the 2015 Plan, there was $4,124,000 of total unrecognized stock-based compensation expense related to the non-vested restricted stock as of March 31, 2020. The Company expects to recognize this expense over a weighted-average period of 7.20 years.

In January 2020, the Company issued 285,000 shares of restricted stock to directors and employees pursuant to the 2015 Plan. Of the 285,000 shares, 200,000 shares vest in November 2021 and share-based compensation expense will be recognized over a two-year period. 85,000 shares vest in January 2030 and share-based compensation expense will be recognized over a ten-year period.

In February 2020, the Company issued 783,000 shares of restricted stock to employees pursuant to the 2015 Plan, which vest in February 2021. Expense will be recognized over the one-year vesting period.

The Company previously issued 1,540 shares of restricted stock outside the Company’s 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1,247,000 as of March 31, 2020 and is expected to be recognized over the weighted average period of 6.27 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below:

	Three Months Ended March 31,		Nine Months Ended March 31,
Selling, general and administrative:	2020	2019	2020	2019
Stock options	$7,000	$15,000	$14,000	$122,000
Restricted stock	257,000	362,000	577,000	601,000
Total stock-based compensation expense	$264,000	$377,000	$591,000	$723,000

15. Warrants

In connection with the October 2019 private placement financing, the Company issued warrants (the October 2019 Warrants) to the investors to purchase an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $1.25 and a term of five years. These warrants feature a contingent cashless exercise provision. During the three months ended December 31, 2019, the cashless exercise contingency was satisfied, reducing the strike price of the October 2019 Warrants to $0. During the three months ended March 31, 2020, an investor exercised 5,000,000 of the warrants using the cashless exercise provision. In April 2020, another investor exercised the remaining 5,000,000 of the October 2019 warrants using the cashless exercise provision, resulting in no remaining October 2019 warrants as of April 30, 2020.

In connection with the March Offerings, the following warrants were granted, and potentially subsequently exercised:

●
On March 10, 2020, the Company granted 3,376,087 Pre-Funded Warrants for total proceeds of $3.9 million, which were fully exercised as of March 31, 2020. In addition, the Company issued 508,696 of Placement Agent Warrants with an exercise price of $1.4375 to purchase 508,696 shares of the Company's common stock, which expire five years after the grant date. None of the Placement Agent Warrants have been exercised as of March 31, 2020.

●
On March 12, 2020, the Company granted 16,000,000 March 12, 2020 $1.25 Warrants to purchase 16,000,000 shares of the Company’s common stock for an exercise price of $1.25 per share of common stock, and expire one-year after the grant date, of which 10,450,000 were exercised as of March 31, 2020 for total proceeds of approximately $13.1 million. In addition, the Company granted 1,040,000 of the March 12, 2020 Placement Agent Warrants with an exercise price of $1.5625 per share of common stock to purchase 1,040,000 shares of the Company’s common stock, which expire five years after the grant date. As of March 31, 2020, there were no exercises of the March 19, 2020 Placement Agent Warrants.

●
On March 19, 2020, the Company granted 12,539,197 March 19, 2020 $1.47 Warrants to purchase 12,539,197 shares of the Company’s common stock for an exercise price of $1.47 per share of common stock, and expire one-year after the grant date, of which 700,000 were exercised as of March 31, 2020 for total proceeds of approximately $1.0 million. In addition, the Company granted 815,047 of the March 12, 2020 Placement Agent Warrants with an exercise price of $1.9938 per share of common stock to purchase 815,047 shares of the Company’s common stock, which expire five years after the grant date. As of March 31, 2020, there were no exercises of the March 19, 2020 Placement Agent Warrants.

While these warrants are classified as a component of equity, in order to allocate the fair value of the March offerings between the investor warrants and the placement agent warrants, the Company was required to calculate the fair value of the warrants issued in March. These warrants issued had a relative fair value of $11.2 million. All warrants issued in March 2020 were valued using a Black-Scholes model. In order to calculate the fair value of the warrants, certain assumptions were made, including the selling price or fair market value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield, and contractual life. Changes to the assumptions could cause significant adjustments to valuation. The Company estimated a volatility factor utilizing a weighted average of comparable published betas of peer companies. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity.

Significant assumptions in valuing the warrants issued during the quarter are as follows:

Warrants Issued Three Months Ended March 31, 2020
Expected volatility	100%
Equivalent term (years)	1 - 5
Risk-free rate	0.20% - 0.66%
Dividend yield	0.00%

A summary of equity-based warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2019	16,218,908	$3.15	4.36
Warrants issued	44,627,120	1.21	1.88
Warrants expired	–	–	–
Warrants exercised (*)	(29,859,990)	–	–
Outstanding March 31, 2020	30,986,038	$2.39	2.31

(*) During the quarter ended March 31, 2020, investor exercised 5.0 million of the October 2019 private placement warrants under the cashless exercise provision. In April 2020, another investor exercised all remaining 5.0 million October 2019 private placement warrants. There are no more October 2019 private placement warrants outstanding as of April 30, 2020.

During the quarter ended March 31, 2020, warrants issued from the October 2018 registered offering and March 2020 offerings to purchase an aggregate of 17,082,994 shares of common stock were exercised for aggregate gross proceeds to our Company of approximately $23.0 million.

A summary of liability warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2019	240,755	$72.00	3.16
Warrants expired	–	–	–
Warrants exercised	–	–	–
Outstanding March 31, 2020	240,755	$72.00	2.37

16. Net Loss Per Common Share.

Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of Aytu. For each three- and nine-month period presented, the basic and diluted loss per share were the same for 2019 and 2018, as they were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

The following table sets-forth securities that could be potentially dilutive, but as of the quarters ended March 31, 2020 and 2019 are anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		Nine Months Ended
		March 31
		2020	2019
Warrants to purchase common stock - liability classified	(Note 15)	240,755	240,755
Warrant to purchase common stock - equity classified	(Note 15)	30,986,038	11,893,175
Employee stock options	(Note 14)	338,437	1,666
Employee unvested restricted stock	(Note 14)	3,344,226	2,719,312
Performance-based options (*)	(Note 14)	–	75,000
Convertible preferred stock	(Note 13)	9,805,845	2,335,665
		44,715,301	17,265,573

(*) During the year ended June 30, 2019, the Company issued 75,000 performance-based stock options out of the 2015 Plan to a consultant. These options vest based on meeting certain market criteria with an exercise price of $1.00. At June 30, 2019, the first of three market targets were not achieved, and all 75,000 performance stock options were forfeited.

During the quarter ended March 31, 2020, 5.0 million equity classified warrants were cashless exercised pursuant to the terms of the October 2019 warrants. In April 2020, the final 5.0 million of the October 2019 warrants were exercised using the cashless exercise provision. There are no more October 2019 warrants remaining.

17. Notes Payable

The Aytu BioScience Note. On February 27, 2020, the Company issued a $0.8 million promissory note (the “Note”) and received consideration of $0.6 million. The Note had an eight-month term with principal and interest payable at maturity and the recognition of approximately $0.2 million of debt discount related to the issuance of promissory notes. The discount is amortized over the life of the promissory notes through the fourth quarter of calendar 2020.During the three months ended March 31, 2020, and March 31, 2019, the Company recorded approximately $34,000 and $0, respectively, of related amortization.

The Innovus Notes. Upon completion of the Merger, the Company assumed approximately $3.1 million of the twelve Innovus Notes (see Note 1, 2 and 10). During the three months ended March 31, 2020, and March 31, 2019, the Company recorded approximately $0.2 million and $0, respectively, of related amortization. All notes are due within twelve months from March 31, 2020, with a weighted average interest rate of approximately 42% for the ten unsecured notes and approximately 15% for the two secured notes.

On April 27, 2020, approximately $1.8 million of outstanding notes were exchanged for approximately 1.5 million shares of the Company’s common stock, leaving a remaining obligation of approximately $2.1 million after the exchange, with a remaining carrying value of approximately $1.4 million.

18. Segment reporting

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

Aytu manages our Company and aggregated our operational and financial information in accordance with two reportable segments: Aytu BioScience and Aytu Consumer Health. The Aytu BioScience segment consists of the Company’s prescription products. The Aytu Consumer Health segment contains the Company’s consumers healthcare products line, which was the result of the Innovus Merger. Select financial information for these segments is as follows:

	Three months Ended March 31,		Nine months Ended March 31,
	2020	2019	2020	2019
Consolidated revenue:
Aytu BioScience	$4,703,000	$2,378,000	$9,318,000	$5,605,000
Aytu Consumer Health	3,453,000		3,453,000
Consolidated revenue	8,156,000	2,378,000	12,771,000	5,605,000

Consolidated net loss:
Aytu BioScience	(4,421,000)	(4,496,000)	(9,565,000)	(12,600,000)
Aytu Consumer Health	(911,000)		(911,000)
Consolidated net loss	(5,332,000)	(4,496,000)	(10,476,000)	(12,600,000)
	March 31,	June 20,
	2020	2019
Total assets:
Aytu BioScience	$137,825,000	$34,721,000
Aytu Consumer Health	21,129,000
Total assets	$158,954,000	$34,721,000

19. Subsequent Events

See Footnotes 1, 14, 15 and 16, 17, for information relating to certain events occurring subsequent to March 31, 2020 impacting information disclosed above. In addition, the following subsequent events were considered:

In May 1, 2020, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Hikma Pharmaceuticals USA Inc. (“Hikma”). Pursuant to the settlement agreement, Innovus has agreed to purchase and Hikma has agreed to manufacture a minimum amount of our branded fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under Hikma’s FDA approved ANDA No. 207957 in the U.S. The commitment requires Innovus to purchase three batches of product through fiscal year 2022 each of which amount to $1 million.

On April 24, 2020, the Company received notification it had received approximately $2.5 million in the form of the Small Business Administration (“SBA”) Payroll Protection Program loan. Under the terms of the loan, the loan is due in April 2022, and bears interest of 1% per annum.

On April 23, 2020, the Company announced the signing of a definitive agreement with Singapore-based Biolidics, Ltd to exclusively distribute Biolidics’ COVID-19 IgG/IgM Rapid Test in the United States.

On April 20, 2020, the Company announced that it has signed an exclusive worldwide license from Cedars-Sinai to develop and commercialize the Healight Platform Technology (“Healight”). This medical device technology platform, discovered and developed by scientists at Cedars-Sinai, is being studied as a potential first-in-class treatment for coronavirus and other respiratory infections.

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

Overview, Liquidity and Capital Resources

 We are a commercial-stage specialty pharmaceutical company focused on commercializing novel products that address significant healthcare needs in both prescription and consumer health categories. Through our heritage prescription business, we currently market a portfolio of prescription products addressing large primary care and pediatric markets. The primary care portfolio includes (i) Natesto, the only FDA-approved nasal formulation of testosterone for men with hypogonadism (low testosterone, or "Low T"), (ii) ZolpiMist, the only FDA-approved oral spray prescription sleep aid, and (iii) Tuzistra XR, the only FDA-approved 12-hour codeine-based antitussive syrup.

We recently acquired a prescription pediatric portfolio that includes (i) AcipHex Sprinkle, a granule formulation of rabeprazole sodium, a commonly prescribed proton pump inhibitor; (ii) Cefaclor, a second-generation cephalosporin antibiotic suspension; (iii) Karbinal ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions; and (iv) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various for infants and children with fluoride deficiency.

On February 14, 2020 we acquired Innovus Pharmaceuticals (“Innovus”), a specialty pharmaceutical company commercializing, licensing and developing safe and effective consumer healthcare products designed to improve health and vitality. Innovus commercializes over thirty-five consumer health products competing in large healthcare categories including diabetes, men's health, sexual wellness and respiratory health. The Innovus product portfolio is commercialized through direct-to-consumer marketing channels utilizing the Innovus’s proprietary Beyond Human® marketing and sales platform.

We recently acquired exclusive U.S. distribution rights to two COVID-19 IgG/IgM rapid tests. These coronavirus tests are solid phase immunochromatographic assays used in the rapid, qualitative and differential detection of IgG and IgM antibodies to the 2019 Novel Coronavirus in human whole blood, serum or plasma. These rapid tests have been validated in multi-center clinical trials. Most recently we signed a licensing agreement with Cedars-Sinai Medical Center to worldwide rights to various potential uses of Healight, an investigational medical device platform technology. Healight has demonstrated safety and efficacy in pre-clinical studies, and we plan to advance this technology and assess its safety and efficacy in human studies.

Our strategy is to continue building our portfolio of revenue-generating products, leveraging our focused commercial team and expertise to build leading brands within large therapeutic markets

Financial Condition. As of March 31, 2020, we had approximately $62.5 million of cash, cash equivalents and restricted cash. Our operations have historically consumed cash and are expected to continue to require cash, but at a declining rate.

On November 1, 2019, we closed an asset acquisition with Cerecor, Inc. (“Cerecor”) whereby we acquired certain of Cerecor’s portfolio of prescription pediatric therapeutics (the “Pediatric Portfolio”) for $4.5 million in cash, approximately 9.8 million shares of Series G Convertible Preferred Stock, the assumption of Cerecor’s financial and royalty obligations, which includes not more than $3.5 million of Medicaid rebates and products returns as they come due, and other assumed liabilities associated with the Pediatric Portfolio (see Note 2). As of March 31, 2020, we have paid down approximately $3.2 million of those assumed liabilities.

In addition, we have assumed obligations in connection with the Pediatric Portfolio acquisition due to an investor including fixed and variable payments. We assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026.

On February 14, 2020 we closed on the merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. Upon closing the Merger, we merged with and into Innovus and (ii) all outstanding Innovus common stock was exchanged for approximately 3.8 million shares of our common stock and up to $16 million in value in Contingent Value Rights (“CVRs”). The outstanding Innovus warrants with cash out rights were exchanged for approximately 2.0 shares of Series H Convertible Preferred stock of Aytu and retired. The remaining Innovus warrants outstanding at the time of the Merger continue to be outstanding, and upon exercise, retain the right to the merger consideration offered to Innovus stockholders, including any remaining claims represented by CVRs at the time of exercise. Innovus will continue as a subsidiary of us.

In addition, as part of the merger, we assumed approximately $3.1 million of notes payable, $0.8 million in lease liabilities, and other assumed liabilities associated with Innovus. Of the $3.1 million of notes payable, approximately $1.8 million was converted into approximately 1.5 million shares of our common stock on April 27, 2020.

Revenues for the three-months ended March 31, 2019 increased approximately 243% compared to the three-months ended December 31, 2018, and revenues increased 100% and 14% for each of the years ended June 30, 2019 and 2018, respectively. Revenue is expected to continue to increase long-term, allowing us to rely less on our existing cash and cash equivalents, and proceeds from financing transactions. Cash used in operations during the nine-months ended March 31, 2019 was $20.6 million compared to $10.4 million for the nine-months ended March 31, 2019, due primarily to our acquisition and integration of the Pediatric Portfolio and merger with Innovus, which consumed additional cash resources, coupled with an increase in working capital. During three months ended March 31, 2020, we entered into three separate offerings, on March 10, 2020, March 12, 2020 and March 19, 2020 (the “March Offerings”) in which we issued a combination of common stock and warrants. The following summarizes the March Offerings, including total capital raised from both the issuance of common stock or subsequent warrant exercises.

On March 19, 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of (i) 12,539,197 shares of the our common stock (the “Common Stock”) at a purchase price per share of $1.595 and (ii) warrants to purchase up to 12,539,197 shares of Common Stock (the “March 19, 2020 Warrants”) at an exercise price of $1.47 per share, for aggregate gross proceeds of $20.0 million, before deducting placement agent fees and other offering expenses payable by us. The March 19, 2020 Warrants are exercisable immediately upon issuance and have a term of one year from the issuance date. In addition, we issued warrants with an exercise price of $1.9938 per share to purchase up to 815,047 shares of common stock (the “March 19, 2020 Placement Agent Warrants”). The March 19, 2020 Placement Agent Warrants have a term of five year from the issuance date.

A total of 1.2 million March 19, 2020 Warrants have been exercised through May 5, 2020, for total proceeds of $1.7 million, of which 0.7 million March 19, 2020 Warrants were exercised through March 31, 2020, for total proceeds of $1.1 million.

On March 12, 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of (i) 16,000,000 shares of our common stock at a purchase price per share of $1.25 and (ii) warrants to purchase up to 16,000,000 shares of Common Stock (the “March 12, 2020 Warrants”) at an exercise price of $1.25 per share, for aggregate gross proceeds of $20.0 million, before deducting placement agent fees and other offering expenses payable by the us. The March 12, 2020 Warrants are exercisable immediately upon issuance and have a term of one year from the issuance date. In addition, we issued warrants with an exercise price of $1.5625 per share to purchase up to 1,040,000 shares of common stock (the “March 12, 2020 Placement Agent Warrants”). The March 12, 2020 Placement Agent Warrants have a term of five year from the issuance date.

A total of 13 million March 12, 2020 Warrants have been exercised through May 5, 2020, for total proceeds of approximately $16.3 million, of which approximately 10.5 million March 12, 2020 Warrants were exercised through March 31, 2020, for total proceeds of $13.1 million.

On March 10, 2020, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to sell and issue, in a registered direct offering, an aggregate of (i) 4,450,000 shares of our common stock (the “Common Stock”) at a purchase price per share of $1.15 and (ii) pre-funded warrants to purchase up to 3,376,087 shares of Common Stock (the “Pre-Funded Warrants”) at an effective price of $1.15 per share ($1.1499 per Pre-Funded Warrant paid to us upon the closing of the offering and $0.0001 paid upon exercise of such Pre-Funded Warrants), for aggregate gross proceeds of approximately $9.0 million, before deducting placement agent fees and other offering expenses payable by us. The Pre-Funded Warrants were immediately exercised upon close. In addition, we issued warrants with an exercise price of $1.4375 per share to purchase up to 508,696 shares of common stock (the “March 10, 2020 Placement Agent Warrants”). The March 10, 2020 Placement Agent Warrants have a term of five year from the issuance date.

Since March 10, 2020, a total of 6.0 million shares of the October 2018 $1.50 Warrants (the “October 18 $1.50 Warrants”) were exercised, resulting in proceeds of approximately $9.0 million.

In total, we have raised net proceeds of approximately $71.5 million from the March Offerings and related warrant exercises, as well as exercises of the October 2018 Warrants. The net proceeds we received from the March Offerings and related warrant exercise will be used for general corporate purposes, including working capital.

On October 11, 2019, we entered into Securities Purchase Agreements (the “Purchase Agreement”) with two institutional investors (the “Investors”) providing for our issuance and sale (the “October 2019 Offering”) of $10.0 million of, (i) 10,000 shares of our Series F Convertible Preferred Stock (the “Preferred Stock”) which are convertible into 10,000,000 shares of common stock (the “Conversion Shares”) for a stated value of $1,000 per unit and (ii) warrants (the “October 2019 Warrants”) which are exercisable for shares of our common stock (the “Warrant Shares”), which expire January 10, 2025. The closing of the October 2019 offering occurred on October 16, 2019. The Warrants had an exercise price equal to $1.25 and contain a cashless exercise provision. This provision was dependent on (i) performance of our stock price between October 11, 2019 and the date of exercise of all, or a portion of the Warrants, and (ii) subject to shareholder approval of the October 2019 Offering, which was approved January 24, 2020.

During the three months ended March 31, 2020, all 10,000 of the Series F Convertible Preferred stock was converted into 10,000,000 shares of our Common stock and 5 million of the October 2019 Warrants were exercised into 5.0 million shares of our Common stock using the cashless exercise provision. In April 2020, the remaining 5 million October 2019 Warrants were exercised into 5.0 million shares of our Common stock using the cashless exercise provision.

The net proceeds we received from the October 2019 Offering were approximately $9.3 million.  The net proceeds we received from the October 2019 Offerings will be used for general corporate purposes, including working capital.

As of the date of this Report, the we expect our commercial costs for our current operations to increase modestly as we integrate the acquisition of the Pediatric Portfolio and continue to focus on revenue growth through increasing product sales. Our total asset position totaling approximately $168.5 million plus the proceeds expected from ongoing product sales will be used to fund operations. We may continue to access the capital markets to fund operations when needed, and to the extent it is required. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to the us and our stockholders, or at all. However, we have been successful in accessing the capital markets in the past and are confident in our ability to access the capital markets again, if needed. Since we have sufficient cash and cash equivalents on-hand as of March 31, 2020 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) we report that there does not exist indication of substantial doubt about our ability to continue as a going concern.

As of the date of this report, while we have adequate capital resources to complete our near-term operating and transaction objectives, there is no guarantee that such capital resources will be sufficient until such time the we reach profitability. However, we have been successful in accessing the capital markets in the past and are confident in our ability to access the capital markets again, if needed.

If we are unable to raise adequate capital in the future when it is required, we can adjust our operating plans to reduce the magnitude of the capital need under its existing operating plan. Some of the adjustments that could be made include delays of and reductions to commercial programs, reductions in headcount, narrowing the scope of the our commercial plans, or reductions to our research and development programs. Without sufficient operating capital, we could be required to relinquish rights to products or renegotiate to maintain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

Nasdaq Listing Compliance. Our common stock is listed on The Nasdaq Capital Market (the “Nasdaq”). In order to maintain compliance with Nasdaq listing standards, we must, amongst other requirements, maintain a stockholders’ equity balance of at least $2.5 million pursuant to Nasdaq Listing Rule 5550(b). In that regard, on September 30, 2019, our stockholders’ equity totaled approximately $2.3 million, thereby potentially resulting in a stockholders’ equity deficiency upon the filing of the September 30, 2019 Form 10-Q. However, subsequent to September 30, 2019, we completed (i) the Offering with the Investors, raising approximately $9.3 million, net in equity financing (see Note 1), and (ii) the “Asset Purchase Agreement” in which we issued approximately 9.8 million shares of Series G Convertible Preferred Stock worth approximately $5.6 million, resulting in an increase in stockholders’ equity of approximately $14.8 million in the aggregate. Accordingly, as of the filing of this Form 10-Q for the three and nine months ended March 31, 2020, our stockholders’ equity balance exceeds the minimum $2.5 million threshold and, therefore, we believe we are currently in compliance with all applicable Nasdaq Listing Requirements.

On March 24, 2020, we received a letter from the Nasdaq notifying us that the Nasdaq has determined that the our stock price has traded above at least $1.00 for at least 10 consecutive business days since the previously announced February 19, 2020 notice, and therefore, we have regained compliance with Nasdaq Listing Rule 5550(a)(2), commonly referred to as the Bid Price Rule.

Strategic Growth Initiatives

Pursuant to our strategy of identifying and acquiring complimentary assets, we have entered into two transactions that we expect to substantially increase our revenue generating capacity and provide opportunities to reduce our combined operating losses. The dual impact of the transactions on revenue and operating expenses is expected to position us to achieve positive cash flow earlier than previously expected.

Acquisition of Pediatric Portfolio. On October 10, 2019, we entered into the Purchase Agreement with Cerecor, Inc. (“Cerecor”) to purchase and acquire Cerecor’s portfolio of prescription pediatric therapeutics (the “Pediatric Portfolio”), which closed on November 1, 2019. The Pediatric Portfolio consists of six pharmaceutical and other prescription products consisting of (i) AcipHex Sprinkle, (ii) Cefaclor for Oral Suspension, (iii) Karbinal ER, (iv) Flexichamber, (v) Poly-Vi-Flor and Tri-Vi-Flor. Total consideration transferred consisted of $4.5 million cash and approximately 9.8 million shares of Series G Convertible Preferred Stock, plus the assumption not more than $3.5 million of Medicaid rebates and products returns. In addition, we absorbed the majority of the Cerecor’s workforce focused on commercial sales, commercial contracts and customer relationships.

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

Further, certain of the products in the Pediatric Portfolio require royalty payments ranging from 15% to 38.0% of net revenue. One of the products in the Pediatric Portfolio requires us to generate minimum annual sales sufficient to represent annual royalties of approximately $1.75 million.

Acquisition of Innovus Pharmaceuticals. On February 14, 2020 we closed on the merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. The acquisition of Innovus has enabled the company to expand into the consumer healthcare market with Innovus’ thirty-five-plus over-the-counter medicines and other healthcare products. We expect Innovus to continue to develop additional consumer healthcare products and expand its portfolio. This, we expect, will drive additional revenue for the consumer health subsidiary and contribute meaningfully to the company's overall revenue growth.

Additionally, through the two recently announced transactions to acquire distribution rights to two COVID-19 IgG/gM rapid tests, we expect to participate in the U.S. serology testing market. We have purchased 1,600,000 rapid tests from one manufacturer (Zhejiang Orient Gene Biotech Limited via our distribution agreement with L.B. Resources, Limited) and committed to purchase another 1,250,100 rapid tests from another manufacturer (Biolidics, Limited). We also signed an exclusive license with Cedars-Sinai Medical Center to a medical device technology platform that is a pre-clinical prospective treatment for coronavirus for seriously ill patients in the ICU. We expect to advance this technology through development and, if proven clinically effective and able to be manufactured at scale, expect to commercialize this product in the future.

In the near-term, we expect to create value for shareholders by implementing a focused strategy of increasing sales of our prescription therapeutics while leveraging our commercial infrastructure. Further, we expect to increase sales of our newly acquired consumer healthcare product portfolio following the closing of our acquisition of Innovus Pharmaceuticals. Additionally, we expect to expand both our Rx and consumer health product portfolios through continuous business and product development. Finally, we expect to identify operational efficiencies identified through our recent transactions and implement expense reductions accordingly.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingencies and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including COVID-19, that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on September 26, 2019.

Information regarding our accounting policies and estimates can be found in the Notes to the consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of March 31, 2020) are presented in Note 1 to the consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three and Nine months ended March 31, 2020 compared to March 31, 2019

	Three Months Ended March 31,
	2020	2019	Change	%

Revenues
Product revenue, net	$8,156,173	$2,372,016	$5,784,157	244%
License revenue	-	5,776	(5,776)	-100%
Total net revenue	8,156,173	2,377,792	5,778,381	243%

Operating expenses
Cost of sales	1,998,659	616,853	1,381,806	224%
Research and development	78,502	108,901	(30,399)	-27.9%
Selling, general and administrative	9,501,469	5,368,762	4,132,707	77.0%
Selling, general and administrative - related party	-	6,797	(6,797)	-100%
Amortization of intangible assets	1,370,986	575,117	795,869	138%
Total operating expenses	12,949,616	6,676,430	6,273,186	94%

Loss from operations	(4,793,443)	(4,298,638)	(494,805)	12%

Other (expense) income
Other (expense), net	(538,862)	(194,703)	(344,159)	177%
Gain from derecognition of contingent consideration	-	-	-	100%
Gain from warrant derivative liability	-	(2,521)	2,521	-100%
Total other (expense) income	(538,862)	(197,224)	(341,638)	173%

Net loss	$(5,332,305)	$(4,495,862)	$(836,443)	19%

	Nine Months Ended March 31,
	2020	2019	Change	%

Revenues
Product revenue, net	$12,771,235	$5,598,836	$7,172,399	128%
License revenue	-	5,776	(5,776)	-100%
Total net revenue	12,771,235	5,604,612	7,166,623	128%

Operating expenses
Cost of sales	2,980,425	1,552,950	1,427,475	92%
Research and development	223,197	413,808	(190,611)	-46.1%
Selling, general and administrative	21,164,072	13,991,516	7,172,556	51.3%
Selling, general and administrative - related party	-	351,843	(351,843)	-100%
Amortization of intangible assets	2,899,553	1,561,137	1,338,416	86%
Total operating expenses	27,267,247	17,871,254	9,395,993	53%

Loss from operations	(14,496,012)	(12,266,642)	(2,229,370)	18%

Other (expense) income
Other (expense), net	(1,181,206)	(398,833)	(782,373)	196%
Gain from derecognition of contingent consideration	5,199,806	-	5,199,806	100%
Gain from warrant derivative liability	1,830	65,468	(63,638)	-97%
Total other (expense) income	4,020,430	(333,365)	4,353,795	-1306%

Net loss	$(10,475,582)	$(12,600,007)	$2,124,425	-17%

Product revenue. We recognized net revenue from product sales of $8.2 million and $2.4 million for the three months ended March 31, 2020 and 2019 respectively. We recognized net revenue from product sales of $12.8 million and $5.6 million for the nine months ended March 31, 2020 and 2019 respectively. This increase was primarily driven by the acquisition of the Portfolio of Pediatric Therapeutics on November 1, 2019 and the Merger with Innovus on February 14, 2020.

Our product portfolio includes Natesto, Tuzistra XR, ZolpiMist, and the MiOXSYS Systems. In November 2019, we acquired the portfolio of pediatric therapeutic commercial products from Cerecor, Inc. This transaction expanded our product portfolio with the addition of six pharmaceutical and other prescription products, AcipHex Sprinkle, Cefaclor, Karbinal, Flexichamber, Poly-Vi-Flor and Tri-Vi-Flor. On February 14, 2020, the Company acquired Innovus Pharmaceuticals. Innovus commercializes over thirty-five consumer health products competing in large healthcare categories including diabetes, men's health, sexual wellness and respiratory health.

Cost of sales. The cost of sales of $2.0 million and $0.6 million recognized for the three months ended March 31, 2020 and 2019, respectively, and $3.0 million and $1.6 million recognized for the nine months ended March 31, 2020 and 2019, respectively, are related to Natesto, Tuzistra XR, ZolpiMist, AcipHex Sprinkl, Cefaclor, Karbinal, Flexichamber, Poly-Vi-Flor, Tri-Vi-Flor, the MiOXSYS System and consumer health products. We expect cost of sales to increase in the future due to and in line with growth in revenue from product sales.

Research and Development. Research and development expenses decreased $0.03 million, or 27.9%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Research and development expenses decreased $0.2 million, or 46.1%, for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019.

The decrease was due primarily to a decrease in research and development costs associated with the MiOXSYS System. We anticipate research and development expense to increase in fiscal 2020 as we anticipate funding a study to further support the clinical application of our MiOXSYS System.

Selling, General and Administrative. Selling, general and administrative costs increased $4.1 million, or 77%, for the three months ended March 31, 2020 compared the three months ended March 31, 2019. Selling, general and administrative costs increased $7.2 million, or 51.3%, for the nine months ended March 31, 2020, compared to the nine months ended March 31, 2019.

The primary increase was due to sales and marketing expenses related to Cerecor acquisition and Innovus Merger, labor, occupancy, travel, expanding our commercial team, and stock-based compensation.

Selling, General and Administrative – Related Party. Selling, general and administrative costs – related party comprise the cost of a services provided by TrialCard Inc. (“TrialCard”), of which one of our Directors, Mr. Donofrio, was an employee during the quarter ended March 31, 2019. Mr. Donofrio is no longer an employee of TrialCard.

 Amortization of Intangible Assets. Amortization expense for the remaining intangible assets was approximately $1.4 million and $0.6 million for the for the three months ended March 31, 2020 and 2019, respectively. Amortization of intangible assets was $2.9 million and $1.6 million for the nine months ended March 31, 2020 and 2019, respectively. This expense is related to corresponding amortization of our finite-lived intangible assets. The increase of this expense is due to the Cerecor acquisition and Innovus Merger closed in this quarter.

Derecognition of contingent consideration. Gain of approximately $5.2 million from the derecognition of the estimated contingent consideration liability related to sales of Natesto with terms covered pursuant to the Amended and Restated License and Supply Agreement (the “Acerus Amendment”).

Liquidity and Capital Resources

	March 31,
	2020	2019

Net cash used in operating activities	$(20,609,198)	$(10,357,501)
Net cash used in investing activities	(5,610,732)	(965,877)
Net cash provided by financing activities	$77,441,786	$18,958,549

Net Cash Used in Operating Activities

During the nine months ended March 31, 2020, our operating activities used $20.6 million in cash, which was greater than the net loss of $10.5 million, primarily as a result of derecognition of contingent consideration and an increase in accounts receivable, decrease in accounts payable and other offset by the non-cash depreciation, amortization and accretion, stock-based compensation charges to earnings, coupled with an increase in accrued liabilities and accrued compensation.

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

Net Cash Used in Investing Activities

During the nine months ended March 31, 2020, we used $1.4 million for the Innovus Merger. We also used $4.5 million for the Cerecor acquisition and we paid $0.2 million in contingent consideration offset by cash of $0.4 million received from Innovus Merger.

            During the nine months ended March 31, 2019, we used $560,000 of cash for investing activities to purchase fixed and operating assets, paid $409,000 in contingent consideration, and received a $3,000 refund of our deposit for office space.

Net Cash from Financing Activities

Net cash provided by financing activities in the nine months ended March 31, 2019 was $77.4 million. This was primarily related to the (i) October 2019 Offering for gross proceeds of $10.0 million, offset by the offering cost of $0.7 million which was paid in cash; (ii) $49 million raised in the March 2020 Offerings, offset by offering costs of approximately $4.5 million, and (iii) $23.0 million raised as the result of warrant exercises in March 2020.

           Net cash provided by financing activities in the nine months ended March 31, 2019 was $19.0 million. This was primarily related to the October 2018 public offering of $15.2 million, offset by the offering cost of $1.5 million which was paid in cash. In addition, we received proceeds of $5 million from the Note. We also received proceeds of $0.3 million from warrant exercises.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Presmar. In connection with our acquisition from Cerecor of the Poly-Vi-Flor product rights, the Company agreed to reimburse Cerecor for change of control payments Cerecor may owe to Presmar Associates, Inc. (“Presmar”) pursuant to an Agreement to Redeem Membership Interest among TRx Pharmaceuticals, LLC, Presmar, Fremantle Corporation, and LRS International, LLC, dated May 31, 2011 (the “Presmar Agreement”). Cerecor had inherited the Presmar Agreement as part of a prior transaction. The Company did not assume the Presmar Agreement, but agreed to reimburse Cerecor for any payment it was required to make in connection with the Presmar Agreement change of control provisions. Upon closing of the Cerecor transaction, Presmar disputed the agreed upon calculation by Company and Cerecor of the amount payable under the Presmar Agreement. The Company, Cerecor, and Presmar have had ongoing discussions regarding the appropriate amount owed to Presmar under the Presmar Agreement. Recently, the parties tentatively agreed on an approach under which: (i) Cerecor will make an initial payment to Presmar in the amount of $150,000, which will be reimbursed by the Company in six (6) equal monthly installments; (ii) the Company will issue to Presmar $150,000 worth of the Company’s common stock in a private placement pursuant to applicable exemptions under the Securities Act; and (iii) each party will provide a mutual release of liability in connection with the Poly-Vi-Flor product transfer (the “Settlement”). The Settlement remains contingent on approval from the parties respective board of directors.

Hikma. On May 8, 2017, Innovus entered into a Supply Agreement with Hikma (formerly West-Ward Pharmaceuticals Corp.) for the supply of FlutiCare®, a branded fluticasone propionate nasal spray. During the second year of the Supply Agreement, Innovus received multiple shipments of FlutiCare® products containing non-compliant labelling due to defective label adhesive. Since that time Hikma and Innovus have been in negotiations regarding responsibility for the defective products and the status of the Supply Agreement. On May 1, 2020, Hikma and Innovus (now a Company subsidiary) entered into the Settlement Agreement requiring Innovus to purchase three batches of FlutiCare® through the fiscal year 2022 at a price of $1 million per batch.

Marin County DA. On August 24, 2018, Innovus received a letter from the Marin County District Attorney’s Office (the “Marin DA”) demanding substantiation for certain advertising claims made by Innovus related to DiabaSens®, and Apeaz®, which were sold and marketed in Marin County, California. The Marin DA is part of a larger Northern California task force comprising of district attorney offices from ten counties that agree to handle customer protection matters. Innovus responded to the Marin DA through its regulatory counsel in November 2018 and continued to exchange correspondence with the Marin DA through April 2019. In June 2019 Innovus met with the Northern California task force. In March 2020, Innovus (now a Company subsidiary) entered into a Stipulation for Entry of Final Judgement (the “Stipulation”), pursuant to which Innovus agreed to the following: (i) certain injunctive relief relating the advertising and sale of DiabaSens®, and Apeaz®; (ii) to pay a civil penalty of $150,000; (iii) to reimburse investigative costs of $11,500; and (iv) to pay restitution of $43,000. In May 2020, the Marin DA filed the judgement with the Superior Court for the County of Monterrey and the parties are waiting for the judge to approve the stipulation.

Pliscott. Between November 20, 2019 and December 17, 2019, four putative class action lawsuits were filed in Delaware state and federal courts in connection with: (i) Aytu’s proposal to approve, in accordance with Nasdaq Marketplace Rule 5635(d), the convertibility of the Company’s Series F convertible preferred stock and the exercisability of certain warrants, in each case, issued in a private placement offering that closed on October 16, 2019 (the “Nasdaq Rule 5635(d) Proposal”); (ii) Aytu’s proposal to approve an amendment to its Certificate of Incorporation to increase the number of its authorized shares of common stock from 100,000,000 to 120,000,000 shares of common stock (the “Authorized Share Increase Proposal”); and (iii) Aytu’s proposal to approve the adjournment of the special meeting, if necessary, to continue to solicit votes for the Nasdaq Rule 5635(d) Proposal and/or the Authorized Share Increase Proposal (“Adjournment Proposal” and, together with the Nasdaq Rule 5635(d) Proposal and the Authorized Share Increase Proposal, the “Proposal”). Three lawsuits were filed in the Court of Chancery of the State of Delaware: Carl Pliscott v. Joshua R. Disbrow, et al., Case No. 2019-0933, filed on November 20, 2019 (the “Pliscott Action”); Adam Kirschenbaum v. Aytu Bioscience, Inc., et al., Case No. 2019-0984, filed on December 10, 2019 (the “Kirschenbaum lawsuit”); and Michael Sebree v. Josh Disbrow, et al., Case No. 2019-1011, filed on December 17, 2019 (the “Sebree Action”). The Kirschenbaum Action and Sebree Action were both assigned to Chancellor Andre G. Bouchard. The Pliscott Action was removed to the United States District Court for the District of Delaware on December 5, 2019, captioned as Carl Pliscott v. Joshua R. Disbrow, et al., Case No. 19-cv-02228-UNA, but was remanded to the Court of Chancery and assigned to Chancellor Andre G. Bouchard on January 14, 2020. One lawsuit was filed in the United States District Court for the District of Delaware and assigned to Chief Judge Leonard P. Stark: Adam Franchi v. Aytu Bioscience, Inc., et al., Case No. 19-cv-02204-LPS, filed on November 26, 2019 (the “Franchi Action”). The Pliscott Action, Kirschenbaum Action, and Sebree Action allege that the members of the Aytu board breached their fiduciary duties to Aytu stockholders by failing to disclose all information material to the Proposals. The Franchi Action alleges that Aytu and the individual members of the Aytu board violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (and Rule 14a-9, promulgated thereunder) by virtue of allegedly false and misleading statements contained in the proxy statement filed by Aytu on November 21, 2019. All four lawsuits seek, among other things, declaratory relief allowing the action to be maintained as a class action, injunctive relief prohibiting any stockholder vote on the Proposals or other consummation of the Proposals, damages, attorneys’ fees and costs, and other and further relief. The Sebree Action further seeks injunctive relief prohibiting consummation of the Asset Purchase Agreement, dated October 10, 2019. Aytu and the board believe that all claims asserted are meritless and have vigorously defended against the four lawsuits. On January 30, 2020, the parties in the Pliscott Action, Kirschenbaum Action, and Sebree Action filed a stipulation voluntarily dismissing the cases as moot, with plaintiffs reserving the right to seek mootness fees. On February 5, 2020, the Chancery Court dismissed the cases while retaining jurisdiction to adjudicate anticipated mootness fee motions. No mootness fee motion has been filed to date. At this stage, it is not otherwise possible to predict the effect of lawsuits on Aytu.

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

section entitled “Special Note Regarding Forward-Looking Statements.”

Risks Related to COVID-19

We are relying on FDA policies and guidance provisions that have changed very recently, and may continue to change, and relate directly to the 2019 coronavirus health crisis. If we misinterpret this guidance or the guidance changes unexpectedly and/or materially, potential sales of the COVID-19 tests would be impacted.

The U.S. Food and Drug Administration (FDA) issued non-binding guidance for manufacturers relating to the pathway to enable FDA approval for devices related to testing for COVID-19 under an Emergency Use Authorization (EUA). Following the issuance of the initial published guidance, on March 16, 2020, revised guidance specific to COVID-19 ‘antibody tests’ was issued. Newer guidance was published on May 4, 2020 further describing the requirements for serology tests to continue to be marketed under an Emergency Use Authorization. If our interpretation of the newly revised guidance is incorrect or specifics around the guidance change, the sales of the COVID-19 test could be materially impacted.

If our recently licensed COVID-19 IgG/IgM rapid tests do not perform as expected or the reliability of the technology is questioned, we could experience delayed or reduced market acceptance of the tests, increased costs and damage to our reputation.

Our success depends on the market’s confidence that we can provide reliable, high-quality COVID-19 diagnostic tests. We believe that customers in our target markets are likely to be particularly sensitive to product defects and errors. Our reputation and the public image of our licensed COVID-19 diagnostic tests may be impaired if they fail to perform as expected or are perceived as difficult to use. Despite quality control testing, defects or errors could occur with the tests.

In the future, if our licensed COVID-19 diagnostic tests experience a material defect or error, this could result in loss or delay of revenues, delayed market acceptance, damaged reputation, diversion of development resources, legal claims, increased insurance costs or increased service and warranty costs, any of which could harm our business. Such defects or errors could also prompt us to amend certain warning labels or narrow the scope of the use of our diagnostic tests, either of which could hinder our success in the market. Even after any underlying concerns or problems are resolved, any widespread concerns regarding our technology or any manufacturing defects or performance errors in the test could result in lost revenue, delayed market acceptance, damaged reputation, increased service and warranty costs and claims against us.

If we become subject to claims relating to improper handling, storage or disposal of hazardous materials, we could incur significant cost and time to comply.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, including biological hazardous materials. We are subject to foreign, federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. We may incur significant costs complying with both existing and future environmental laws and regulations. In particular, we are subject to regulation by the Occupational Safety and Health Administration, or OSHA, and the Environmental Protection Agency, or EPA, and to regulation under the Toxic Substances Control Act and the Resource Conservation and Recovery Act in the United States. OSHA or the EPA may adopt additional regulations in the future that may affect our research and development programs. The risk of accidental contamination or injury from hazardous materials cannot be eliminated completely. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our workers’ compensation insurance. We may not be able to maintain insurance on acceptable terms, if at all.

Our licensed COVID-19 tests have not been manufactured on a high-volume scale and could be subject to unforeseen scale-up risks.

While the manufacturers of the COVID-19 IgG/IgM rapid rests have experience manufacturing diagnostic tests, there can be no assurance that they can manufacture the COVID-19 diagnostic tests at a scale that is adequate for our current and future commercial needs. We may face significant or unforeseen difficulties in securing adequate supply of the COVID-19 diagnostic tests, relating to the manufacturing of the tests. These risks include but are not limited to:

●
Technical issues relating to manufacturing components of the COVID-19 diagnostic tests on a high-volume commercial scale at reasonable cost, and in a reasonable time frame;

●
difficulty meeting demand or timing requirements for orders due to excessive costs or lack of capacity for part or all of an operation or process;

●
changes in government regulations or in quality or other requirements that lead to additional manufacturing costs or an inability to supply product in a timely manner, if at all; and

●
increases in raw material or component supply cost or an inability to obtain supplies of certain critical supplies needed to complete our manufacturing processes.

These and other difficulties may only become apparent when scaling up to the manufacturing process of the COVID-19 diagnostic tests to a more substantive commercial scale. In the event the tests cannot be manufactured in sufficient commercial quantities or manufacturing is delayed, our future prospects could be significantly impacted and our financial prospects could be materially harmed.

Our suppliers may experience development or manufacturing problems or delays that could limit the growth of our revenue or increase our losses.

We may encounter unforeseen situations in the manufacturing of the COVID-19 diagnostic tests that could result in delays or shortfalls in our production. Suppliers may also face similar delays or shortfalls. In addition, suppliers’ production processes may have to change to accommodate any significant future expansion of manufacturing capacity, which may increase suppliers’ manufacturing costs, delay production of diagnostic tests, reduce our product gross margin and adversely impact our business. If we are unable to keep up with demand for the COVID-19 diagnostic test by successfully securing supply and shipping our diagnostic tests in a timely manner, our revenue could be impaired, market acceptance for the test could be adversely affected and our customers might instead purchase our competitors’ diagnostic tests.

We have relied and expect to continue to rely on third parties to conduct studies of the COVID-19 diagnostic tests that will be required by the FDA or other regulatory authorities and those third parties may not perform satisfactorily.

Although we intend to sell the COVID-19 IgG/IgM rapid tests by virtue of recent FDA guidance allowing for reduced product clinical and analytical studies, we have relied on third parties, such as independent testing laboratories and hospitals, to conduct such studies. Our reliance on these third parties will reduce our control over these activities. These third-party contractors may not complete activities on schedule or conduct studies in accordance with regulatory requirements or our study design. We cannot control whether they devote sufficient time, skill and resources to our studies. Our reliance on third parties that we do not control will not relieve us of any applicable requirement to prepare, and ensure compliance with, various procedures required under good clinical practices. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if the third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our studies may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for additional diagnostic tests.

If the manufacturer’s delivery of the COVID-19 tests and the required clinical data is delayed, then our ability to obtain necessary regulatory approvals and/or authorizations to the distribute the COVID-19 tests will be impaired, which will adversely affect our business plans.

While the FDA has provided a path forward to begin selling the COVID-19 tests on an expedited basis, we are still required to provide the FDA with data concerning the validation of the tests and to satisfy certain labeling conditions. If the manufacturers are delayed in delivering to us the COVID-19 tests and related validation data, we will, in turn, be delayed in obtaining FDA authorization or approval required before we can begin selling the COVID-19 tests. Any such delays will adversely affect our business plans.

We rely on third parties to manufacture the COVID-19 tests for us and if such third party refuses or is unable to supply us with the COVID-19 test, our business will be materially harmed.

We rely on third parties to manufacture the COVID-19 diagnostic tests, which manufacturers licenses their rights from the owners of the intellectual property underlying the COVID-19 tests. If any issues arise with respect to the manufacturers’ ability to manufacture and deliver to us the COVID-19 tests, our business could be materially harmed.

While we have obtained an exclusive distribution agreement for the right to commercialize one of the COVID-19 test in the United States, Canada and Mexico, the manufacturer has no obligation to supply us with a minimum amount of, or any, COVID-19 tests. The manufacturer may choose not to supply us with a sufficient quantity of such tests in order to supply such tests to other distributors, or for any reason. In addition, the manufacturer may be unable to provide us with an adequate supply of COVID-19 tests for various reasons, including, among others, if it becomes insolvent, if a United States regulatory authority or other governments block the import or sale of the COVID-19 tests, if it fails to maintain its rights to manufacture the COVID-19 test, or if the owner of the underlying intellectual property fails to adequately maintain such intellectual property.

If there is little or no demand for the COVID-19 tests our business could be materially harmed.

While we have received a number of inquiries regarding the COVID-19 tests and expect to receive orders upon our receipt of a supply of COVID-19 tests, there is no guarantee that such inquiries will result in customer orders. If no orders for COVID-19 tests are made, our business will be materially harmed.

We must rely on a third party to develop and commercialize the Healight Technology.

We must rely on Cedars-Sinai Medical Center to conduct testing and clinical trials of the Healight technology. As a result, we are expected to remain dependent on a third party to conduct ongoing trials and the timing and completion of these trials will be partially controlled by such third party and may result in delays to the Healight development program. Nevertheless, we are responsible for ensuring that each of the trials is conducted in accordance with the applicable protocol and legal, regulatory, and scientific standards and our reliance on a third party does not relieve us of our regulatory responsibilities. If we or Cedars-Sinai Medical Center fail to comply with applicable requirements, the FDA may require to perform additional clinical tests.

There is no guarantee that Cedars-Sinai Medical Center will devote adequate time and resources to the Healight development activities or perform as contractually required. Furthermore, Cedars-Sinai Medical Center may also have relationships with other entities, some of which may be our competitors. If Cedars-Sinai Medical Center fails to meet expected deadlines, adhere to our clinical protocols, meet regulatory requirements, or otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for the Healight technology development may be extend, delayed, suspended, or terminated.

The development of Healight faces uncertainties related to testing.

The development of Healight is based on scientific hypotheses and experimental approaches that may not lead to desired results. It is possible that the timeframe for obtaining proof of principle and other results may be considerably longer than originally anticipated, or may not be possible given time, resource, financial, strategic, and collaborator constraints. Success in one stage of testing is not necessarily an indication that the Healight program will succeed in later stages of testing and development. The discovery of unexpected side effects, inability to increase scale of manufacture, market attractiveness, regulatory hurdles, competition, as well as other factors may make the Healight technology unattractive of unsuitable for human use.

Our business may be adversely affected by the effects of the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. It has since spread to multiple other countries; and, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. This pandemic has adversely affected or has the potential to adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate, our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, business partners and customers, and the demand for some of our marketed products.

The COVID-19 pandemic has resulted in travel and other restrictions to reduce the spread of the disease, including governmental orders across the globe, which, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings, maintain social distancing, and order cessation of non-essential travel. As a result of these recent developments, we have implemented work-from-home policies for a significant part of our employees. The effects of shelter-in-place and social distancing orders, government-imposed quarantines, and work-from-home policies may negatively impact productivity, disrupt our business, and delay our business timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Such restrictions and limitations may also negatively impact our access to regulatory authorities (which may be affected, among other things, by travel restrictions and may be delayed in responding to inquiries, reviewing filings, and conducting inspections). The COVID-19 pandemic may also result in the loss of some of our key personnel, either temporarily or permanently. In addition, our sales and marketing efforts may be impacted by postponement of face-to-face meetings and restrictions on access by non-essential personnel to hospitals or clinics, all of which could slow adoption and implementation of our marketed products, resulting in lower net product sales. For example, while the impact of shelter-in-place and social distancing orders, physicians' office closures, and delays in the treatment of patients following the COVID-19 pandemic on our net product sales of our products for the three months ended March 31, 2020 was limited, overall demand was lower in April 2020 compared to the same period of 2019. In addition to other potential impacts of the COVID-19 pandemic on net product sales, we expect to see continued adverse impact on new patient starts for all products while these measures remain in place. See Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" for a discussion of our net product sales. Demand for some or all of our marketed products may continue to be reduced while the shelter-in-place or social distancing orders are in effect and, as a result, some of our inventory may become obsolete and may need to be written off, impacting our operating results. These and similar, and perhaps more severe, disruptions in our operations may materially adversely impact our business, operating results, and financial condition.

Quarantines, shelter-in-place, social distancing, and similar government orders (or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur) related to COVID-19 or other infectious diseases are impacting personnel at our research and manufacturing facilities, our suppliers, and other third parties on which we rely, and may impact the availability or cost of materials produced by or purchased from such parties, which could result in a disruption in our supply chain.

In addition, infections and deaths related to COVID-19 may disrupt the United States' healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay, FDA review and potential approval of our marketed products. It is unknown how long these disruptions could continue. Further, while we are focused on therapies to address the COVID-19 pandemic, our other product candidates may need to be de-prioritized. Any elongation or de-prioritization of our other products could materially affect our business.

While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it is currently resulting in significant disruption of global financial markets. This disruption, if sustained or recurrent, could make it more difficult for us to access capital if needed. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock. The global COVID-19 pandemic continues to rapidly evolve. The ultimate impact of this pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, healthcare systems, or the global economy as a whole. These effects could have a material impact on our operations. To the extent the COVID-19 pandemic adversely affects our business, prospects, operating results, or financial condition, it may also have the effect Risks Related to our Bylaws

Our Amended and Restated Bylaws provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain litigation that may be initiated by our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended and Restated Bylaws provides that the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim for breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Court of Chancery could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Delaware. The Court of Chancery may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition. Notwithstanding the foregoing, the exclusive provision shall not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the Exchange Act, or the Securities Act of 1933, as amended, or the Securities Act, or the respective rules and regulations promulgated thereunder.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item  4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Item  6. Exhibits.

Exhibit Number	Description

2.1	First Amendment to Merger Purchase Agreement, dated January 9, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on January 15, 2020)

4.1	Form of Pre-Funded Purchase Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2020)

4.2	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on March 13, 2020)

4.3	Form of Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2020)

4.4	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on March 13, 2020)

4.5	Form of Warrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2020)

4.6	Form of Placement Agent’s Warrant (Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on March 20, 2020)

10.1	Form of Warrant Exchange Agreement, dated February 14, 2020

10.2	Form of Securities Purchase Agreement, dated March 10, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2020)

10.3	Form of Securities Purchase Agreement, dated March 12, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 13, 2020)

10.4	Form of Securities Purchase Agreement, dated March 19, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 20, 2020)

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.

101
XBRL (eXtensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

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
Date: May 15, 2020

By:	/s/ David A. Green
David A. Green
Chief Financial Officer (principal financial and accounting officer)
Date: May 15, 2020