Form 10-Q
period 2020-09-30
AYTU BIOSCIENCE, INC
filed 2020-11-12
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2020 or

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

As of November 1, 2020, there were 127,928,522 shares of Common Stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES FOR THE QUARTER ENDED SEPTEMBER 30, 2020

INDEX

PART I—FINANCIAL INFORMATION

Page
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and June 30, 2020 (audited)	4
Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	6
Condensed Consolidated Statement of Stockholders’ Equity for the year-to-date interim periods ended September 30, 2020 (unaudited) and September 30, 2019 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 (unaudited) and the three months ended September 30, 2019 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	31

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. Mine Safety Disclosures	32

Item 5. Other Information	32

Item 6. Exhibits	33

SIGNATURES

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part II Item 1A of our most recent Annual Report on Form 10- K, and in the reports we file with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Natesto®, Tuzistra®, ZolpiMist®, MiOXSYS®, Karbinal®, and Poly-Vi-Flor®, and the recently acquired consumer health products such as FlutiCare®, Diabasens®, Urivarx®, Sensum®, and Vesele®, as well as Beyond Human ®, a specialty marketing platform, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2020	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$37,911,065	$48,081,715
Restricted cash	251,778	251,592
Accounts receivable, net	6,111,911	5,175,924
Inventory, net	11,479,557	9,999,441
Prepaid expenses and other	3,681,401	5,715,089
Other current assets	6,017,888	5,742,011
Total current assets	65,453,600	74,965,772
Fixed assets, net	106,153	258,516
Right-of-use asset	334,289	634,093
Licensed assets, net	16,018,064	16,586,847
Patents and tradenames, net	10,639,080	11,081,048
Product technology rights, net	20,619,166	21,186,666
Deposits	9,900	32,981
Goodwill	28,090,407	28,090,407
Total long-term assets	75,817,059	77,870,558
Total assets	$141,270,659	$152,836,330

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets, cont’d

	September 30,	June 30,
	2020	2020
	(Unaudited)
Liabilities
Current liabilities
Accounts payable and other	$5,773,768	$11,824,560
Accrued liabilities	8,692,693	7,849,855
Accrued compensation	1,967,035	3,117,177
Debt	930,416	982,076
Contract liability	232,576	339,336
Current lease liability	97,458	300,426
Current portion of fixed payment arrangements	2,138,514	2,340,166
Current portion of CVR liabilities	954,800	839,734
Current portion of contingent consideration	718,647	713,251
Total current liabilities	21,505,907	28,306,581
Long-term contingent consideration, net of current portion	13,058,876	12,874,351
Long-term lease liability, net of current portion	237,497	725,374
Long-term fixed payment arrangements, net of current portion	10,679,903	11,171,491
Long-term CVR liabilities, net of current portion	4,714,359	4,731,866
Other long-term liabilities	11,371	11,371
Total liabilities	50,207,913	57,821,034
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 0 and 0, respectively as of September 30, 2020 and June 30, 2020, respectively.	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 125,837,357 and 125,837,357 respectively as of September 30, 2020 and June 30, 2020.	12,584	12,584
Additional paid-in capital	215,366,272	215,012,891
Accumulated deficit	(124,316,110)	(120,010,179)
Total stockholders' equity	91,062,746	95,015,296
Total liabilities and stockholders' equity	$141,270,659	$152,836,330

See accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
 (unaudited)

	Three Months Ended
	September 30,
	2020	2019
Revenues
Product revenue, net	$13,520,246	$1,439,826

Operating expenses
Cost of sales	3,819,156	375,720
Research and development	182,865	78,020
Selling, general and administrative	11,490,370	5,146,443
Amortization of intangible assets	1,584,581	575,117
Total operating expenses	17,076,972	6,175,300
Loss from operations	(3,556,726)	(4,735,474)
Other (expense) income
Other (expense), net	(751,541)	(195,386)
Gain from change in fair value of contingent consideration	2,336	—
Gain from warrant derivative liability	—	1,830
Total other (expense) income	(749,205)	(193,556)
Net loss	$(4,305,931)	$(4,929,030)
Weighted average number of common shares outstanding	121,585,939	15,325,921
Basic and diluted net loss per common share	$(0.04)	$(0.32)

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(unaudited unless indicated otherwise)

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Stockholders' Equity
BALANCE - June 30, 2019 (audited)	3,594,981	$359	17,538,071	$1,754	$113,475,205	$(106,389,500)	$7,087,818
Stock-based compensation	—	$—	—	$—	$165,171	$—	$165,171
Preferred stock converted in common stock	(443,833)	(44)	443,833	44	—	—	—
Net loss	—	—	—	—	—	(4,929,030)	$(4,929,030)
BALANCE - September 30, 2019	3,151,148	$315	17,981,904	$1,798	$113,640,376	$(111,318,530)	$2,323,959

	Preferred Stock		Common Stock		Additional		Total
	Shares	Amount	Shares	Amount	paid-in capital	Accumulated Deficit	Stockholders' Equity
BALANCE - June 30, 2020 (audited)	—	$—	125,837,357	$12,584	$215,012,891	$(120,010,179)	$95,015,296
Stock-based compensation	—	$—	—	$—	$454,918	$—	$454,918
Issuance costs	—	$—	—	$—	$(101,537)	$—	$(101,537)
Net loss	—	$—	—	$—	$—	$(4,305,931)	$(4,305,931)
BALANCE - September 30, 2020	—	$—	125,837,357	$12,584	$215,366,272	$(124,316,110)	$91,062,746

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	September 30,
	2020	2019

Operating Activities
Net loss	$(4,305,931)	$(4,929,030)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	2,092,618	869,312
Stock-based compensation expense	454,918	165,171
Loss / (gain) from change in fair value of contingent consideration	(99,895)	—
Loss on sale of equipment	112,110	—
Gain on termination of lease	(343,185)	—
Changes in allowance for bad debt	408	—
Loss / (gain) from change in fair value of CVR	97,559	—
Derivative income		(1,830)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(928,895)	35,359
(Increase) decrease in inventory	(1,480,116)	59,340
Decrease in prepaid expenses and other	2,027,358	384,582
(Increase) in other current assets	(237,720)	-
(Decrease) increase in accounts payable and other	(4,519,601)	276,917
Increase in accrued liabilities	412,328	3,441
(Decrease) increase in accrued compensation	(1,150,142)	152,911
(Decrease) in contract liability	(106,760)	—
(Decrease) in deferred rent	—	(3,990)
Net cash used in operating activities	(7,974,946)	(2,987,817)
Investing Activities
Deposit	2,200	—
Contingent consideration payment	(19,140)	(42,103)
Note Receivable		(1,000,000)
Net cash used in investing activities	(16,940)	(1,042,103)
Financing Activities
Issuance cost related to registered offering	(1,632,727)	—
Payments made to borrowings	(136,364)	—
Payments made to fixed payment arrangements	(409,487)	—
Net cash used by financing activities	(2,178,578)	—
Net change in cash, restricted cash and cash equivalents	(10,170,464)	(4,029,920)
Cash, restricted cash and cash equivalents at beginning of period	48,333,307	11,294,227
Cash, restricted cash and cash equivalents at end of period	$38,162,843	$7,264,307

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, cont’d
(unaudited)

	Three Months Ended
	September 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2020	2019
Warrants issued to underwriters	$356,139	$—
Cash paid for interest	247,869	3,390
Fair value of right-to-use asset and related lease liability	20,438	412,691
Contingent consideration included in accounts payable	—	3,430
Fixed payment arrangements included in accrued liabilities	430,510	—
Acquisition costs included in accounts payable	—	59,014
Exchange of convertible preferred stock into common stock	$—	$44

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

1.
Nature of Business, Financial Condition, Basis of Presentation

Nature of Business. Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) is a commercial-stage specialty pharmaceutical company focused on commercializing novel products that address significant healthcare needs in both prescription and consumer health categories. The Company is currently focused on its Aytu BioScience business, consisting of the Primary Care Portfolio (the “Primary Care Portfolio”) and Pediatric Care Portfolio (the “Pediatric Portfolio”), and its Aytu Consumer Health business (the “Consumer Health Portfolio”). The Aytu BioScience business is focused on prescription pharmaceutical products treating hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, male infertility, and various pediatric conditions. The Aytu Consumer Health business is focused on consumer healthcare products. The Company plans to expand into other therapeutic areas as opportunities arise. The Company was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015.

The Primary Care Portfolio consists of (i) Natesto®, the only FDA-approved nasal formulation of testosterone for men with hypogonadism (low testosterone, or "Low T"), (ii) ZolpiMist®, the only FDA-approved oral spray prescription sleep aid, and (iii) Tuzistra® XR, the only FDA-approved 12-hour codeine-based antitussive syrup.

The Pediatric Care Portfolio, acquired on November 1, 2019, (the “Pediatric Portfolio”), includes (i) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various for infants and children with fluoride deficiency, (ii) Cefaclor, a second-generation cephalosporin antibiotic suspension; and (iii) Karbinal ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions.

On February 14, 2020, the Company acquired Innovus Pharmaceuticals Inc. (“Innovus”), a specialty pharmaceutical company commercializing, licensing and developing safe and effective consumer healthcare products designed to improve health and vitality. Innovus commercializes twenty-two consumer health products competing in large healthcare categories including diabetes, men's health, sexual wellness and respiratory health. The Consumer Health Portfolio is commercialized through direct-to- consumer marketing channels utilizing Innovus’s proprietary Beyond Human® marketing and sales platform and on eCommerce platforms.

The Company acquired U.S. distribution rights to a COVID-19 IgG/IgM rapid test. The coronavirus test is a solid phase immunochromatographic assay used in the rapid, qualitative and differential detection of IgG and IgM antibodies to the 2019 Novel Coronavirus in human whole blood, serum or plasma. The rapid test has been validated in multi-center clinical trials. The Company entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential uses of Healight, an investigational medical device platform technology. Healight has demonstrated safety and efficacy in pre-clinical studies, and we plan to advance this technology and assess its safety and efficacy in human studies, initially focused on Covid-19 patients.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets.

Financial Condition. As of September 30, 2020, the Company had approximately $38.2 million of cash, cash equivalents and restricted cash. The Company’s operations have historically consumed cash and are expected to continue to require cash, but at a declining rate.

Revenues for the three-months ended September 30, 2020 were $13.5 million and increased approximately 839% compared to $1.4 million for the three-months ended September 30, 2019. Revenues increased 277% and 100% for each of the years ended June 30, 2020 and 2019, respectively. Revenue is expected to increase over time, which will allow the Company to rely less on our existing cash balance and proceeds from financing transactions. Cash used by operations during the three-months ended September 30, 2020 was $8.0 million compared to $3.0 million for the three-months ended September 30, 2019. The increase is due primarily to an increase in working capital and pay down of other liabilities.

As of the date of this Report, the Company expects costs for its current operations to increase modestly as the Company integrates the acquisition of the Pediatrics Portfolio and Innovus and continues to focus on revenue growth through increasing product sales. The Company’s total asset position totaling approximately $141.3 million plus the proceeds expected from ongoing product sales will be used to fund existing operations. The Company may continue to access the capital markets from time-to-time when market conditions are favorable. The timing and amount of capital that may be raised is dependent the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to the Company and its stockholders, or at all. The Company raised approximately $6.6 million, net during its fourth quarter ended June 30, 2020 from the sale of new common equity using the Company’s at-the-market facility. There were zero funds raised during the quarter ended September 30, 2020. Between September 30, 2020, and the filing date of this quarterly report on Form 10-Q, the Company raised gross proceeds of approximately $3.1 million upon the issuance of approximately 3.0 million shares of the Company’s common stock under the Company’s at-the-market offering program. As of the date of this report, the Company has adequate capital resources to complete its near-term operating objectives.

Since the Company has sufficient cash on-hand as of September 30, 2020 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, the Company reports that there exists no indication of substantial doubt about its ability to continue as a going concern.

If the Company is unable to raise adequate capital in the future when it is required, Aytu management can adjust its operating plans to reduce the magnitude of the capital need under its existing operating plan. Some of the adjustments that could be made include delays of and reductions to commercial programs, reductions in headcount, narrowing the scope of the Company’s commercial plans, or reductions to its research and development programs. Without sufficient operating capital, the Company could be required to relinquish rights to products or renegotiate to maintain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect the Company’s balance sheet and operating results.

Basis of Presentation. The unaudited consolidated financial statements contained in this report represent the financial statements of Aytu and its wholly-owned subsidiaries, Aytu Women’s Health, LLC, Innovus Pharmaceuticals, Inc., and Aytu Therapeutics, LLC. The unaudited consolidated financial statements should be read in conjunction with Aytu’s Annual Report on Form 10-K for the year ended June 30, 2020, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Aytu and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2020 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of and for the three-month periods ended September 30, 2020, and 2019, is unaudited.

Interim Unaudited Condensed Consolidated Financial Statements. The accompanying condensed consolidated balance sheet as of September 30, 2020, and the condensed consolidated statements of operations, stockholders’ equity, for the three months ended, and the interim condensed consolidated statements of cash flows for the three months ended September 30, 2020 and 2019, are unaudited. The condensed consolidated balance sheet as of June 30, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the determination of the fair value of equity awards, the fair value of identified assets and liabilities acquired in business combinations, the useful lives of property and equipment, intangible assets, impairment of long-lived and intangible assets, including goodwill, provisions for doubtful accounts receivable, certain accrued expenses, and the discount rate used in measuring lease liabilities. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended September 30, 2020.

Adoption of New Accounting Pronouncements

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

The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this as of July 1, 2020, the beginning of the Company’s fiscal year-ended June 30, 2021. The most relevant component of ASU 2018-13 to the Company’s financial statements relates to the need to disclose the range and weighted-average of significant unobservable inputs used in Level 3 fair value measurements. However, the Company discloses on a discrete basis all significant inputs for all Level 3 Fair Value measurements.

Recent Accounting Pronouncements

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

This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

2.
Acquisitions

The Pediatric Portfolio

On October 10, 2019, the Company entered into the Purchase Agreement with Cerecor, Inc. (“Cerecor”) to acquire the Pediatric Portfolio, which closed on November 1, 2019. The Pediatric Portfolio consists of four main prescription products (i) Poly-Vi-Flor® and Tri-Vi-Flor™, (ii) Cefaclor for Oral Suspension, (iii) and Karbinal® ER. Total consideration transferred to Cerecor consisted of $4.5 million cash and approximately 9.8 million shares of Series G Convertible Preferred Stock. The Company also assumed certain of Cerecor’s financial and royalty obligations, and not more than $3.5 million of Medicaid rebates and up to $0.8 million of product returns, of which $3.5 million has been incurred. The Company also retained the majority of Cerecor’s workforce focused on sales, commercial contracts and customer relationships.

In addition, the Company assumed Cerecor obligations due to an investor that include fixed and variable payments aggregating to $25.6 million. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million was paid to the investor. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026. In June 2020, the Company paid down a $15 million balloon payment originally owed on January 2021 to reduce the fixed liability.

Further, certain of the products in the Product Portfolio require royalty payments ranging from 12% to 15% of net revenue. One of the products in the Product Portfolio requires the Company to generate minimum annual sales sufficient to represent annual royalties of approximately $1.8 million, in the event the minimum sales volume is not satisfied.

While no equity was acquired by the Company, the transaction was accounted for as a business combination under the acquisition method of accounting pursuant to Topic 805. Accordingly, the tangible and identifiable intangible assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the remainder of the aggregate purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to an expanded commercial footprint and diversified product portfolio that is expected to provide revenue and cost synergies.

The following table summarized the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore, are subject to revisions that may result in adjustments to the values presented below:

As of
November 1, 2019
Consideration
Cash and cash equivalents	$4,500,000
Fair value of Series G Convertible Preferred Stock
Total shares issued	9,805,845
Estimated fair value per share of Aytu common stock	$0.567
Estimated fair value of equity consideration transferred	5,559,914
Total consideration transaferred	$10,059,914
Recognized amounts of identifiable assets acquired and liabilities assumed
Inventory, net	$459,123
Prepaid assets	1,743,555
Other current assets	2,525,886
Intangible assets - product marketing rights	22,700,000
Accrued liabilities	(300,000)
Accrued product program liabilities	(6,683,932)
Assumed fixed payment obligations	$(29,837,853)
Total identifiable net assets	(9,393,221)
Goodwill	$19,453,135

The fair values of intangible assets, including product technology rights were determined using variations of the income approach. Varying discount rates were also applied to the projected net cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value (see Note 9).

The fair value of the net identifiable asset acquired was determined to be $22.7 million, which is being amortized over ten years.

Innovus Merger (Consumer Health Portfolio)

On February 14, 2020, the Company completed the Merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. Upon the effectiveness of the Merger, the Company merged with and into Innovus, and all outstanding Innovus common stock was exchanged for approximately 3.8 million shares of the Company’s common stock and up to $16 million of Contingent Value Rights (“CVRs”). The outstanding Innovus warrants with cash out rights were exchanged for approximately 2.0 million shares of Series H Convertible Preferred stock of the Company and retired. The remaining Innovus warrants outstanding, those without ‘cash- out’ rights, at the time of the Merger, continue to be outstanding, and upon exercise, retain the right to the merger consideration offered to Innovus stockholders, including any remaining claims represented by CVRs at the time of exercise. Innovus is now a 100% wholly-owned subsidiary of the Company, (“Aytu Consumer Health”).

On March 31, 2020, the Company paid out the first CVR Milestone in the form of approximately 1.2 million shares of the Company’s common stock to satisfy the $2.0 million obligation as a result of Innovus achieving the $24 million revenue milestone for the calendar year ended December 31, 2019. As a result of this, the Company recognized a gain of approximately $0.3 million.

In addition, as part of the Merger, the Company assumed approximately $3.1 million of notes payable, $0.8 million in lease liabilities, and other assumed liabilities associated with Innovus. Of the $3.1 million of notes payable, approximately $2.2 million was converted into approximately 1.8 million shares of the Company’s common stock since February 14, 2020. Approximately $0.3 million remained outstanding as of September 30, 2020.

The following table summarized the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore, are subject to revisions that may result in adjustments to the values presented below:

As of
February 14, 2020
Consideration
Fair Value of Aytu Common Stock
Total shares issued at close	3,810,393
Estimated fair value per share of Aytu common stock	$0.756
Estimated fair value of equity consideration transferred	$2,880,581
Fair value of Seris H Convertile Preferred Stock
Total shares issued	1,997,736
Estimated fair value per share of Aytu common stock	$0.756
Estimated fair value of equity consideration transferred	$1,510,288
Fair value of former Innovus warrants	$15,315
Fair value of Contingent Value Rights	$7,049,079
Forgiveness of Note Payable owed to the Company	$1,350,000
Total consideration transferred	$12,805,263

As of
February 14, 2020
Total consideration transferred	$12,805,263
Recongnized amounts of identifiage assets acquired and liabilities assumed
Cash and cash equivalents	$390,916
Accounts receivable, net	278,826
Inventory, net	1,149,625
Prepaid expenses and other current assets	1,692,133
Other long-term assets	36,781
Right-to-use assets	328,410
Property, plant and equipment	190,393
Trademarks and patents	11,744,000
Accounts payable and accrued other expenses	(7,202,309)
Other current liabilities	(629,601)
Notes payable	(3,056,361)
Lease liability	(754,822)
Total identifiable assets	$4,167,991
Goodwill	$8,637,272

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

Unaudited Pro Forma Information

The following supplemental unaudited proforma financial information presents the Company’s results as if the following acquisitions had occurred on July 1, 2019:

●
Acquisition of the Pediatric Portfolio, effective November 1, 2019;
●
Merger with Innovus effective February 14, 2020.

The unaudited pro forma results have been prepared based on estimates and assumptions, which management believes are reasonable, however, the results are not necessarily indicative of the consolidated results of operations had the acquisition occurred on July 1, 2019, or of future results of operations:

	Three Months Ended	Three Months Ended
	September 30, 2020	September 30, 2019
	Actual	Pro Forma
	(Unaudited)	(Unaudited)
Total revenues, net	$13,520,246	$10,606,870
Net (loss)	(4,305,931)	(8,256,982)
Net (loss) per share (aa)	$(0.04)	$(0.29)

(aa) Pro forma net loss per share calculations excluded the impact of the issuance of the (i) Series G Convertible Preferred Stock and the, (ii) Series H Convertible Preferred Stock under the assumption those shares would continue to remain non-participatory during the periods reported above.

3.
Revenue Recognition

Revenues by Geographic location. The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

	Three Months Ended
	September 30,
	2020	2019
	(unaudited)	(unaudited)
U.S.	$12,144,000	$1,262,000
International	1,376,000	178,000
Total net revenue	$13,520,000	$1,440,000

Revenues by Product Portfolio. Net revenue disaggregated by significant product portfolio for the three months ended September 30, 2020 and September 30, 2019 were as follows:

	Three Months Ended September 30
	2020	2019

Primary care and devices portfolio	$3,033,000	$1,440,000
Pediatric portfolio	2,719,000	-
Consumer Health portfolio	7,768,000	-
Consolidated revenue	$13,520,000	$1,440,000

4.
Inventories

Inventories consist of raw materials and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. The Company wrote down $0.1 million and $0 inventory during the three months ended September 30, 2020 or 2019, respectively.

Inventory balances consist of the following:

	As of	As of
	September 30,	June 30,
	2020	2020
Raw materials	$542,000	$397,000
Finished goods, net	10,938,000	9,603,000
	$11,480,000	$10,000,000

5.
Fixed Assets

Fixed assets are recorded at cost and, once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

	Estimated	September 30,	June 30,
	Useful Lives in years	2020	2020
Manufacturing equipment	2 - 5	$112,000	$112,000
Leasehold improvements	3	111,000	229,000
Office equipment, furniture and other	2 - 5	281,000	312,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(488,000)	(484,000)
Fixed assets, net		$106,000	$259,000

During the quarter ended September 30, 2020, we recognized a loss of $112,000 on sale of equipment due to termination of leases.

Depreciation and amortization expense totaled $33,000 and $16,000 for the three-months ended September 30, 2020 and 2019, respectively.

6.
Leases, Right-to-Use Assets and Related Liabilities

The Company previously adopted the FASB issued ASU 2016-02, “Leases (Topic 842)” as of July 1, 2019. With the adoption of ASU 2016-02, the Company recorded an operating right-of-use asset and an operating lease liability on its balance sheet associated with the lease of its corporate headquarters. The right-of-use asset represents the Company’s right to use the underlying asset for the lease term, and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. Right-of-use lease assets and obligations were recognized at the later of the commencement date or July 1, 2019; the date of adoption of Topic 842; based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. Rent expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The lease liability is classified as current or long-term on the balance sheet.

As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows:

Year Ending June 30,
2021 (remaining 9 months)	$90,412
2022	123,883
2023	126,883
2024	35,883
2025	2,942
Total lease payments	380,003
Less: Imputed interest	(45,048)
Lease liabilities	$334,955

Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended September 30, 2020 and 2019 was $66,000 and $0, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.

As of September 30, 2020, the weighted average remaining lease term is 2.42 years, and the weighted average discount rate used to determine operating lease liabilities was 8.0%. Rent expense for the three months ended September 30, 2020 and 2019 totaled $70,000 and $32,000, respectively.

On August 28, 2020, the Company’s Innovus subsidiary signed a lease termination agreement with its lessor to terminate its lease effective September 30, 2020. The original lease termination date was April 30, 2023. As part of the agreement, Innovus agreed to make a cash payment to the landlord the equivalent of two additional months’ rent aggregating to $44,306 plus $125,000 less the security deposit of $20,881. The fair value of the lease liability related to this facility lease was approximately $0.7 million as of June 30, 2020. The Company recognized a gain of approximately $343,000 during the three months ended September 30, 2020.

7.
Intangible Assets – Amortizable

The Company currently holds the following intangible asset portfolios as of September 30, 2020: (i) Licensed assets, which consist of pharmaceutical product assets that were acquired prior to July 1, 2020; (ii) Product technology rights, acquired from the November 1, 2019 acquisition of the Pediatric Portfolio from Cerecor; and, as a result of the Merger with Innovus on February 14, 2020, both, (iii) the Acquired product distribution rights; consisting of patents and trade names) acquired February 14, 2020.

If acquired in an asset acquisition, the Company capitalized the acquisition cost of each licensed patent or tradename, which can include a combination of both upfront consideration, as well as the estimated future contingent consideration estimated at the acquisition date. If acquired in a business combination, the Company capitalizes the estimated fair value of the intangible asset or assets acquired, based primarily on a discounted cash flow model approach or relief-from-royalties model.

The following table provides the summary of the Company’s intangible assets as of September 30, 2020 and June 30, 2020, respectively.

	September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Remaining Life (in years)
Licensed assets	$23,649,000	$(7,631,000)	$-	$16,018,000	11.80
Acquired product technology right	22,700,000	(2,081,000)	-	20,619,000	9.09
Acquired product distribution rights	11,354,000	(943,000)	-	10,411,000	4.37
Acquired customer lists	390,000	(162,000)	-	228,000	0.87
	$58,093,000	$(10,817,000)	$-	$47,276,000	8.93

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Remaining Life (in years)
Licensed assets	$23,649,000	$(7,062,000)	$-	$16,587,000	11.88
MiOXSYS Patent	380,000	(185,000)	(195,000)	-	-
Acquired product technology right	22,700,000	(1,513,000)	-	21,187,000	9.34
Acquired product distribution rights	11,354,000	(565,000)	-	10,789,000	4.62
Acquired customer lists	390,000	(98,000)	-	292,000	1.12
	$58,473,000	$(9,423,000)	$(195,000)	$48,855,000	9.11

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

Amortization
2021	$4,735,000
2022	6,086,000
2023	6,046,000
2024	6,033,000
2025	4,479,000
Thereafter	19,897,000
$47,276,000

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent, or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.6 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively.

8.
Accrued liabilities

Accrued liabilities consist of the following:

	As of	As of
	September 30,	June 30,
	2020	2020
Accrued settlement expense	$150,000	$315,000
Accrued program liabilities	679,000	959,000
Accrued product-related fees	3,054,000	2,471,000
Credit card liabilities	652,000	510,000
Medicaid liabilities	1,997,000	1,842,000
Return reserve	1,537,000	1,329,000
Sales taxes payable	180,000	175,000
Other accrued liabilities*	444,000	249,000
Total accrued liabilities	$8,693,000	$7,850,000

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

Recurring Fair Value Measurements

The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and June 30, 2020, by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2020
	Fair Value at September 30, 2020	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Contingent consideration	13,778,000	–	–	13,778,000
CVR liability	5,669,000	–	–	5,669,000
	$19,447,000	–	–	$19,447,000

		Fair Value Measurements at June 30, 2020
	Fair Value at June 30, 2020	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Contingent consideration	13,588,000	–	–	13,588,000
CVR liability	$5,572,000	–	–	$5,572,000
	$19,160,000	–	–	$19,160,000

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

As of November 2, 2018, the contingent consideration, related to this Tuzistra XR, was valued at $8.8 million using a Monte Carlo simulation. As of June 30, 2020, the contingent consideration was revalued at $13.2 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables. The Company reevaluates the contingent consideration on a quarterly basis for changes in the fair value recognized after the acquisition date, such as measurement period adjustments. The contingent consideration accretion expense for the three months ended September 30, 2020 and 2019 was $158,000, and $96,000, respectively. As of September 30, 2020, none of the milestones had been achieved, and therefore, no milestone payment was made.

The contingent consideration related to the ZolpiMist royalty payments was valued at $2.6 million using a Monte Carlo simulation, as of June 11, 2018. As of June 30, 2020, the contingent consideration was revalued at $0.2 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables. The Company reevaluates the contingent consideration on a quarterly basis for changes in the fair value recognized after the acquisition date, such as measurement period adjustments. The contingent consideration accretion expense for the three months ended September 30, 2020 and 2019 was $0.1 million and $0.1 million, respectively. As of September 30, 2020, none of the milestones had been achieved, and therefore, no milestone payment was made.

The Company recognized approximately $0.2 million in contingent consideration as a result of the February 14, 2020 Innovus Merger. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimates risk that the milestones are achieved. The contingent consideration accretion expense for the three months ended September 30, 2020 and 2019 was $13,000, and $0, respectively. There was no material change in this valuation as of September 30, 2020.

Contingent value rights. Contingent value rights (“CVRs”) represent contingent additional consideration of up to $16 million payable to satisfy future performance milestones related to the Innovus Merger. Consideration can be satisfied in up to 4.7 million shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. The fair value of the contingent value rights was based on a model in which each individual payout was deemed either (a) more likely than not to be paid out or (b) less likely than not to be paid out. From there, each obligation was then discounted at a 30% discount rate to reflect the overall risk to the contingent future payouts pursuant to the CVRs. This value is then remeasured both for future expected payout at well as the increase fair value due to the time value of money. As of September 30, 2020, the Company has paid out 1.2 million shares of the Company’s common stock to satisfy the first $2 million milestone, which relates to the Innovus achievement of $24 million in revenues during the 2019 calendar year. The unrealized loss for the three months ended September 30, 2020 and 2019 was $97,000, and $0, respectively.

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the three months ended September 30, 2020:

	CVR Liability	Contingent Consideration
Balance as of June 30, 2020	$5,572,000	$13,588,000
Transfers into Level 3	–	–
Transfer out of Level 3	–	–
Total gains, losses, amortization or accretion in period	–	–
Included in earnings	$97,000	$209,000
Included in other comprehensive income	–	–
Purchases, issues, sales and settlements	–	–
Purchases	–	–
Issues	–	–
Sales	–	–
Settlements	–	$(19,000)
Balance as of September 30, 2020	$5,669,000	$13,778,000

10.
Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of September 30, 2020:

	Total	2021	2022	2023	2024	2025	Thereafter
Prescription database	$1,411,000	$678,000	$733,000	-	-	-	-
Pediatric portfolio fixed payments and product minimums	16,911,000	2,736,000	3,300,000	3,300,000	3,300,000	3,300,000	975,000
Inventory purchase commitment	1,962,000	1,226,000	736,000	-	-	-	-
CVR liability	14,000,000	2,000,000	2,000,000	5,000,000	5,000,000	-	-
Product contingent liability	202,000	-	-	-	-	-	202,000
Product milestone payments	3,000,000	-	3,000,000	-	-	-	-

	$37,486,000	$6,640,000	$9,769,000	$8,300,000	$8,300,000	$3,300,000	$1,177,000

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

In addition, the Company acquired a Supply and Distribution Agreement with Tris Pharma, Inc. ("TRIS"), (the “Karbinal Agreement”), under which the Company is granted the exclusive right to distribute and sell the product in the United States. The initial term of the Karbinal Agreement was 20 years. The Company will pay TRIS a royalty equal to 23.5% of net sales. A third party agreed to offset the 23.5% royalty payable by 8.5%, for a net royalty equal to 15%, in fiscal year 2018 and 2019 for net sales of Karbinal.

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

CVR Liability

On February 14, 2020 the Company closed on the Merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. Upon closing the Merger, the Company merged with and into Innovus and entered into a Contingent Value Rights Agreement (the “CVR Agreement”). Each CVR entitles its holder to receive its pro rata share, payable in cash or stock, at the option of Aytu, of certain payment amounts if the targets are met. If any of the payment amounts is earned, they are to be paid by the end of the first quarter of the calendar year following the year in which they are earned. Multiple revenue milestones can be earned in one year.

On March 31, 2020, the Company paid out the first CVR Milestone in the form of approximately 1.2 million shares of the Company’s common stock to satisfy the $2.0 million obligation as a result of Innovus achieving the $24.0 million revenue milestone for calendar year ended December 31, 2019. As a result of this, the Company recognized a gain of approximately $0.3 million during the fiscal year ended June 30, 2020. No additional milestone payments have been paid as of September 30, 2020.

Product Contingent Liability

In February 2015, Innovus acquired Novalere, which included the rights associated with distributing FlutiCare. As part of the Merger, Innovus is obligated to make 5 additional payments of $0.5 million when certain levels of FlutiCare sales are achieved.

Inventory Purchase Commitment

In May 1, 2020, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Hikma Pharmaceuticals USA, Inc. (“Hikma”). Pursuant to the settlement agreement, Innovus has agreed to purchase and Hikma has agreed to manufacture a minimum amount of our branded fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under Hikma’s FDA approved ANDA No. 207957 in the U.S. The commitment requires Innovus to purchase three batches of product through fiscal year 2022 each of which amount to $1.0 million.

Milestone Payments

In connection with the Company’s intangible assets, Aytu has certain milestone payments, totaling $3.0 million, payable at a future date, are not directly tied to future sales, but upon other events certain to happen. These obligations are included in the valuation of the Company’s contingent consideration (see Note 9).

11.
Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. At September 30, 2020 and June 30, 2020, Aytu had 125,837,357 and 125,837,357 common shares outstanding, respectively, and zero preferred shares outstanding, respectively.

Included in the common stock outstanding are 4,230,766 shares of restricted stock issued to executives, directors, employees and consultants.

In June 2020, the Company completed an at-the-market offering program, which allows us to sell and issue shares of our common stock from time-to- time. The company issued 4,302,271 shares of common stock, with total gross proceeds of $6.8 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company of $0.2 million through September 30, 2020. The Company did not issue any shares of common stock under the at-the-market offering program during the three months ended September 30, 2020. After September 30, 2020, the Company issued approximately 3.0 million shares of common stock, with total gross proceeds of  approximately $3.1 million between October 8, 2020 and the filing of this form 10-Q.

In July 2020, the Company paid $1.5 million issuance cost in cash related to the March 10, 12, and 19 offerings (the “March Offerings”), and issued 845,000 shares of warrants with an exercise price of $1.5625 and 78,000 shares of warrants with an exercise price of $1.9938 to a third party in conjunction with the March 2020 offerings. The warrants have a term of one year from the issuance date. These warrants had at issuance a fair value of approximately $356,000 and were valued using a Black-Scholes model.

12.
Equity Incentive Plan

Share-based Compensation Plans

On June 1, 2015, the Company’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. As of September 30, 2020, we have 4,837 shares that are available for grant under the 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 5.0 million total shares of common stock in the 2015 Plan.

Stock Options

Employee Stock Options:

The fair value of the options is calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. There were no grants of stock options to employees during the quarters ended September 30, 2020 and 2019, respectively, therefore, no assumptions are used for fiscal 2021.

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding June 30, 2020	765,937	$1.85	9.67
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	-	-
Expired	-	-
Outstanding September 30, 2020	765,937	1.85	9.44	70,320
Exercisable at September 30, 2020	8,926	$52.81	8.68	$1,650

As of September 30, 2020, there was $601,000 unrecognized option-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 2.73 years.

Restricted Stock

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years
Unvested at June 30, 2020	4,184,516	$1.47	6.4
Granted
Vested	(369,198)
Forfeited
Unvested at September 30, 2020	3,815,318	$1.53	6.3

Under the 2015 Plan, there was $4.7 million of total unrecognized stock-based compensation expense related to the non-vested restricted stock as of September 30, 2020. The Company expects to recognize this expense over a weighted-average period of 6.3 years. The Company previously issued 1,540 shares of restricted stock outside the Company’s 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1.1 million as of September 30, 2020 and is expected to be recognized over the weighted average period of 5.8 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below:

	Three Months Ended September 30,
Selling, general and administrative:	2020	2019
Stock options	$72,000	$5,000
Restricted stock	383,000	160,000
Total stock-based compensation expense	$455,000	$165,000

13.
Warrants

In July 2020, the Company issued 845,000 shares of warrants with an exercise price of $1.5625 and 78,000 shares of warrants with an exercise price of $1.9938 in connect with the March Offerings. The warrants have a term of one year from the issuance date. These warrants have a fair value of $356,000.

Significant assumptions in valuing the warrants issued during the quarter are as follows:

Warrants Issued Three Months Ended September 30, 2020
Expected volatility	100%
Equivalent term (years)	1
Risk-free rate	-
Dividend yield	0.00%

A summary of equity-based warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2020	22,884,538	$3.06	2.00
Warrants issued	923,000
Warrants expired	(8,361)
Warrants exercised	-
Outstanding September 30, 2020	23,799,177	$2.98	1.47

14.
Net Loss per Common Share

Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of the Company. For each three-month period presented, the basic and diluted loss per share were the same for 2020 and 2019, as they were not included in the calculation of the diluted net loss per share because they would have been anti-dilutive.

The following table sets-forth securities that could be potentially dilutive, but as of the quarters ended September 30, 2020 and 2019 are anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		Three Months Ended
		September 30,
		2020	2019
Warrants to purchase common stock - liability classified		240,755	240,755
Warrant to purchase common stock - equity classified	(Note 13)	23,799,177	16,218,908
Employee stock options	(Note 12)	765,937	1,556
Employee unvested restricted stock	(Note 12)	3,816,858	2,342,604
Convertible preferred stock	(Note 11)	-	3,151,148
		28,622,727	21,954,971

15.
Notes Payable

The Aytu BioScience Note. On February 27, 2020, the Company issued a $0.8 million promissory note (the “Note”) and received consideration of approximately $0.6 million. The Note had an eight-month term with principal and interest payable on November 1, 2020 and the recognition of approximately $0.2 million of debt discount related to the issuance of promissory notes. The discount is amortized over the life of the promissory notes through the fourth quarter of calendar 2020. During the three months ended September 30, 2020 and 2019, the Company recorded approximately $42,000 and $0, respectively, of related amortization.

The Innovus Notes. On January 9, 2020, prior to the completion of the merger, Innovus Pharmaceuticals, Inc. entered into a note agreement upon which it received gross proceeds of $0.4 million with a principal amount of $0.5 million. The note requires twelve equal monthly payments of approximately $45,000. As of September 30, 2020, the net balance of the note was $135,000.

16.
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

	Three months Ended September 30,
	2020	2019
Consolidated revenue:
Aytu BioScience	$5,752,000	$1,440,000
Aytu Consumer Health	7,768,000	-
Consolidated revenue	13,520,000	1,440,000

Consolidated net loss:
Aytu BioScience	(2,950,000)	(4,929,000)
Aytu Consumer Health	(1,356,000)	-
Consolidated net loss	(4,306,000)	(4,929,000)

	As of	As of
	September 30,	June 30,
	2020	2020
Total assets:
Aytu BioScience	$116,499,000	$126,267,000
Aytu Consumer Health	24,772,000	26,569,000
Total assets	$141,271,000	$152,836,000

17.
Related Party Transactions

Tris Pharma, Inc.

On November 2, 2018, the Company entered into a License, Development, Manufacturing and Supply Agreement (the “Tris License Agreement”). On November 1, 2019, the Company acquired the rights to Karbinal as a result of the acquisition of the Pediatric Portfolio from Cerecor, Inc. (See Notes 2 and 10). Mr. Ketan Mehta serves as a Director on the Board of Directors of the Company and is also the Chief Executive Officer of TRIS. The Company paid TRIS approximately $257,000 and $7,000 during the three months ended September 30, 2020 and 2019, respectively for a combination of royalty payments, inventory purchases and other payments as contractually required. The Company’s liabilities, including accrued royalties, contingent consideration and fixed payment obligations were $22.7 million and $16.0 million as of September 30, 2020 and 2019, respectively. In October 2020, the Company paid Tris approximately $1.6 million related to its Karbinal fixed payment obligation.

18.
Subsequent Events

See Footnotes 1 and 17 for information relating to certain events occurring between September 30, 2020, and the filing of this report Form 10-Q, impacting information disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020, filed on October 6, 2020. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on October 6, 2020.

Overview

We are a commercial-stage specialty pharmaceutical company focused on commercializing novel products that address significant healthcare needs in both prescription and consumer health categories. We are currently focused on our Aytu BioScience business, consisting of the Primary Care Portfolio (the “Primary Care Portfolio”) and Pediatric Care Portfolio (the “Pediatric Portfolio”), and our Aytu Consumer Health business (the “Consumer Health Portfolio”). Our Aytu BioScience business is focused on prescription pharmaceutical products treating hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, male infertility, and various pediatric conditions. We plan to expand into other therapeutic areas as opportunities arise. Aytu was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015.

The Primary Care Portfolio includes (i) Natesto, the only FDA-approved nasal formulation of testosterone for men with hypogonadism (low testosterone, or "Low T"), (ii) ZolpiMist, the only FDA-approved oral spray prescription sleep aid, and (iii) Tuzistra XR, the only FDA- approved 12-hour codeine-based antitussive syrup.

The Pediatric Care Portfolio, acquired on November 1, 2019, (the “Pediatric Portfolio”), includes (i) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various for infants and children with fluoride deficiency, (ii) Cefaclor, a second-generation cephalosporin antibiotic suspension; and (iii) Karbinal ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions.

On February 14, 2020 we acquired Innovus Pharmaceuticals (“Innovus”), a specialty pharmaceutical company licensing, commercializing, and developing safe and effective consumer healthcare products designed to improve health and vitality. Innovus commercializes over twenty-two consumer health products competing in large healthcare categories including diabetes, men's health, sexual wellness and respiratory health. The Innovus product portfolio is commercialized through direct-to-consumer marketing channels utilizing the Innovus’s proprietary Beyond Human® marketing and sales platform and on eCommerce platforms.

We recently acquired exclusive U.S. distribution rights to a COVID-19 IgG/IgM rapid test. The coronavirus test is solid phase immunochromatographic assay used in the rapid, qualitative and differential detection of IgG and IgM antibodies to the 2019 Novel Coronavirus in human whole blood, serum or plasma. The rapid test has been validated in multi-center clinical trials. Most recently we entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential uses of Healight, an investigational medical device platform technology. Healight has demonstrated safety and efficacy in pre-clinical studies, and we plan to advance this technology and assess its safety and efficacy in human studies, initially focused on COVID-19 patients.

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

Acquisition of Pediatric Portfolio. On October 10, 2019, we entered into the Purchase Agreement with Cerecor, Inc. (“Cerecor”) to purchase and acquire Cerecor’s portfolio of prescription pediatric therapeutics (the “Pediatric Portfolio”), which closed on November 1, 2019. The Pediatric Portfolio consists of six pharmaceutical and other prescription products consisting of (i) AcipHex Sprinkle, (ii) Cefaclor for Oral Suspension, (iii) Karbinal ER, (iv) Flexichamber, (v) Poly- Vi-Flor and Tri-Vi-Flor. Total consideration transferred consisted of $4.5 million cash and approximately 9.8 million shares of Series G Convertible Preferred Stock, plus the assumption not more than $3.5 million of Medicaid rebates and products returns. In addition, we absorbed the majority of the Cerecor’s workforce focused on commercial sales, commercial contracts and customer relationships.

We have assumed obligations due to an investor including fixed and variable payments. We assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million is due. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026. The Company subsequently paid down the $15 million balloon payment early in June 2020, removing this obligation from our balance sheet.

Further, certain of the products in the Pediatric Portfolio require royalty payments ranging from 15% to 38.0% of net revenue. One of the products in the Pediatric Portfolio requires us to generate minimum annual sales sufficient to represent annual royalties of approximately $1.75 million.

Acquisition of Innovus Pharmaceuticals. On February 14, 2020 we closed on the merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. The acquisition of Innovus has enabled the company to expand into the consumer healthcare market with Innovus’ over-the-counter medicines and other healthcare products. We expect Innovus to continue to develop additional consumer healthcare products and expand its portfolio. This, we expect, will drive additional revenue for the consumer health subsidiary and contribute meaningfully to the company's overall revenue growth.

Additionally, we expect to participate in the U.S. COVID-19 serology testing market. We have purchased 1,600,000 COVID-19 IgG/gM rapid tests from Zhejiang Orient Gene Biotech Limited via our distribution agreement with L.B. Resources, Ltd. We also signed an exclusive license with Cedars-Sinai Medical Center to a medical device technology platform that is a pre-clinical prospective treatment for coronavirus for seriously ill patients in the ICU. We expect to advance this technology through development and, if proven clinically effective and able to be manufactured at scale, expect to commercialize this product in the future.

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

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingencies and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including COVID-19, that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on October 6, 2020.

Information regarding our accounting policies and estimates can be found in the Notes to the consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of September 30, 2020) are presented in Note 1 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three months ended September 30, 2020 compared to September 30, 2019

	Three months Ended September 30,
	2020	2019	Change	%

Revenues
Product and service revenue, net	$13,520,246	$1,439,826	$12,080,420	839%
Operating expenses
Cost of sales	3,819,156	375,720	3,443,436	916%
Research and development	182,865	78,020	104,845	134%
Selling, general and administrative	11,490,370	5,146,443	6,343,927	123%
Amortization of intangible assets	1,584,581	575,117	1,009,464	176%
Total operating expenses	17,076,972	6,175,300	10,901,672	177%
Loss from operations	(3,556,726)	(4,735,474)	1,178,748	-25%
Other (expense) income
Other (expense), net	(751,541)	(195,386)	(556,155)	285%
Gain from change in fair value of contingent consideration	2,336	-	2,336	−
Gain from warrant derivative liability	-	1,830	(1,830)	-100%
Total other (expense) income	(749,205)	(193,556)	(555,649)	287%
Net loss	$(4,305,931)	$(4,929,030)	$623,099	-13%

Product revenue. We recognized net revenue from product sales of $13.5 million and $1.4 million for the three months ended September 30, 2020 and 2019 , respectively. This increase was primarily driven by the acquisition of the Pediatric Care Portfolio on November 1, 2019 and the Merger with Innovus on February 14, 2020, contributing approximately $2.7 million and $7.8 million for the three months ended September 30, 2020, respectively.

Cost of sales. The cost of sales of $3.8 million and $0.4 million recognized for the three months ended September 30, 2020 and 2019, respectively, are related to Natesto, Tuzistra XR, ZolpiMist, Cefaclor, Karbinal, Poly-Vi-Flor, Tri-Vi-Flor, the MiOXSYS System and consumer health products. We expect cost of sales to increase in the future due to and in line with growth in revenue from product sales.

Research and Development. Research and development expenses increased $0.1 million, or 134%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase was due primarily to costs associated with the Company’s Healight Platform license and initial development and clinical costs.

Selling, General and Administrative. Selling, general and administrative costs increased $6.3 million, or 123%, for the three months ended September 30, 2020 compared the three months ended September 30, 2019. The increase was primarily due to the Pediatric Portfolio and Consumer Health acquisitions during the year-ended June 30, 2020.

The increase was primarily driven by the cost of personnel and the commercial support associated with generating additional revenues from the (i) acquisition of the Pediatric Portfolio on November 1, 2019 and (ii) the Merger with Innovus on February 14, 2020. Additionally, we incurred significant expenses associated with the execution of the Merger and Pediatric Portfolio transactions.

Amortization of Intangible Assets. Amortization expense for the remaining intangible assets was approximately $1.6 million and $0.6 million for the for the three months ended September 30, 2020 and 2019, respectively. This expense is related to corresponding amortization of our finite-lived intangible assets. The increase of this expense is due to the Pediatric Portfolio acquisition from Cerecor and Innovus Merger that occurred in the 2020 fiscal year ended June 30, 2020.

Other (expense) income, net. Other (expense) income, net for the three months ended September 30, 2020 was income of approximately $0.8 million, compared to expenses of $0.2 million for the three months ended September 30, 2019. The increase was primarily due to the accretion and interest expense resulting from the assumed fixed payment obligations and other long-term liabilities that arose from the (i) November 1, 2019 acquisition of the Pediatric Portfolio from Cerecor, Inc. and (ii) the February 14, 2020 Merger with Innovus.

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $38.2 million of cash, cash equivalents and restricted cash. Our operations have historically consumed cash and are expected to continue to require cash, but at a declining rate.

Revenues for the three-months ended September 30, 2020 were $13.5 million and increased approximately 839% compared to $1.4 million for the three-months ended September 30, 2019. Revenues increased 277% and 100% for each of the years ended June 30, 2020 and 2019, respectively. Revenue is expected to increase over time, which will allow us to rely less on our existing cash balance and proceeds from financing transactions. Cash used by operations during the three-months ended September 30, 2020 was $8.0 million compared to $3.0 million for the three-months ended September 30, 2019. The increase is due primarily to our acquisition and integration of the Pediatric Portfolio and merger with Innovus, which consumed additional cash resources, coupled with an increase in working capital and paydown of other liabilities

As of the date of this Report, we expect costs for our current operations to increase modestly as we integrate the acquisition of the Pediatrics Portfolio and Innovus and continue to focus on revenue growth through increasing product sales. Our total current asset position totaling approximately $141.3 million plus the proceeds expected from ongoing product sales will be used to fund existing operations. We may continue to access the capital markets from time-to-time when market conditions are favorable. The timing and amount of capital that may be raised is dependent on the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to us, or at all. We did not raise any additional capital during the three-months ended September 30, 2020. Between September 30, 2020, and the filing date of this quarterly report on Form 10-Q, we raised gross proceeds of approximately $3.1 million upon the issuance of 3.0 million shares of the Company’s common stock under the Company’s at-the-market offering program. As of the date of this report, the Company has adequate capital resources to complete its near-term operating and transaction objectives.

Since we have sufficient cash on-hand as of September 30, 2020 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, the Company reports that there does not exist no indication of substantial doubt about its ability to continue as a going concern.

If we are unable to raise adequate capital in the future when it is required, we can adjust our operating plans to reduce the magnitude of the capital needs under our existing operating plan. Some of the adjustments that could be made include delays of and reductions to commercial programs, reductions in headcount, narrowing the scope of the Company’s commercial plans, or reductions to its research and development programs. Without sufficient operating capital, the Company could be required to relinquish rights to products or renegotiate to maintain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect the Company’s balance sheet and operating results.

The following table shows cash flows for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(7,974,946)	$(2,987,817)
Net cash used in investing activities	$(16,940)	$(1,042,103)
Net cash provided by financing activities	$(2,178,578)	$-

Net Cash Used in Operating Activities

During the three months ended September 30, 2020, our operating activities used $8.0 million in cash, which was greater than the net loss of $4.3 million, primarily due to increases in working capital including increases in accounts receivable, inventory, prepaid and other assets. These charges were offset by depreciation, amortization and accretion and an increase in accrued liabilities and accrued compensation.

During the three months ended September 30, 2019, our operating activities used $3.0 million in cash, which was less than the net loss of $4.9 million, primarily as a result of the non-cash depreciation, amortization and accretion, stock-based compensation, a decrease in prepaid expenses and an increase in accrued compensation.

Net Cash Used in Investing Activities

During the three months ended September 30, 2020, we made a payment of $0.02 million in contingent consideration.

During the three months ended September 30, 2019, we issued a $1.0 million note receivable to Innovus prior to the Innovus Merger, and we paid $42,000 in contingent consideration.

Net Cash from Financing Activities

Net cash used by financing activities in the three months ended September 30, 2020 was $2.2 million. This was primarily related to the offering cost of $1.6 million which was paid in cash; (ii) we made payments of $0.6 million in note payables and fixed payment arrangements.

Net cash provided by financing activities in the three months ended September 30, 2019 was zero.

Off Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “variable interest entities.”

Contractual Obligations and Commitments

Information regarding our Contractual Obligations and Commitments is contained in Note 10 to the Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not currently exposed to material market risk arising from financial instruments, changes in interest rates or commodity prices, or fluctuations in foreign currencies. We have not identified a need to hedge against any of the foregoing risks and therefore currently engage in no hedging activities.

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

The Company’s assessment over changes in our internal controls over financial reporting excluded those processes or controls that exist at our Aytu Consumer Health reporting unit which we acquired from the February 14, 2020 Innovus Merger. Aytu Consumer Health comprises approximately 57.4% of net revenues, 31.5% of net losses, and 17.5% of the total assets.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Presmar. In connection with our acquisition from Cerecor of the Poly-Vi-Flor product rights, the Company agreed to reimburse Cerecor for change of control payments Cerecor may owe to Presmar Associates, Inc. (“Presmar”) pursuant to an Agreement to Redeem Membership Interest among TRx Pharmaceuticals, LLC, Presmar, Fremantle Corporation, and LRS International, LLC, dated May 31, 2011 (the “Presmar Agreement”). Cerecor had inherited the Presmar Agreement as part of a prior transaction. The Company did not assume the Presmar Agreement, but agreed to reimburse Cerecor for any payment it was required to make in connection with the Presmar Agreement change of control provisions. Upon closing of the Cerecor transaction, Presmar disputed the agreed upon calculation by Company and Cerecor of the amount payable under the Presmar Agreement. The Company, Cerecor, and Presmar have had ongoing discussions regarding the appropriate amount owed to Presmar under the Presmar Agreement. Recently, the parties tentatively agreed on an approach under which: (i) Cerecor will make an initial payment to Presmar in the amount of $150,000, which will be reimbursed by the Company in six (6) equal monthly installments; (ii) the Company will issue to Presmar $150,000 worth of the Company’s common stock in a private placement pursuant to applicable exemptions under the Securities Act; and (iii) each party will provide a mutual release of liability in connection with the Poly-Vi-Flor product transfer (the “Settlement”). The Settlement remains contingent on approval from the parties’ respective board of directors.

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

Pliscott. Between November 20, 2019 and December 17, 2019, four putative class action lawsuits were filed in Delaware state and federal courts in connection with: (i) Aytu’s proposal to approve, in accordance with Nasdaq Marketplace Rule 5635(d), the convertibility of the Company’s Series F convertible preferred stock and the exercisability of certain warrants, in each case, issued in a private placement offering that closed on October 16, 2019 (the “Nasdaq Rule 5635(d) Proposal”); (ii) Aytu’s proposal to approve an amendment to its Certificate of Incorporation to increase the number of its authorized shares of common stock from 100,000,000 to 120,000,000 shares of common stock (the “Authorized Share Increase Proposal”); and (iii) Aytu’s proposal to approve the adjournment of the special meeting, if necessary, to continue to solicit votes for the Nasdaq Rule 5635(d) Proposal and/or the Authorized Share Increase Proposal (“Adjournment Proposal” and, together with the Nasdaq Rule 5635(d) Proposal and the Authorized Share Increase Proposal, the “Proposal”). Three lawsuits were filed in the Court of Chancery of the State of Delaware: Carl Pliscott v. Joshua R. Disbrow, et al. , Case No. 2019-0933, filed on November 20, 2019 (the “Pliscott Action”); Adam Kirschenbaum v. Aytu Bioscience, Inc., et al. , Case No. 2019-0984, filed on December 10, 2019 (the “Kirschenbaum lawsuit”); and Michael Sebree v. Josh Disbrow, et al. , Case No. 2019-1011, filed on December 17, 2019 (the “Sebree Action”). The Kirschenbaum Action and Sebree Action were both assigned to Chancellor Andre G. Bouchard. The Pliscott Action was removed to the United States District Court for the District of Delaware on December 5, 2019, captioned as Carl Pliscott v. Joshua R. Disbrow, et al., Case No. 19-cv-02228-UNA, but was remanded to the Court of Chancery and assigned to Chancellor Andre G. Bouchard on January 14, 2020. One lawsuit was filed in the United States District Court for the District of Delaware and assigned to Chief Judge Leonard P. Stark: Adam Franchi v. Aytu Bioscience, Inc., et al., Case No. 19-cv-02204- LPS, filed on November 26, 2019 (the “Franchi Action”). The Pliscott Action, Kirschenbaum Action, and Sebree Action alleged that the members of the Aytu board breached their fiduciary duties to Aytu stockholders by failing to disclose all information material to the Proposals. The Franchi Action alleged that Aytu and the individual members of the Aytu board violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (and Rule 14a-9, promulgated thereunder) by virtue of allegedly false and misleading statements contained in the proxy statement filed by Aytu on November 21, 2019. All four lawsuits sought, among other things, declaratory relief allowing the action to be maintained as a class action, injunctive relief prohibiting any stockholder vote on the Proposals or other consummation of the Proposals, damages, attorneys’ fees and costs, and other and further relief. The Sebree Action further sought injunctive relief prohibiting consummation of the Asset Purchase Agreement, dated October 10, 2019. Aytu and the board have asserted that all claims asserted are meritless and vigorously defended against the four lawsuits. On January 30, 2020, the parties in the Pliscott Action, Kirschenbaum Action, and Sebree Action filed a stipulation voluntarily dismissing the cases as moot, with plaintiffs reserving the right to seek mootness fees. On February 5, 2020, the Chancery Court dismissed the cases while retaining jurisdiction to adjudicate anticipated mootness fee motions. No mootness fee motion has been filed to date. At this stage, it is not otherwise possible to predict the effect of lawsuits on Aytu.

Item 1A. Risk Factors.

In addition to other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows, and/or future results. The risk factors in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or future results. There are no additional risk factors other than those contained in our Annual Report.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 12, 2019, by and among Aytu BioScience, Inc., Aytu Acquisition Sub, Inc. and Innovus Pharmaceuticals, Inc.	8-K	9/18/19	2.1

2.2	Asset Purchase Agreement, dated October 10, 2019	8-K	10/15/19	2.1

3.1	Certificate of Incorporation effective June 3, 2015	8-K	6/09/15	3.1

3.2	Certificate of Amendment of Certificate of Incorporation effective June 1, 2016	8-K	6/02/16	3.1

3.3	Certificate of Amendment of Certificate of Incorporation, effective June 30, 2016	8-K	7/01/16	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on August 11, 2017	8-K	8/16/17	3.1

3.5	Certificate of Amendment of Certificate of Incorporation, effective August 25, 2017	8-K	8/29/17	3.1

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed on March 2, 2018	S-1/A	2/27/18	3.6

3.7	Certificate of Amendment to the Restated of Certificate of Incorporation, effective August 10, 2018	8-K	8/10/18	3.1

3.8	Amended and Restated Bylaws	8-K	6/09/15	3.2

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	10-Q	2/7/19	10.4

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	10/15/19	3.1

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	11/4/19	3.1

4.1	Form of Placement Agent Warrant issued in 2015 Convertible Note Financing	8-K	7/24/15	4.2

4.2	Warrant Agent Agreement, dated May 6, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC	8-K	5/6/16	4.1

4.3	First Amendment to May 6, 2016 Warrant Agent Agreement between Aytu BioScience, Inc. and VStock Transfer LLC	S-1	9/21/16	4.5

4.4	Warrant Agent Agreement, dated November 2, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC	8-K	11/2/16	4.1

4.5	Form of Amended and Restated Underwriters Warrant (May 2016 Financing)	8-K	3/1/17	4.1

4.6	Form of Amended and Restated Underwriters Warrant (October 2016 Financing)	8-K	3/1/17	4.2

4.7	Form of Common Stock Purchase Warrant issued on August 15, 2017	8-K	8/16/17	4.1

4.8	Form of Common Stock Purchase Warrant for March 2018 Offering	S-1	2/27/18	4.8

4.9	Form of Pre-Funded Purchase Warrant	8-K	3/13/20	4.1

4.10	Form of Placement Agents Warrant	8-K	3/13/20	4.2

4.11	Form of Warrant	8-K	3/13/20	4.1

4.12	Form of Placement Agents Warrant	8-K	3/13/20	4.2

4.13	Form of Warrant	8-K	3/20/20	4.1

4.14	Form of Placement Agents Warrants	8-K	3/20/20	4.2

4.15	Form of Wainwright Warrant	8-K	7/2/20	4.1

10.1	Amended Employment Agreement with Joshua R. Disbrow dated July 1, 2020	10-K	10/6/20	10.62

10.2	Amended Employment Agreement with David A. Green dated July 1, 2020	10-K	10/6/20	10.63

31.1	Certificate of the Chief Executive Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101
XBRL (extensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020 formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Stockholders’ Equity (Deficit), (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements
					X

†       Indicates is a management contract or compensatory plan or arrangement.

#       The Company has received confidential treatment of certain portions of this agreement. These portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.