Form 10-Q
period 2020-12-31
AYTU BIOSCIENCE, INC
filed 2021-02-11
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2020 or

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

As of February 1, 2021, there were 17,882,893 shares of Common Stock outstanding.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES FOR THE QUARTER ENDED DECEMBER December 31, 2020

INDEX

PART I—FINANCIAL INFORMATION

Page
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2019 (unaudited) and June 30, 2020 (audited)	4
Condensed Consolidated Statements of Operations for the three and six-months ended December 31, 2020 (unaudited) and December 31, 2019 (unaudited)	6
Condensed Consolidated Statement of Stockholders’ Equity for the year-to-date interim periods ended December 31, 2020 (unaudited) and December 31, 2019 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 (unaudited) and the six months ended December 31, 2019 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	32

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. Mine Safety Disclosures	33

Item 5. Other Information	33

Item 6. Exhibits	34

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

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Karbinal®, Natesto®, Poly-Vi-Flor®, Tuzistra®, and ZolpiMist®, and the recently acquired consumer health products such as DiabaSens®, FlutiCare®, UriVarx® and Vesele®, as well as Beyond Human-®, a specialty marketing platform, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2020	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,032,642	$48,081,715
Restricted cash	251,964	251,592
Accounts receivable, net	7,001,068	5,175,924
Inventory, net	6,571,254	9,999,441
Prepaid expenses and other	6,081,766	5,715,089
Other current assets	10,598,771	5,742,011
Total current assets	92,537,465	74,965,772
Fixed assets, net	89,663	258,516
Right-of-use asset	310,479	634,093
Licensed assets, net	15,449,281	16,586,847
Patents and tradenames, net	10,197,112	11,081,048
Product technology rights, net	20,051,666	21,186,666
Deposits	16,023	32,981
Goodwill	28,090,407	28,090,407
Total long-term assets	74,204,631	77,870,558
Total assets	$166,742,096	$152,836,330

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, cont’d

	December 31,	June 30,
	2020	2020
	(Unaudited)
Liabilities
Current liabilities
Accounts payable and other	$7,157,208	$11,824,560
Accrued liabilities	8,877,715	7,849,855
Accrued compensation	2,540,353	3,117,177
Debt	41,318	982,076
Contract liability	475,680	339,336
Current lease liability	100,263	300,426
Current portion of fixed payment arrangements	1,937,476	2,340,166
Current portion of CVR liabilities	977,475	839,734
Current portion of contingent consideration	3,705,931	713,251
Total current liabilities	25,813,419	28,306,581
Long-term contingent consideration, net of current portion	12,573,916	12,874,351
Long-term lease liability, net of current portion	211,056	725,374
Long-term fixed payment arrangements, net of current portion	9,945,554	11,171,491
Long-term CVR liabilities, net of current portion	5,494,112	4,731,866
Other long-term liabilities	11,371	11,371
Total liabilities	54,049,428	57,821,034
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 0 and 0, respectively as of December 31, 2020 and June 30, 2020, respectively.	-	-
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 17,882,893 and 12,583,736, respectively as of December 31, 2020 and June 30, 2020.	1,788	1,259
Additional paid-in capital	246,532,284	215,024,216
Accumulated deficit	(133,841,404)	(120,010,179)
Total stockholders' equity	112,692,668	95,015,296
Total liabilities and stockholders' equity	$166,742,096	$152,836,330

See accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenues
Product revenue, net	$15,147,034	$3,175,236	$28,667,280	$4,615,062

Operating expenses
Cost of sales	5,998,389	606,046	9,817,545	981,766
Research and development	286,572	66,675	469,437	144,695
Selling, general and administrative	12,852,614	6,516,160	24,342,983	11,662,603
Amortization of intangible assets	1,584,580	953,450	3,169,161	1,528,567
Total operating expenses	20,722,155	8,142,331	37,799,126	14,317,631
Loss from operations	(5,575,121)	(4,967,095)	(9,131,846)	(9,702,569)
Other (expense) income
Other (expense), net	(378,958)	(446,958)	(1,130,499)	(642,344)
Loss from change in fair value of contingent consideration	(3,313,656)	-	(3,311,320)	-
Gain from derecognition of contingent consideration	-	5,199,806	-	5,199,806
Gain from warrant derivative liability	-	-	-	1,830
Loss on debt exchange	(257,559)	-	(257,559)	-
Total other (expense) income	(3,950,173)	4,752,848	(4,699,378)	4,559,292
Net loss	$(9,525,294)	$(214,247)	$(13,831,224)	$(5,143,277)
Weighted average number of common shares outstanding	13,281,904	1,753,815	12,717,180	1,642,599
Basic and diluted net loss per common share	$(0.72)	$(0.12)	$(1.09)	$(3.13)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited unless indicated otherwise)

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
BALANCE - June 30, 2019 (audited)	3,594,981	$359	1,753,808	$176	$113,476,783	$(106,389,500)	$7,087,818
Stock-based compensation	-	-	-	-	165,171	-	165,171
Preferred stock converted in common stock	(443,833)	(44)	44,384	5	39	-	-
Net loss	-	-	-	-	-	(4,929,030)	(4,929,030)
BALANCE - September 30, 2019	3,151,148	$315	1,798,192	$181	$113,641,993	$(111,318,530)	$2,323,959

Stock-based compensation		$-	-	$-	$162,264	$-	$162,264
Issuance of Series F preferred stock from October 2019 private placement financing, net of $741,650 issuance costs	10,000	1	-	-	5,249,483	-	5,249,484
Warrants issued in connection with the private placement	-	-	-	-	4,008,866	-	4,008,866
Issuance of Series G preferred stock due to acquisition of the Cerecor portfolio of pediatrics therapeutics	9,805,845	981			5,558,933		5,559,914
Preferred stock converted in common stock	(2,751,148)	(275)	275,115	28	247	-	-
Net loss		-	-	-	-	(214,247)	$(214,247)
BALANCE - December 30, 2019	10,215,845	$1,022	2,073,307	$209	$128,621,786	$(111,532,777)	$17,090,240

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
BALANCE - June 30, 2020 (audited)	-	$-	12,583,736	$1,259	$215,024,216	$(120,010,179)	$95,015,296
Stock-based compensation	-	-	-	-	454,918	-	454,918
Issuance costs	-	-	-	-	(101,537)	-	(101,537)
Net loss	-	-	-	-	-	(4,305,931)	(4,305,931)
BALANCE - September 30, 2020	-	$-	12,583,736	$1,259	$215,377,597	$(124,316,110)	$91,062,746

Stock-based compensation	-	$-	-	$-	$508,059	$-	$508,059
Exchange of debt for common stock	-	-	130,081	13	1,057,546	-	1,057,559
Issuance of common stock, net of issue costs and warrants	-	-	5,169,076	516	28,316,928	-	28,317,444
Warrants issued in connection with common stock offering	-	-			1,272,154		1,272,154
	-	-
Net loss	-	-	-	-	-	(9,525,294)	(9,525,294)
BALANCE - December 31, 2020	-	$-	17,882,893	$1,788	$246,532,284	$(133,841,404)	$112,692,668

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	December 31,
	2020	2019

Operating Activities
Net loss	$(13,831,224)	$(5,143,277)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	4,012,909	2,157,540
Stock-based compensation expense	962,977	327,435
Loss from change in fair value of contingent consideration	2,411,333
(Gain) from derecognition of contingent consideration	-	(5,199,806)
Loss on sale of equipment	112,110	-
(Gain) on termination of lease	(343,185)	-
Loss on debt exchange	257,559
Changes in allowance for bad debt	147,627	-
Loss from change in fair value of CVR	899,987	-
Derivative income		(1,830)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,965,271)	(3,456,364)
Increase in inventory	(3,615,662)	(132,199)
Increase in prepaid expenses and other	(379,337)	(171,430)
Decrease (increase) in other current assets	2,295,055	(136,694)
(Decrease) increase in accounts payable and other	(3,136,163)	2,806,973
Increase in accrued liabilities	1,711,466	145,467
Decrease in accrued compensation	(576,824)	(62,729)
Decrease in fixed payment arrangements	-	(216,150)
Increase in contract liability	136,344	-
Decrease in deferred rent	-	(3,990)
Net cash used in operating activities	(10,900,299)	(9,087,054)

Investing Activities
Deposit	(3,923)	-
Contingent consideration payment	(42,760)	(104,635)
Note receivable	-	(1,350,000)
Purchase of assets	-	(4,500,000)
Net cash used in investing activities	(46,683)	(5,954,635)

Financing Activities
Issuance of preferred, common stock and warrants	32,249,652	10,000,000
Issuance cost related to registered offering	(4,292,781)	(741,650)
Payments made to borrowings	(272,727)	-
Payments made to fixed payment arrangements	(2,785,863)	-
Net cash provided by financing activities	24,898,281	9,258,350

Net change in cash, restricted cash and cash equivalents	13,951,299	(5,783,339)
Cash, restricted cash and cash equivalents at beginning of period	48,333,307	11,294,227
Cash, restricted cash and cash equivalents at end of period	$62,284,606	$5,510,888

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, cont’d

(unaudited)

	Six Months Ended
	December 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2020	2019
Warrants issued to underwriters	$356,139	$-
Cash paid for interest	306,752	3,390
Fair value of right-to-use asset and related lease liability	43,082	412,691
Contingent consideration included in accounts payable	-	3,430
Debt exchange	1,057,559	-
Fixed payment arrangements included in accrued liabilities	1,050,000	-
Inventory swap	7,043,849	-
Acquisition costs included in accounts payable	-	59,014
Exchange of convertible preferred stock into common stock	$-	$44

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOSCIENCE, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

 1. Nature of Business, Financial Condition, Basis of Presentation

Nature of Business. Aytu BioScience, Inc. (“Aytu”, the “Company” or “we”) is a commercial-stage specialty pharmaceutical company focused on commercializing novel products that address significant healthcare needs in both prescription and consumer health categories. The Company currently operates its Aytu BioScience business, consisting of the primary care product portfolio (the “Primary Care Portfolio”), the prescription pediatric portfolio (the “Pediatric Portfolio”), and its Aytu consumer healthcare products business (the “Consumer Health Portfolio”). The Aytu BioScience business is focused on commercializing prescription pharmaceutical products treating hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, male infertility, and various pediatric conditions. The Aytu Consumer Health business is focused on commercializing consumer healthcare products. The Company plans to expand into other therapeutic areas as opportunities arise. The Company was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015.

The Primary Care Portfolio consists of (i) Natesto, the only FDA-approved nasal formulation of testosterone for men with hypogonadism (low testosterone, or "Low T"), (ii) ZolpiMist, the only FDA-approved oral spray prescription sleep aid, and (iii) Tuzistra XR, the only FDA-approved 12-hour codeine-based antitussive syrup.

The Pediatric Care Portfolio, acquired on November 1, 2019, (the “Pediatric Portfolio”), includes (i) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, (ii) Cefaclor, a second-generation cephalosporin antibiotic suspension; and (iii) Karbinal ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions.

On February 14, 2020, the Company acquired Innovus Pharmaceuticals Inc. (“Innovus”), a specialty pharmaceutical company licensing, developing and commercializing safe and effective consumer healthcare products designed to improve health and vitality. Innovus commercializes over twenty consumer health products competing in large healthcare categories including diabetes, men's health, sexual wellness and respiratory health. The Consumer Health Portfolio is commercialized through direct-to- consumer marketing channels utilizing Innovus’s proprietary Beyond Human® marketing and sales platform and on e-commerce platforms.

On December 10, 2020, the Company and Neutron Acquisition Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Neos Therapeutics, Inc. (“Neos”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Neos, with Neos surviving as a wholly owned subsidiary of the Company (the “Neos Merger”). The Neos Merger is subject to the approval of both the shareholders of the Company and Neos. Based on the number of shares of the Company’s common stock anticipated to be immediately issued to Neos stockholders upon closing of the merger (which could be impacted by changes in Neos stock price leading to the exercise of options not otherwise being assumed by the Company) and the number of shares of the Company’s common stock outstanding as of December 31, 2020, it is expected that, immediately after completion of the merger, former Neos stockholders will own approximately 24% of the outstanding shares of the Company’s common stock. Existing Company stockholders are expected to own approximately 76% of the outstanding shares of the Company’s common stock. In addition, each unvested option to acquire shares of Neos common stock that is outstanding as of immediately prior to the close of the Neos Merger (the "Effective Time") with an exercise price equal to or less than $0.95 shall be assumed by the Company and converted into an option to acquire shares of the Company’s common stock on the same terms and conditions. The number of shares of Company’s common stock subject to each such assumed option shall be equal to (i) the number of shares of Neos common stock subject to the corresponding assumed option immediately prior to the close multiplied by (ii) 0.1088 (the "Exchange Ratio"), rounded down, if necessary, to the nearest whole share of the Company’s common stock, and such assumed option shall have an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of Neos common stock otherwise purchasable pursuant to the corresponding assumed option divided by (B) the Exchange Ratio. As of February 5, 2021, the total estimated shares to be issued in connection with this merger totaled approximately 5.4 million with an estimated fair value of $44.2 million.

In connection with the execution of the Merger Agreement, the Company and Neos have entered into a Commitment Letter (the “Bridge Commitment Letter”) for the Company to provide financing to Neos under an unsecured convertible note, in an aggregate amount of up to $5,000,000, subject to the terms set forth therein (the "Bridge Financing"). Interest accrues on the principal amount outstanding under the note at a rate of 6.0% per annum, compounding monthly and commencing if and when such Bridge Financing is provided. If an event of default has occurred and is continuing, the interest rate then in effect will be increased by 2.0% per annum, and all overdue obligations under the note will bear interest at the interest rate in effect at such time plus the additional 2.0% per annum. The Company's rights under the note, including rights to payment, are subordinated to the rights of Neos’s existing senior lenders. The maturity date of the note is the earlier of the acceleration of the obligations evidenced thereby and November 7, 2022. In the event that Neos draws down on the note, the exchange ratio will be adjusted downward by an amount equal to 0.00011 for every $100,000 of financing funded to Neos under the note.

In April of 2020, the Company entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential uses of Healight, an investigational medical device platform technology. Healight has demonstrated safety and efficacy in pre-clinical studies, and we plan to advance this technology and assess its safety and efficacy in human studies, initially focused on COVID-19 patients.

The Company recently established a purchasing relationship with a U.S. supplier of Emergency Use Authorization (EUA) authorized antigen tests. Antigen tests rapidly detect the presence of the SARS-CoV-2 virus antigen via a nasopharyngeal swab and are used without laboratory equipment. Demand for rapid antigen tests has increased in recent months across the U.S.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets.

Financial Condition. As of December 31, 2020, the Company had approximately $62.3 million of cash, cash equivalents and restricted cash. The Company’s operations have historically consumed cash and are expected to continue to require cash, but at a declining rate.

Revenues for the three- and six- months ended December 31, 2020were $15.1 million and $28.7 million, compared to $3.2 million and $4.6 million for the same periods ended December 31, 2019, an increase of approximately 377% and 521%,  respectively. Revenue is expected to increase over time, which will allow the Company to rely less on the Company's existing cash balance and proceeds from financing transactions. Cash used by operations during the six-months ended December 31, 2020 was $10.9 million compared to $9.1 million for the six-months ended December 31, 2019. The increase is due primarily to an increase in working capital and pay down of other liabilities.

As of the date of this Report, the Company expects costs for its current operations to increase modestly as the Company continues to integrate the acquisition of the Pediatrics Portfolio, Innovus and if approved by the Company's and Neos' shareholders, the Neos Merger, continues to focus on revenue growth through increasing product sales and additional acquisitions. The Company’s current assets totaling approximately $92.5 million as of December 31, 2020 plus the proceeds expected from ongoing product sales will be used to fund existing operations. The Company may continue to access the capital markets from time-to-time when market conditions are favorable. The timing and amount of capital that may be raised is dependent on the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to the Company and its stockholders, or at all. The Company raised approximately $29.6 million, net during the three months ended December 31, 2020, from the sale of approximately 0.4 million shares using the Company’s at-the-market facility and from the issuance of approximately 4.8 million shares of the Company's common stock and 0.3 million placement agent warrants on December 15, 2020. On December 10, 2020, the Company exchanged $0.8 million of debt into 0.1 million shares of the Company's common stock, eliminating the use cash to satisfy this obligation (see Note 15). Between December 31, 2020, and the filing date of this quarterly report on Form 10-Q, the Company has not issued common stock under the Company’s at-the-market offering program.  As of the date of this report, the Company has adequate capital resources to complete its near-term operating objectives.

Since the Company has sufficient cash on-hand as of December 31, 2020 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, the Company reports that there exists no indication of substantial doubt about its ability to continue as a going concern.

If the Company is unable to raise adequate capital in the future when it is required, the Company's management can adjust its operating plans to reduce the magnitude of the capital need under its existing operating plan. Some of the adjustments that could be made include delays of and reductions to commercial programs, reductions in headcount, narrowing the scope of the Company’s commercial plans, or reductions to its research and development programs. Without sufficient operating capital, the Company could be required to relinquish rights to products or renegotiate to maintain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect the Company’s balance sheet and operating results.

Basis of Presentation. The unaudited consolidated financial statements contained in this report represent the financial statements of the Company and its wholly-owned subsidiaries, Aytu Women’s Health, LLC, Innovus Pharmaceuticals, Inc., and Aytu Therapeutics, LLC. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2020, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended December 31, 2020 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of and for the three and six-month periods ended December 31, 2020, and 2019, is unaudited.

On December 8, 2020, the Company effected a reverse stock split in which each common stockholder received one share of common stock for every 10 shares held (herein referred to collectively as the “Reverse Stock Split”). All share and per share amounts in this report have been adjusted to reflect the effect of the Reverse Stock Split.

Interim Unaudited Condensed Consolidated Financial Statements. The accompanying condensed consolidated balance sheet as of December 31, 2020, and the condensed consolidated statements of operations, stockholders’ equity, for the three- and six- months ended, and the interim condensed consolidated statements of cash flows for the six-months ended December 31, 2020 and 2019, are unaudited. The condensed consolidated balance sheet as of June 30, 2020 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The interim unaudited condensed consolidated financial statements have been prepared on a basis consistent with the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the Company’s financial condition, its operations and cash flows for the periods presented. The historical results are not necessarily indicative of future results, and the results of operations for the three and six-months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent consideration, contingent value rights ("CVRs"), and fixed payment obligations at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the determination of the fair value of equity awards, the fair value of identified assets and liabilities acquired in business combinations, the useful lives of property and equipment, intangible assets, impairment of long-lived and intangible assets, including goodwill, provisions for doubtful accounts receivable, certain accrued expenses, and the discount rate used in measuring lease liabilities. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended December 31, 2020.

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

2. Acquisitions

The Pediatric Portfolio

On October 10, 2019, the Company entered into the Purchase Agreement with Cerecor, Inc. (“Cerecor”) to acquire the Pediatric Portfolio, which closed on November 1, 2019. The Pediatric Portfolio consists of four main prescription products (i) Cefaclor™ for Oral Suspension, (iii) Karbinal® ER (iii) Poly-Vi-Flor®, and (iv) Tri-Vi-Flor™.

Total consideration transferred to Cerecor consisted of $4.5 million cash and approximately 980 thousand shares of Series G Convertible Preferred Stock. The Company also assumed certain of Cerecor’s financial and royalty obligations, and not more than $2.7 million of Medicaid rebates and up to $0.8 million of product returns, of which $3.5 million has been incurred. The Company also hired the majority of Cerecor’s workforce focused on sales, commercial contracts and customer relationships.

In addition, the Company assumed Cerecor obligations due to an investor that include fixed and variable payments aggregating to $25.6 million. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Pediatric Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million was paid to the investor. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026. In June 2020, the Company paid down a $15 million balloon payment originally owed in January 2021 to reduce the fixed liability.

Further, certain of the products in the Pediatric Portfolio require royalty payments ranging from 12% to 15% of net revenue. One of the products in the Product Portfolio requires the Company to generate minimum annual sales sufficient to represent annual royalties of approximately $1.8 million, in the event the minimum sales volume is not satisfied.

While no equity was acquired by the Company, the transaction was accounted for as a business combination under the acquisition method of accounting pursuant to Topic 805. Accordingly, the tangible and identifiable intangible assets acquired, and liabilities assumed were recorded at fair value as of the date of acquisition, with the remainder of the aggregate purchase price recorded as goodwill. The goodwill recognized is attributable primarily to strategic opportunities related to an expanded commercial footprint and diversified product portfolio that is expected to provide revenue and cost synergies.

The following table summarized the fair value of assets acquired and liabilities assumed at the date of acquisition.

As of
November 1, 2019
Consideration
Cash and cash equivalents	$4,500,000
Fair value of Series G Convertible Preferred Stock
Total shares issued	9,805,845
Estimated fair value per share of Aytu common stock	$0.567
Estimated fair value of equity consideration transferred	5,559,914
Total consideration transferred	$10,059,914
Recognized amounts of identifiable assets acquired and liabilities assumed
Inventory	$459,123
Prepaid assets	1,743,555
Other current assets	2,525,886
Intangible assets - product marketing rights	22,700,000
Accrued liabilities	(300,000)
Accrued product program liabilities	(6,683,932)
Assumed fixed payment obligations	$(29,837,853)
Total identifiable net assets	(9,393,221)
Goodwill	$19,453,135

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

Innovus Merger (Consumer Health Portfolio)

On February 14, 2020, the Company completed the Merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. Upon the effectiveness of the Merger, a subsidiary of the Company merged with and into Innovus, and all outstanding Innovus common stock was exchanged for approximately 380 thousand shares of the Company’s common stock and up to $16 million of Contingent Value Rights (“CVRs”). The outstanding Innovus warrants with cash out rights were exchanged for approximately 200 thousand shares of Series H Convertible Preferred stock of the Company and retired. The remaining Innovus warrants outstanding, those without ‘cash- out’ rights, at the time of the Merger, continue to be outstanding, and upon exercise, retain the right to the merger consideration offered to Innovus stockholders, including any remaining claims represented by CVRs at the time of exercise. Innovus is now a 100% wholly-owned subsidiary of the Company, (“Aytu Consumer Health”).

On March 31, 2020, the Company paid out the first CVR Milestone in the form of approximately 120 thousand shares of the Company’s common stock to satisfy the $2.0 million obligation as a result of Innovus achieving the $24 million revenue milestone for the calendar year ended December 31, 2019. As a result of this, the Company recognized a gain of approximately $0.3 million.

In addition, as part of the Merger, the Company assumed approximately $3.1 million of notes payable, $0.8 million in lease liabilities, and other assumed liabilities associated with Innovus. Of the $3.1 million of notes payable, approximately $2.2 million was converted into approximately 180 thousand shares of the Company’s common stock since February 14, 2020. Approximately $41 thousand remained outstanding as of December 31, 2020.

The following table summarized the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore, are subject to revisions that may result in adjustments to the values presented below:

As of
February 14, 2020
Consideration
Fair Value of Aytu Common Stock
Total shares issued at close	3,810,393
Estimated fair value per share of Aytu common stock	$0.756
Estimated fair value of equity consideration transferred	$2,880,581
Fair value of Series H Convertible Preferred Stock
Total shares issued	1,997,736
Estimated fair value per share of Aytu common stock	$0.756
Estimated fair value of equity consideration transferred	$1,510,288
Fair value of former Innovus warrants	$15,315
Fair value of Contingent Value Rights	$7,049,079
Forgiveness of Note Payable owed to the Company	$1,350,000
Total consideration transferred	$12,805,263

As of
February 14, 2020
Total consideration transferred	$12,805,263
Recognized amounts of identified assets acquired and liabilities assumed
Cash and cash equivalents	$390,916
Accounts receivable	278,826
Inventory	1,149,625
Prepaid expenses and other current assets	1,692,133
Other long-term assets	36,781
Right-to-use assets	328,410
Property, plant and equipment	190,393
Trademarks and patents	11,744,000
Accounts payable and accrued other expenses	(7,202,309)
Other current liabilities	(629,601)
Notes payable	(3,056,361)
Lease liability	(754,822)
Total identifiable assets	$4,167,991
Goodwill	$8,637,272

The fair values of intangible assets, including product distribution rights were determined using variations of the income approach, specifically the relief-from-royalties method. It also includes customer lists using an income approach utilizing a discounted cash flow model. Varying discount rates were also applied to the projected net cash flows. The CVRs were valued using a Monte-Carlo model. The Company believes the assumptions are representative of those a market participant would use in estimating fair value (see Note 10).

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

The unaudited pro forma results have been prepared based on estimates and assumptions, which management believes are reasonable, however, the results are not necessarily indicative of the consolidated results of operations had the acquisition occurred on July 1, 2019, or of future results of operations:

	Three Months Ended		Six Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	Actual	Pro forma	Actual	Pro forma
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total revenues, net	$15,147,034	$8,929,802	$28,667,280	$20,541,401
Net (loss)	(9,525,294)	(2,450,247)	(13,831,224)	(11,255,247)
Net (loss) per share (aa)	$(0.72)	$(1.40)	$(1.09)	$(6.85)

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

3. Revenue Recognition

Revenues by Geographic location. The following table reflects our product revenues by geographic location as determined by the billing address of our customers:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
U.S.	$13,757,000	$3,047,000	$25,901,000	$4,309,000
International	1,390,000	128,000	2,766,000	306,000
Total net revenue	$15,147,000	$3,175,000	$28,667,000	$4,615,000

Revenues by Product Portfolio. Net revenue disaggregated by significant product portfolio for the three and six-months ended December 31, 2020 and December 31, 2019 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Primary care and devices portfolio	$4,097,000	$1,190,000	$7,130,000	$2,630,000
Pediatric portfolio	3,115,000	1,985,000	5,834,000	1,985,000
Consumer Health portfolio	7,935,000	-	15,703,000	-
Total net revenue	$15,147,000	$3,175,000	$28,667,000	$4,615,000

4. Inventories

Inventories consist of raw materials and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. The Company wrote down $0.1 million and $0.2 million of inventory during the three and six-months ended December 31, 2020, respectively. There was no inventory written down for the three and six-months ended December 31, 2019, respectively.

Inventory balances consist of the following:

	As of	As of
	December 31,	June 30,
	2020	2020
Raw materials	$590,000	$397,000
Finished goods, net	5,981,000	9,603,000
	$6,571,000	$10,000,000

5. Fixed Assets

Fixed assets are recorded at cost and once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

		As of	As of
	Estimated	December 31,	June 30,
	Useful Lives in years	2020	2020
Manufacturing equipment	2 - 5	$112,000	$112,000
Leasehold improvements	3	111,000	229,000
Office equipment, furniture and other	2 - 5	281,000	312,000
Lab equipment	3 - 5	90,000	90,000
Less accumulated depreciation and amortization		(504,000)	(484,000)
Fixed assets, net		$90,000	$259,000

During the six months ended December 31, 2020, the Company recognized a loss of $0.1 million on sale of equipment due to termination of leases.

        Depreciation and amortization expense totaled $18,000 and $16,000 for the three-months ended December 31, 2020 and 2019, respectively, and $51,000 and $32,000 for the six-months ended December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance
2021 (remaining 6 months)	$37,000	$61,000
2022	18,000	124,000
2023	-	127,000
2024	-	35,000
2025	-	3,000
Total lease payments	55,000	350,000
Less: Imputed interest		(39,000)
Lease liabilities		$311,000

Cash paid for amounts included in the measurement of finance lease liabilities for the six months ended December 31, 2020 and 2019 was $147,000 and $63,000, respectively, and was included in net cash used in operating activities in the consolidated statements of cash flows.

As of December 31, 2020, the weighted average remaining lease term is 2.28 years, and the weighted average discount rate used to determine operating lease liabilities was 8.0%. Rent expense for the three-months ended December 31, 2020 and 2019 totaled $90,000 and $30,000. Rent expense for the six-months ended December 31, 2020 and 2019 totaled $160,000 and $63,000, respectively.

On August 28, 2020, the Company’s Innovus subsidiary signed a lease termination agreement with its lessor to terminate its lease effective September 30, 2020. The original lease termination date was April 30, 2023. As part of the agreement, Innovus agreed to make a cash payment to the landlord the equivalent of two additional months’ rent aggregating to $44,306 plus $125,000 less the security deposit of $20,881. The fair value of the lease liability related to this facility lease was approximately $0.7 million as of June 30, 2020. The Company recognized a gain of approximately $343,000 during the six months ended December 31, 2020.

       On October 1, 2020, the Company's Innovus subsidiary entered into a short-term lease for warehouse space in Carlsbad, CA. The lease term is for one-year with an option to terminate after six months with ninety days' notice. This lease is accounted for as a short-term lease and is not included as a component of the Company's right-to-use assets and related liability.

7. Intangible Assets – Amortizable

The Company currently holds the following intangible asset portfolios as of December 31, 2020: (i) Licensed assets, which consist of pharmaceutical product assets that were acquired prior to July 1, 2020; (ii) Product technology rights, acquired from the November 1, 2019 acquisition of the Pediatric Portfolio from Cerecor; and, as a result of the Merger with Innovus on February 14, 2020, both, (iii) the Acquired product distribution rights; consisting of patents and trade names, and the Acquired customer lists.

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

The following table provides the summary of the Company’s intangible assets as of December 31, 2020 and June 30, 2020, respectively.

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Remaining Life (in years)
Licensed assets	$23,649,000	$(8,200,000)	$-	$15,449,000	11.72
Acquired product technology right	22,700,000	(2,648,000)	-	20,052,000	8.84
Acquired product distribution rights	11,354,000	(1,319,000)	-	10,035,000	7.27
Acquired customer lists	390,000	(227,000)	-	163,000	0.62
	$58,093,000	$(12,394,000)	$-	$45,699,000	9.44

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Remaining Life (in years)
Licensed assets	$23,649,000	$(7,062,000)	$-	$16,587,000	11.88
MiOXSYS Patent	380,000	(185,000)	(195,000)	-	-
Acquired product technology right	22,700,000	(1,513,000)	-	21,187,000	9.34
Acquired product distribution rights	11,354,000	(565,000)	-	10,789,000	7.78
Acquired customer lists	390,000	(98,000)	-	292,000	1.12
	$58,473,000	$(9,423,000)	$(195,000)	$48,855,000	9.11

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

Amortization
2021	$3,157,000
2022	6,085,000
2023	6,045,000
2024	6,033,000
2025	4,480,000
Thereafter	19,899,000
$45,699,000

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent, or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.6 million and $0.9 million for the three months ended December 31, 2020 and 2019, respectively. Amortization expense of intangible assets was $3.2 million and $1.5 million for the six months ended December 31, 2020 and 2019, respectively.

8. Accrued liabilities

Accrued liabilities consist of the following:

	As of	As of
	December 31,	June 30,
	2020	2020
Accrued settlement expense	$150,000	$315,000
Accrued program liabilities	1,386,000	959,000
Accrued product-related fees	2,332,000	2,471,000
Credit card liabilities	712,000	510,000
Medicaid liabilities	2,094,000	1,842,000
Return reserve	1,656,000	1,329,000
Sales taxes payable	175,000	175,000
Other accrued liabilities*	373,000	249,000
Total accrued liabilities	$8,878,000	$7,850,000

* Other accrued liabilities consist of franchise tax, accounting fee, interest payable, merchant services charges, none of which individually represent greater than five percent of total current liabilities.

9. Fair Value Considerations

The Company’s asset and liability classified financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant derivative liability, and contingent consideration. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The fair value of acquisition-related contingent consideration is based on Monte-Carlo models. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

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

Recurring Fair Value Measurements

The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of  December 31, 2020 and June 30, 2020, by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2020
	Fair Value at December 31, 2020	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Contingent consideration	16,280,000	–	–	16,280,000
CVR liability	6,472,000	–	–	6,472,000
	$22,752,000	–	–	$22,752,000

		Fair Value Measurements at June 30, 2020
	Fair Value at June 30, 2020	Quoted Priced in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring:
Contingent consideration	13,588,000	–	–	13,588,000
CVR liability	$5,572,000	–	–	$5,572,000
	$19,160,000	–	–	$19,160,000

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

As of November 2, 2018, the contingent consideration, related to this Tuzistra XR, was valued at $8.8 million using a Monte Carlo simulation. As of December 31,2020, the contingent consideration was revalued at $15.8 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables.  As of December 31, 2020, none of the milestones had been achieved, and therefore, no milestone payment was made. However, approximately $3.0 million is expected to be paid in November 2021, as this milestone will be satisfied.

The contingent consideration related to the ZolpiMist royalty payments was valued at $2.6 million using a Monte Carlo simulation, as of June 11, 2018. As of December 31, 2020, the contingent consideration was revalued at $0.3 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential, and Aytu stock trading variables. The Company reevaluates the contingent consideration on a quarterly basis for changes in the fair value recognized after the acquisition date, such as measurement period adjustments.  As of December 31, 2020, none of the milestones had been achieved, and therefore, no milestone payment was made.

The Company recognized approximately $0.2 million in product related contingent consideration as a result of the February 14, 2020 Innovus Merger. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimates risk that the milestones are achieved. The contingent consideration accretion expense for the three and six-months ended December 31, 2020 and 2019 was $15,000, and $28,000, respectively. There was no material change in this valuation as of December 31, 2020.

Contingent value rights. Contingent value rights (“CVRs”) represent contingent additional consideration of up to $16 million payable to satisfy future performance milestones related to the Innovus Merger. Consideration can be satisfied in up to 470 thousand shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. The fair value of the contingent value rights was based on a Monte Carlo model which takes into account current interest rates and expected sales potential. On March 31, 2020, the Company paid out approximately 120 thousand shares of the Company’s common stock to satisfy the first $2 million milestone, which relates to the Innovus achievement of $24 million in revenues during the 2019 calendar year. The unrealized loss for the three and six-months ended December 31, 2020 and 2019was $0.1 million and $0.8 million, respectively. The CVR's did not exist until after December 31, 2019.

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the three months ended December 31, 2020:

	CVR Liability	Contingent Consideration
Balance as of June 30, 2020	$5,572,000	$13,588,000
Transfers into Level 3	–	–
Transfer out of Level 3	–	–
Total gains, losses, amortization or accretion in period	–	–
Included in earnings	$900,000	$2,735,000
Included in other comprehensive income	–	–
Purchases, issues, sales and settlements	–	–
Purchases	–	–
Issues	–	–
Sales	–	–
Settlements	–	$(43,000)
Balance as of December 31, 2020	$6,472,000	$16,280,000

Significant Assumptions

Contingent consideration. The Company estimates the fair value of the Contingent Consideration at each reporting date using management's forecast as the baseline for developing a Monte-Carlo model. The other significant assumptions used in the Monte Carlo Simulation as of December 31, 2020, were as follows:

As of December 31, 2020
Contingent Consideration
Credit risk assumption	19.10%
Sales volatility	45.00%
Credit spread	4.00%
Time steps per year	1
Number of iterations	500

Contingent value rights. The Company estimates the fair value of the Contingent Value Rights at each reporting date using management's forecast as the baseline for developing a Monte-Carlo model. The other significant assumptions used in the Monte Carlo Simulation as of December 31, 2020 were as follows:

As of December 31, 2020
Contingent Value Rights
Credit risk assumption	9.6%
Time steps per year	30.00
Number of iterations	10,000

10. Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of December 31, 2020:

	Total	2021	2022	2023	2024	2025	Thereafter
Prescription database	$1,278,000	$545,000	$733,000	-	-	-	-
Pediatric portfolio fixed payments and product minimums	15,825,000	1,650,000	3,300,000	3,300,000	3,300,000	3,300,000	975,000
Inventory purchase commitment	1,717,000	981,000	736,000	-	-	-	-
CVR liability	14,000,000	2,000,000	2,000,000	5,000,000	5,000,000	-	-
Product contingent liability	2,500,000	-	-	-	-	-	2,500,000
Product milestone payments	3,000,000	-	3,000,000	-	-	-	-

	$38,320,000	$5,176,000	$9,769,000	$8,300,000	$8,300,000	$3,300,000	$3,475,000

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

The Karbinal Agreement make-whole payment is capped at $2,100,000 each year. The Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units through 2025. The Company is required to pay TRIS a royalty make whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The annual payment is due in August of each year. The Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of net revenues.

Inventory Purchase Commitment

On May 1, 2020, the Company's Innovus subsidiary entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Hikma Pharmaceuticals USA, Inc. (“Hikma”). Pursuant to the settlement agreement, Innovus has agreed to purchase and Hikma has agreed to manufacture a minimum amount of our branded fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under Hikma’s FDA approved ANDA No. 207957 in the U.S. The commitment requires Innovus to purchase three batches of product through fiscal year 2022 each of which amount to $1.0 million.

CVR Liability

On February 14, 2020, the Company closed on the Merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. Upon closing the Merger, a subsidiary of the Company merged with and into Innovus and entered into a Contingent Value Rights Agreement (the “CVR Agreement”). Each CVR entitles its holder to receive its pro rata share, payable in cash or stock, at the option of Aytu, of certain payment amounts if the targets are met. If any of the payment amounts is earned, they are to be paid by the end of the first quarter of the calendar year following the year in which they are earned. Multiple revenue milestones can be earned in one year.

On March 31, 2020, the Company paid out the first CVR Milestone in the form of approximately 120 thousand shares of the Company’s common stock to satisfy the $2.0 million obligation as a result of Innovus achieving the $24.0 million revenue milestone for calendar year ended December 31, 2019. As a result of this, the Company recognized a gain of approximately $0.3 million during the fiscal year ended June 30, 2020. No additional milestone payments have been paid as of December 31, 2020.

Product Contingent Liability

In February 2015, Innovus acquired Novalere, which included the rights associated with distributing FlutiCare. As part of the Merger, Innovus is obligated to make 5 additional payments of $0.5 million each when certain levels of FlutiCare sales are achieved. The discounted value as of December 31, 2020, is approximately $0.2 million.

Product Milestone Payments

In connection with the Company’s intangible assets, Aytu has certain milestone payments, totaling $3.0 million, payable at a future date, are not directly tied to future sales, but upon other events certain to happen. These obligations are included in the valuation of the Company’s contingent consideration (see Note 9).

11. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. On December 31, 2020 and June 30, 2020, Aytu had 17,882,893 and 12,583,736 common shares outstanding, respectively, and zero preferred shares outstanding, respectively.

Included in the common stock outstanding are 365,869 shares of restricted stock issued to executives, directors, employees, and consultants.

In June 2020, the Company initiated an at-the-market offering program, which allows the Company to sell and issue shares of our common stock from time-to-time. The company issued 430,230 shares of common stock, with total gross proceeds of $6.8 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company of $0.2 million through December 31, 2020. The Company did not issue any shares of common stock under the at-the-market offering program during the three months ended September 30, 2020. During the three months ended December 31, 2020, the Company issued 352,912 shares of common stock, with total gross proceeds of approximately $3.6 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $0.1 million.

In July 2020, the Company paid $1.5 million issuance cost in cash related to the March 10, 12, and 19 offerings (the “March Offerings”) and issued 92,302 warrants to purchase 92,302 shares of the Company's common stock with an weighted-average exercise price of $15.99 to an investment bank conjunction with the March 2020 offerings. The warrants have a term of one year from the issuance date. These warrants had at issuance a fair value of approximately $356,000 and were valued using a Black-Scholes model.

On December 10, 2020, the Company entered into an exchange agreement to exchange the $0.8 million of debt outstanding for 130,081 shares of the Company's common stock (see Note 15).

    On December 10, 2020, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”) (as amended and restated, the “Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company agreed to sell, in an upsized firm commitment offering, 4,166,667 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to Wainwright at an offering price to the public of $6.00 per share, less underwriting discounts and commissions. In addition, pursuant to the Underwriting Agreement, the Company has granted Wainwright a 30-day option to purchase up to an additional 625,000 shares of Common Stock at the same offering price to the public, less underwriting discounts and commissions. Wainwright exercised their over-allotment option in full, purchasing total common stock of 4,791,667 shares. In connection with the offering, the Company issued 311,458 underwriter warrants to purchase up 311,458 shares of common stock. The exercise price per share of the underwriter warrants is $7.50 (equal to 125% of the public offering price per share for the shares of common stock sold in the offering) and the underwriter warrants have a term of five years from the date of effectiveness of the offering. The underwriter warrants will be exercisable immediately.

12. Equity Incentive Plan

Share-based Compensation Plans

On June 1, 2015, the Company’s stockholders approved the Aytu BioScience 2015 Stock Option and Incentive Plan (the “2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 5.0 million total shares of common stock in the 2015 Plan. As of December 31, 2020, we have 4,560,864 shares that are available for grant under the 2015 Plan.

Stock Options

Employee Stock Options:

The fair value of the options is calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. There were no grants of stock options to employees during the three- and six-months ended December 31, 2020 and 2019

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding June 30, 2020	76,614	$19.39	9.67	$-
Granted	-	-
Exercised	-	-
Forfeited/Cancelled	(3,187)	-
Expired	(2)	-
Outstanding December 31, 2020	73,425	19.71	9.08	-
Exercisable at December 31, 2020	9,095	$67.62	7.81	$-

As of December 31, 2020, there was $494,000 unrecognized option-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 2.68 years.

Restricted Stock

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years
Unvested at June 30, 2020	418,454	$14.69	6.4
Granted
Vested	(52,743)
Forfeited
Unvested at December 31, 2020	365,711	$15.66	6.3

Under the 2015 Plan, there was $4.3 million of total unrecognized stock-based compensation expense related to the non-vested restricted stock as of December 31, 2020. The Company expects to recognize this expense over a weighted-average period of 6.3 years. The Company previously issued 158 shares of restricted stock outside the Company’s 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1.1 million as of December 31, 2020 and is expected to be recognized over the weighted average period of 5.5 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as selling, general and administrative expenses as set forth in the table below:

	Three Months Ended December 31,		Six Months Ended December 31,
Selling, general and administrative:	2020	2019	2020	2019
Stock options	$94,000	$2,000	$166,000	$7,000
Restricted stock	414,000	160,000	797,000	320,000
Total stock-based compensation expense	$508,000	$162,000	$963,000	$327,000

13. Warrants

In July 2020, the Company issued 92,302 shares of warrants with a weighted average exercise price of $15.99 in connection with the March Offerings. The warrants have a term of one year from the issuance date. These warrants have a fair value of $356,000 and are classified within stockholders' equity.

On December 15, 2020, the Company issued 311,458 shares of warrants with an exercise price of $7.50 in connection with the December 15, 2020 offering. These warrants have a fair value of approximately $1.3 million and are classified within stockholders' equity.

Significant assumptions in valuing the warrants issued during the quarter are as follows:

Warrants Issued Three Months Ended December 31, 2020
Expected volatility	100%
Equivalent term (years)	5.0
Risk-free rate	37%
Dividend yield	0.00%

A summary of equity-based warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2020	2,288,528	$30.26	2.00
Warrants issued	403,760
Warrants expired	(842)
Warrants exercised	-
Outstanding December 31, 2020	2,691,446	$26.94	1.65

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

The following table sets-forth securities that could be potentially dilutive, but as of the three and six-months ended December 31, 2020 and 2019 are anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		Three Months Ended
		December 31,
		2020	2019
Warrants to purchase common stock - liability classified		24,105	24,105
Warrant to purchase common stock - equity classified	(Note 13)	2,691,446	1,621,891
Employee stock options	(Note 12)	73,425	156
Employee unvested restricted stock	(Note 12)	365,869	234,261
Convertible preferred stock	(Note 11)	-	315,115
		3,154,845	2,195,528

15. Notes Payable

The Aytu BioScience Note. On February 27, 2020, the Company issued a $0.8 million promissory note (the “Note”) and received consideration of approximately $0.6 million. The Note had an eight-month term with principal and interest payable on November 1, 2020, and the recognition of approximately $0.2 million of debt discount related to the issuance of promissory notes. The discount was amortized over the life of the promissory notes through the fourth quarter of calendar 2020. During the three and six-months ended months ended December 31, 2020 and 2019 the Company recorded approximately $15,000 and $70,000, respectively, of related amortization. There was no amortization for the same period in 2019. On December 10, 2020, the Company agreed to exchange the Note for 130,081 shares of the Company's common stock. The Company recognized a non-cash loss of approximately $0.3 million as a result of this exchange, saving the Company $0.8 million in cash that otherwise would have been used to satisfy this obligation on December 31, 2020.

The Innovus Notes. On January 9, 2020, prior to the completion of the merger, Innovus Pharmaceuticals, Inc., entered into a note agreement upon which it received gross proceeds of $0.4 million with a principal amount of $0.5 million. The note requires twelve equal monthly payments of approximately $45,000. As of December 31, 2020, the net balance of the note was $41,000.

16. Segment reporting

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

The Company manages and aggregates its operational and financial information in accordance with two reportable segments: Aytu BioScience and Aytu Consumer Health. The Aytu BioScience segment consists of the Company’s prescription products. The Aytu Consumer Health segment contains the Company’s consumers healthcare products, which was the result of the Innovus Merger. Select financial information for these segments is as follows:

	Three months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Consolidated revenue:
Aytu BioScience	$7,212,000	$3,175,000	$13,000,000	$4,615,000
Aytu Consumer Health	7,935,000	-	16,000,000	-
Consolidated revenue	15,147,000	3,175,000	29,000,000	4,615,000

Consolidated net loss:
Aytu BioScience	(8,267,000)	(214,000)	(11,218,000)	(5,143,000)
Aytu Consumer Health	(1,258,000)	-	(2,613,000)	-
Consolidated net loss	(9,525,000)	(214,000)	(13,831,000)	(5,143,000)

	As of	As of
	December 31,	June 30,
	2020	2020
Total assets:
Aytu BioScience	$140,647,000	$126,267,000
Aytu Consumer Health	26,095,000	26,569,000
Total assets	$166,742,000	$152,836,000

17. Related Party Transactions

Tris Pharma, Inc.

On November 2, 2018, the Company entered into a License, Development, Manufacturing and Supply Agreement (the “Tris License Agreement”). On November 1, 2019, the Company acquired the rights to Karbinal as a result of the acquisition of the Pediatric Portfolio from Cerecor, Inc. (See Notes 2 and 10). Mr. Ketan Mehta serves as a Director on the Board of Directors of the Company and is also the Chief Executive Officer of TRIS. The Company paid TRIS approximately $1.9 million and $0.2 million during the three months ended December 31, 2020 and 2019, respectively for a combination of royalty payments, inventory purchases and other payments as contractually required. The Company’s liabilities, including accrued royalties, contingent consideration and fixed payment obligations were $24.1 million and $24.8 million as of December 31, 2020 and 2019, respectively. In October 2020, the Company paid Tris approximately $1.6 million related to its Karbinal fixed payment obligation.

18. Subsequent Events

Except for below, see Footnote 1 for information relating to certain events occurring between December 31, 2020, and the filing of this report Form 10-Q, impacting information disclosed above.

MiOXSYS® Licensing Agreement

On January 20, 2021, the Company signed an Exclusive License Agreement (the “ MiOXSYS Agreement”) to exclusively license the intellectual property surrounding the use of the Company's rapid in vitro diagnostic test that accurately measures seminal oxidative stress, including all components of the MiOXSYS® commercial system (the “Product”). The Agreement has been entered into with Avrio Genetics, LLC (“Avrio Genetics”), a Pennsylvania-based limited liability company focused on reproductive health.

Under the MiOXSYS Agreement, Avrio Genetics will purchase existing inventory, commercialize, and market the Product under a royalty on Product net sales with a minimum annual payment fee structure for a term of ten (10) years, with the term continuing in perpetuity with a fixed percentage royalty rate based on Product sales payable annually to the Company. The Company will continue to own the intellectual property in the Product, with Avrio Genetics bearing all related patent maintenance and prosecution fees, commercial expenses, and regulatory fees. Further, Avrio Genetics will foster and expand all related customer, manufacturing, marketing, and distribution relationships in their effort to increase the commercialization of the Product. With Avrio’s assumption of the Product-related expenses and management of the Product programs, the Company expects to eliminate expenses associated the Product while maintain future revenue potential in the form of royalty and minimum annual payments from Avrio Genetics.

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

Overview

We are a commercial-stage specialty pharmaceutical company focused on commercializing novel products that address significant healthcare needs in both prescription and consumer health categories. We are currently operate our Aytu BioScience business, consisting of the Primary Care Portfolio (the “Primary Care Portfolio”) and Pediatric Care Portfolio (the “Pediatric Portfolio”), and our Aytu Consumer Health business (the “Consumer Health Portfolio”). Our Aytu BioScience business is focused on prescription pharmaceutical products treating hypogonadism (low testosterone), cough and upper respiratory symptoms, insomnia, male infertility, and various pediatric conditions. Our Consumer Health business is focused on consumer health products. We plan to expand into other therapeutic areas as opportunities arise. Aytu was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. Aytu was re-incorporated in the state of Delaware on June 8, 2015.

The primary care portfolio includes (i) Natesto, the only FDA-approved nasal formulation of testosterone for men with hypogonadism (low testosterone, or "Low T"), (ii) ZolpiMist, the only FDA-approved oral spray prescription sleep aid, and (iii) Tuzistra XR, the only FDA- approved 12-hour codeine-based antitussive syrup.

The pediatric care portfolio, acquired on November 1, 2019, (the “Pediatric Portfolio”), includes (i) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, (ii) Cefaclor, a second-generation cephalosporin antibiotic suspension; and (iii) Karbinal ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions.

On February 14, 2020 we acquired Innovus Pharmaceuticals (“Innovus”), a specialty pharmaceutical company licensing, developing and commercializing safe and effective consumer healthcare products designed to improve health and vitality. Innovus commercializes over twenty consumer health products competing in large healthcare categories including diabetes, men's health, sexual wellness and respiratory health. The Innovus product portfolio is commercialized through direct-to-consumer marketing channels utilizing the Innovus’s proprietary Beyond Human® marketing and sales platform and on e-commerce platforms.

On December 10, 2020, Aytu and Neutron Acquisition Sub, Inc., our wholly owned subsidiary (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Neos Therapeutics, Inc. (“Neos”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Neos, with Neos surviving as a wholly owned subsidiary of Aytu (the “Neos Merger”). The Neos Merger is subject to the approval of both the shareholders of Aytu and Neos. Based on the number of shares of our common stock anticipated to be immediately issued to Neos stockholders upon closing of the merger (which could be impacted by changes in Neos stock price leading to exercise of options not otherwise being assumed by Aytu or by additional issuances of Neos common stock that we may consent to) and the number of shares of our common stock outstanding as of December 31, 2020, it is expected that, immediately after completion of the merger, former Neos stockholders are expected to own approximately 24% of the outstanding shares of the our common stock and existing Aytu stockholders are expected to own approximately 76% of the outstanding shares of our common stock. In addition, each unvested option to acquire shares of Neos common stock that is outstanding as of immediately prior to the close of the Neos Merger  (the "Effective Time") with an exercise price equal to or less than $0.95 shall be assumed by Aytu and converted into an option to acquire shares of our common stock on the same terms and conditions. The number of shares of our common stock subject to each such assumed option shall be equal to (i) the number of shares of Neos common stock subject to the corresponding assumed option immediately prior to the Effective Time multiplied by (ii) 0.1088 (the "Exchange Ratio"), rounded down, if necessary, to the nearest whole share of our common stock, and such assumed option shall have an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of Neos common stock otherwise purchasable pursuant to the corresponding assumed option divided by (B) the Exchange Ratio. As of February 5, 2021, the total estimated shares to be issued as consideration in connection with this merger totaled approximately 5.4 million with an estimated fair value of $44.2 million.

In connection with the execution of the Merger Agreement, Aytu and Neos have entered into a Commitment Letter (the “Bridge Commitment Letter”) for us to provide financing to Neos under an unsecured convertible note, in an aggregate amount of up to $5,000,000, subject to the terms set forth therein (the "Bridge Financing"). Interest accrues on the principal amount outstanding under the note at a rate of 6.0% per annum, compounding monthly and commencing if and when such Bridge Financing is provided. If an event of default has occurred and is continuing, the interest rate then in effect will be increased by 2.0% per annum, and all overdue obligations under the note will bear interest at the interest rate in effect at such time plus the additional 2.0% per annum. Our rights under the note, including rights to payment, are subordinated to the rights of Neos’s existing senior lenders. The maturity date of the note is the earlier of the acceleration of the obligations evidenced thereby and November 7, 2022. In the event that Neos draws down on the note, the exchange ratio will be adjusted downward by an amount equal to 0.00011 for every $100,000 of financing funded to Neos under the note.

In April of 2020, the Company entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential uses of Healight, an investigational medical device platform technology. Healight has demonstrated safety and efficacy in pre-clinical studies, and we plan to advance this technology and assess its safety and efficacy in human studies, initially focused on COVID-19 patients.

We recently established a purchasing relationship with a U.S. supplier of Emergency Use Authorization (EUA) authorized antigen tests. Antigen tests rapidly detect the presence of the SARS-CoV-2 virus antigen via a nasopharyngeal swab and are used without laboratory equipment. Demand for rapid antigen tests has increased in recent months across the U.S.

Our strategy is to continue building our portfolio of revenue-generating products, leveraging our focused commercial team and expertise to build leading brands within large therapeutic markets.

Strategic Growth Initiatives

Pursuant to our strategy of identifying and acquiring complimentary assets and companies, we expect to substantially increase our revenue generating capacity and provide opportunities to reduce our combined operating losses through a combination of our recent acquisitions during the twelve months ended June 30, 2020, coupled with the December 10, 2020 announcement of our planto merge with Neos. The combined impact of these transactions on revenue and operating expenses is expected to position us to achieve positive cash flow earlier than previously expected.

 Strategic Rx Acquisitions. On December 10, 2020, we entered in a Merger Agreement with Neos Therapeutics, Inc. The merger is subject the approval by shareholders of both Aytu and Neos. The merger can accelerate our path to profitability, with estimated annualized cost synergies of up to approximately $15M beginning FY 2022. Neos’ established, multi-brand ADHD portfolio, will enhance our footprint in pediatrics and expanding our presence in adjacent specialty care segments. Opportunity to leverage and further enhance Neos RxConnect, a best-in-class patient support program, for our product portfolio of best-in-class prescription therapeutics, and potentially, our consumer health products.

On November 1 2019, we acquired the Cerecor, Inc.'s ("Cerecor") portfolio of prescription pediatric therapeutics (the “Pediatric Portfolio”). The Pediatric Portfolio consists of four pharmaceutical and other prescription products consisting of (i) Cefaclor for Oral Suspension, (ii) Karbinal ER, (iii) Poly- Vi-Flor, and (iv) Tri-Vi-Flor. . Total consideration transferred consisted of $4.5 million cash and approximately 9.8 million shares of Series G Convertible Preferred Stock, plus the assumption not more than $3.5 million of Medicaid rebates and products returns. In addition, we hired the majority of the Cerecor’s workforce focused on commercial sales, commercial contracts, and customer relationships.

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

Consumer Health Acquisitions. On February 14, 2020, we closed on the merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. The acquisition of Innovus has enabled the company to expand into the consumer healthcare market with Innovus’ over-the-counter medicines and other consumer health products. We expect Innovus to continue to develop additional consumer healthcare products and expand its product portfolio. This, we expect, will drive additional revenue for the consumer health subsidiary and contribute meaningfully to the company's overall revenue growth.

Additionally, we expect to continue to participate in the U.S. COVID-19 testing market. We have purchased 1,600,000 COVID-19 IgG/IgM rapid antibody tests from Zhejiang Orient Gene Biotech Limited via our distribution agreement with L.B. Resources, Ltd. We also signed an exclusive license with Cedars-Sinai Medical Center for rights to a medical device technology platform that is a prospective treatment for COVID-19 for seriously ill patients in the ICU. We expect to advance this technology through development and, if proven clinically effective and able to be manufactured at scale, expect to commercialize this product in the future.

In the near-term, we expect to create value for shareholders by implementing a focused strategy of increasing sales of our prescription therapeutics while leveraging our commercial infrastructure. Further, we expect to increase sales of our consumer healthcare product portfolio. Additionally, we expect to expand both our Rx and consumer health product portfolios through continuous business and product development. Finally, we expect to identify operational efficiencies identified through our recent transactions and implement expense reductions accordingly.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingent consideration, contingent value rights ("CVR"), fixed payment arrangements and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including COVID-19, that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on October 6, 2020.

Information regarding our accounting policies and estimates can be found in the Notes to the consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of December 31, 2020) are presented in Note 1 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three and Six Months Ended December 31, 2020 compared to the Three and Six Months Ended December 31, 2019

	Three months Ended December 31,
	2020	2019	Change	%

Revenues
Product and service revenue, net	$15,147,034	$3,175,236	$11,971,798	377%
Operating expenses
Cost of sales	5,998,389	606,046	5,392,343	890%
Research and development	286,572	66,675	219,897	330%
Selling, general and administrative	12,852,614	6,516,160	6,336,454	97%
Amortization of intangible assets	1,584,581	953,450	631,131	66%
Total operating expenses	20,722,156	8,142,331	12,579,825	154%
Loss from operations	(5,575,122)	(4,967,095)	(608,027)	12%
Other (expense) income
Other (expense), net	(378,958)	(446,958)	68,000	-15%
Loss from change in fair value of contingent consideration	(3,313,656)	-	(3,313,656)	−
Gain from derecognition of contingent consideration	-	5,199,806	(5,199,806)	-100%
Loss on debt exchange	(257,559)	-	(257,559)	−
Total other (expense) income	(3,950,173)	4,752,848	(8,703,021)	-183%
Net loss	$(9,525,295)	$(214,247)	$(9,311,048)	4346%

	Six Months Ended December 31,
	2020	2019	Change	%

Revenues
Product and service revenue, net	$28,667,280	$4,615,062	$24,052,218	521%
Operating expenses
Cost of sales	9,817,545	981,766	8,835,779	900%
Research and development	469,437	144,695	324,742	224%
Selling, general and administrative	24,342,983	11,662,603	12,680,380	109%
Amortization of intangible assets	3,169,161	1,528,567	1,640,594	107%
Total operating expenses	37,799,126	14,317,631	23,481,495	164%
Loss from operations	(9,131,846)	(9,702,569)	570,723	-6%
Other (expense) income
Other (expense), net	(1,130,499)	(642,344)	(488,155)	76%
Loss from change in fair value of contingent consideration	(3,311,320)	-	(3,311,320)	−
Gain from derecognition of contingent consideration	-	5,199,806	(5,199,806)	-100%
Gain from warrant derivative liability	-	1,830	(1,830)	-100%
Loss on debt exchange	(257,559)	-	(257,559)	−
Total other (expense) income	(4,699,378)	4,559,292	(9,258,670)	-203%
Net loss	$(13,831,224)	$(5,143,277)	$(8,687,947)	169%

Product revenue. We recognized net revenue from product sales of approximately $15.1 million and $3.2 million for the three months ended December 31, 2020 and 2019, respectively. We recognized net revenue from product sales of approximately $28.7 and $4.6 million for the six months ended December 31, 2020, and 2019, respectively. The increase was primarily driven by the acquisition of the Pediatric Portfolio on November 1, 2019 and Consumer Health Portfolio on February 14, 2020, as well as additional revenues from COVID-19 test kit sales.

Cost of sales. We incurred the cost of sales of $6.0 million and $0.6 million recognized for the three months ended December 31, 2020 and 2019, respectively. We incurred the cost of sales $9.8 million and $1.0 million for the six months ended December 31, 2020 and 2019, respectively. The increase was primarily driven by the acquisition of the Pediatric Portfolio on November 1, 2019 and Innovus (a/k/a Consumer Health Portfolio) on February 14, 2020, as well as additional sales from COVID-19 test kit sales.

Research and Development. Research and development expenses increased $0.2 million, or 230%, for the three months ended December 31, 2020, compared to the three months ended December 31, 2019. Research and development expenses increased approximately $0.3 million, or 224% for the six months ended December 31, 2020, compared to the six months ended December 31, 2019. The increase was due primarily to costs associated with the Company’s Healight Platform license and initial development and clinical costs.

Selling, General and Administrative. Selling, general and administrative costs increased $6.3 million, or 97%, for the three months ended December 31, 2020, compared the three months ended December 31, 2019. Selling, general and administrative costs increased $12.7 million, or approximately 109% for the six months ended December 31, 2020. The increase was primarily due to the Pediatric Portfolio and Innovus acquisition that occurred in the prior year ended June 30, 2020, of which, only the Pediatric Portfolio was a component of our financial results for November and December of 2019.

Amortization of Intangible Assets. Amortization expense for the remaining intangible assets was approximately $1.6 million and $1.0 million for the for the three months ended December 31, 2020 and 2019, respectively. Amortization expense for the remaining intangible assets was approximately $3.2 million and $1.5 million, respectively, for the six months ended December 31, 2020. This expense is related to corresponding amortization of our finite-lived intangible assets. The increase of this expense is due to the Pediatric Portfolio acquisition from Cerecor and Innovus Merger that occurred in the 2020 fiscal year ended June 30, 2020.

Interest (expense) income, net. Interest (expense) income, net for the three months ended December 31, 2020, was expense of approximately $0.4 million, compared to expenses of $0.5 million for the three months ended December 31, 2019. Interest (expense) income, net for the six months ended December 31, 2020, was expense of approximately $1.1 million, compared to interest expense of $0.6 million for the three months ended December 31, 2019. The increase was primarily due to the accretion and interest expense resulting from the assumed fixed payment obligations and other long-term liabilities that arose from the (i) November 1, 2019 acquisition of the Pediatric Portfolio from Cerecor, Inc. and (ii) the February 14, 2020, Merger with Innovus.

Loss from change in fair value of contingent consideration. We recognized a loss of approximately $2.5 million from the change in the fair value of the ZolpiMist and Tuzistra contingent consideration liability and a loss of approximately $0.8 million from the change in fair value of the contingent value rights ("CVR's") liability related to the Innovus Merger.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $62.3 million of cash, cash equivalents and restricted cash. Our operations have historically consumed cash and are expected to continue to require cash, but at a declining rate.

Revenues for the three and six-months ended December 31, 2020, were approximately $15.1 million and $28.7 million, compared to $3.2 million and $4.6 million for the same periods ended December 31, 2019, an increase of 377% and 521%, respectively. Revenues increased 277% and 100% for each of the years ended June 30, 2020 and 2019, respectively. Revenue is expected to increase over time, which will allow us to rely less on our existing cash balance and proceeds from financing transactions. Cash used by operations during the three and six-months ended December 31, 2020 was $10.9 million compared to $9.1 million for the three and six-months ended December 31, 2019. The increase is due primarily to an increase in working capital and pay down of other liabilities.

As of the date of this report, we expect costs for current operations to increase modestly as we continue to integrate the acquisition of the Pediatrics Portfolio and Innovus and continue to focus on revenue growth through increasing product sales. Our current assets totaling approximately $92.5 million as of December 31, 2020, plus the proceeds expected from ongoing product sales will be used to fund existing operations. We may continue to access the capital markets from time-to-time when market conditions are favorable. The timing and amount of capital that may be raised is dependent the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to us and our stockholders, or at all. We raised approximately $29.6 million, net during the three months ended December 31, 2020, from the sale of approximately 0.4 million shares using the Company’s at-the-market facility and from the issuance of approximately 4.8 million shares of our common stock and 0.3 million placement agent warrants on the December 15, 2020 offering. Finally, on December 10, 2020, we exchanged $0.8 million of debt into 0.1 million shares of our common stock, reducing the need to use cash to satisfy this obligation. Between December 31, 2020, and the filing date of this quarterly report on Form 10-Q, we have not issued any common stock under our at-the-market offering program. As of the date of this report, we have adequate capital resources to complete our near-term operating objectives.

Since we have sufficient cash on-hand as of December 31, 2020, to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, we report that there is no indication of substantial doubt about our ability to continue as a going concern.

If we are unable to raise adequate capital in the future when it is required, we can adjust our operating plans to reduce the magnitude of the capital needs under our existing operating plan. Some of the adjustments that could be made include delays of and reductions to commercial programs, reductions in headcount, narrowing the scope of our commercial plans, or reductions to its research and development programs. Without sufficient operating capital, we could be required to relinquish rights to products or renegotiate to maintain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

The following table shows cash flows for the three months ended December 31, 2020 and 2019:

	Six Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(10,900,299)	$(9,087,054)
Net cash used in investing activities	(46,683)	(5,954,635)
Net cash provided by financing activities	$24,898,281	$9,258,350

Net Cash Used in Operating Activities

During the six-months ended December 31, 2020, our operating activities used $10.9 million in cash, which was less than the net loss of $13.8 million, primarily due to the non-cash depreciation, amortization and accretion, stock-based compensation, and loss from change in fair value of contingent consideration and CVR, a decrease in inventory and an increase in accrued liabilities. These charges were offset by increases in accounts receivable, prepaid expenses, and other current assets and decreases in accounts payables and accrued compensation.

During the six-months ended December 31, 2019, our operating activities used $9.1 million in cash, which was greater than the net loss of $5.1 million, primarily as a result of derecognition of contingent consideration and an increase in accounts receivable, offset by the non-cash depreciation, amortization and accretion, stock-based compensation charges to earnings, coupled with an increase in accounts payable.

Net Cash Used in Investing Activities

During the six-months ended December 31, 2020, we made a payment of $0.05 million in contingent consideration.

During the six-months ended December 31, 2019, we issued a note receivable to Innovus totaling $1.4 million. We also used $4.5 million for the Cerecor acquisition and we paid $105,000 in contingent consideration.

Net Cash from Financing Activities

Net cash provided by financing activities in the six-months ended December 31, 2020, was $24.9 million. This was primarily related to the December 2020 offering for gross proceeds cost of $28.8 million offset by the offering cost of $2.6 million. We also completed the ATM offering with gross proceeds of $3.5 million, which was offset by the offering cost of $1.7 million, driven by a one-time payment in July 2020 of approximately $1.5 million. We paid approximately $2.8 million related to fixed payment obligation and $0.3 million of debt.

Net cash provided by financing activities in the six-months ended December 31, 2019, was $9.3 million. This was primarily related to the October 2019 Offering for gross proceeds of $10.0 million, offset by the offering cost of $0.7 million which was paid in cash.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and are operating in an effective manner.

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

The Company’s assessment over changes in our internal controls over financial reporting excluded those processes or controls that exist at our Aytu Consumer Health reporting unit which we acquired from the February 14, 2020, Innovus Merger are being evaluated internally, and any changes as a result of that evaluation will be disclosed in future filings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Hikma. On May 8, 2017, Innovus entered into a Supply Agreement with Hikma (formerly West-Ward Pharmaceuticals Corp.) for the supply of FlutiCare®, a branded fluticasone propionate nasal spray. During the second year of the Supply Agreement, Innovus received multiple shipments of FlutiCare® products containing non-compliant labelling due to defective label adhesive. Following that Hikma and Innovus began negotiations to settle the issues relating to the defective products and the status of the Supply Agreement. On May 1, 2020, Hikma and Innovus (now a Company subsidiary) entered into the Settlement Agreement requiring Innovus to purchase three batches of FlutiCare® through the fiscal year 2022 at a price of $1 million per batch in exchange for Hikma agreeing to a product quality threshold and inspection and qualification of the product by a third party.

Marin County DA. On August 24, 2018, Innovus received a letter from the Marin County District Attorney’s Office (the “Marin DA”) demanding substantiation for certain advertising claims made by Innovus related to DiabaSens®, and Apeaz®, which were sold and marketed in Marin County, California. The Marin DA is part of a larger Northern California task force comprising of district attorney offices from ten counties that agree to handle customer protection matters. Innovus responded to the Marin DA through its regulatory counsel in November 2018 and continued to exchange correspondence with the Marin DA through April 2019. In June 2019, Innovus met with the Northern California task force. In March 2020, Innovus (now a Company subsidiary) entered into a Stipulation for Entry of Final Judgement (the “Stipulation”), pursuant to which Innovus agreed to the following: (i) certain injunctive relief relating the advertising and sale of DiabaSens®, and Apeaz®; (ii) to pay a civil penalty of $150,000; (iii) to reimburse investigative costs of $11,500; and (iv) to pay restitution of $43,000. In May 2020, the Marin DA filed the judgement with the Superior Court for the County of Monterrey and the parties are waiting for the judge to approve the stipulation.

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

Risks Related to the Merger

            Because the Exchange Ratio is fixed and the market price of Aytu common stock may fluctuate, Neos stockholders cannot be certain of the precise value of the stock consideration they may receive in the merger.

         The Exchange Ratio is fixed and will only be adjusted in certain limited circumstances (including the Bridge Note Adjustment, recapitalizations, reclassifications, stock splits or combinations, exchanges, mergers, consolidations or readjustments of shares, or stock dividends or similar transactions involving Aytu or Neos) and the value of the stock consideration will depend on the market price of Aytu common stock at the time the transaction is completed. Time will elapse from the date of the Merger Agreement, when the Exchange Ratio was established, until each of the date of this joint proxy statement/prospectus, the date on which Neos stockholders vote to approve the Merger Agreement at the Neos special meeting, the date the Aytu stockholders approve the merger consideration, including the Common Stock Issuance, at the Aytu special meeting and the date on which Neos stockholders entitled to receive shares of Aytu common stock under the Merger Agreement actually receive such shares. The market value of Aytu common stock may fluctuate during these periods as a result of a variety of factors, including, among others, general market and economic conditions, changes in Aytu’s businesses, operations and prospects and regulatory considerations, federal, state and local legislation, governmental regulation and legal developments in the businesses in which Aytu operates, any potential stockholder litigation related to the merger, market assessments of the likelihood that the transaction will be completed, the timing of the transaction and the anticipated dilution to holders of Aytu common stock as a result of the issuance of the merger consideration. Many of these factors are outside of the control of Aytu and Neos. The closing trading price per share of Neos common stock as of December 9, 2020, the last trading date before the public announcement of the Merger Agreement, was $0.55, and the closing trading price per share has fluctuated as high as $0.933 and as low as $0.625 between that date and February 5, 2021. The closing trading price per share of Aytu common stock as of December 9, 2020, the last trading date before the public announcement of the Merger Agreement, was $6.83 and the closing trading price per share has fluctuated as high as $8.35 and as low as $5.98 between that date and February 5, 2021. Consequently, at the time Neos stockholders must decide whether to approve the Merger Agreement, they will not know the actual market value of the shares of Aytu common stock they may receive when the merger is completed. The actual value of the shares of Aytu common stock to be issued to Neos stockholders who receive stock consideration will depend on the market value of shares of Aytu common stock on the date of issuance. This value will not be known at the time of the Neos special meeting and may be more or less than the current price of Aytu common stock or the price of Aytu common stock at the time of the Neos special meeting. Neos stockholders should obtain current stock quotations for shares of Aytu common stock before voting their shares of Neos common stock. For additional information about the merger consideration, see the section entitled “The Merger Agreement — Merger Consideration.”

The market price of shares of Aytu common stock after the merger will continue to fluctuate and may be affected by factors different from those that are currently affecting or historically have affected the market price of shares of Neos common stock or Aytu common stock.

              Upon completion of the merger, holders of shares of Neos common stock will become holders of shares of Aytu common stock. The market price of Aytu common stock may fluctuate significantly following completion of the merger, and holders of shares of Neos common stock could lose the value of their investment in Aytu common stock if, among other things, the combined company is unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of the Neos and Aytu business are not realized, or if the transaction costs relating to the merger are greater than expected. The market price also may decline if the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the merger on the combined company’s financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. The issuance of shares of Aytu common stock in the merger could on its own have the effect of depressing the market price for Aytu common stock. In addition, many Neos stockholders may decide not to hold the shares of Aytu common stock they receive as a result of the merger. Other Neos stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Aytu common stock they receive as a result of the merger. Any such sales of Aytu common stock could have the effect of depressing the market price for Aytu common stock.  In addition, in the future Aytu may issue additional securities to raise capital. Aytu may also acquire interests in other companies by issuing Aytu common stock to finance the acquisition, in whole or in part. Aytu may also issue securities convertible into Aytu common stock.  Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Aytu common stock, regardless of Aytu’s actual operating performance.

The businesses of Aytu differ from those of Neos in important respects and, accordingly, the results of operations of the combined company after the merger, as well as the market price of shares of Aytu common stock, may be affected by factors different from those that are currently affecting, historically have affected or would in the future affect the results of operations of Neos and Aytu as stand-alone public companies, as well as the market price of shares of Neos common stock and Aytu common stock prior to completion of the merger.

Current Aytu and Neos stockholders will have a reduced ownership and voting interest in Aytu after the merger.

Upon the completion of the merger, each Neos stockholder who receives shares of Aytu common stock will become a stockholder of Aytu with a percentage ownership of Aytu that is substantially smaller than the stockholder’s current percentage ownership of Neos. Accordingly, the former Neos stockholders would exercise significantly less influence over Aytu after the merger relative to their influence over Neos prior to the merger, and thus would have a less significant impact on the approval or rejection of future Aytu proposals submitted to a stockholder vote. Immediately upon consummation of the merger, pre-closing Neos stockholders (other than Aytu and its subsidiaries) are expected to own approximately 24% of the outstanding shares of Aytu common stock and pre-closing Aytu stockholders are expected to own approximately 76% of the outstanding shares of Aytu common stock.

Aytu and Neos are subject to restrictive interim operating covenants during the pendency of the merger.

Until the merger is completed, the Merger Agreement restricts each of Aytu and Neos from taking specified actions without the consent of the other party, and requires each of Aytu and Neos to operate in the ordinary course of business consistent with past practice. Neos is subject to a number of customary interim operating covenants relating to, among other things, its capital expenditures, incurrence of indebtedness, entry into or amendment of certain types of agreements, issuances of securities and changes in director, officer, employee and independent contractor compensation. Although less restrictive than those imposed on Neos, the Merger Agreement also imposes certain restrictive interim operating covenants on Aytu. These restrictions may prevent Aytu and/or Neos from making appropriate changes to their respective businesses or pursuing financing transactions or attractive business opportunities that may arise prior to the completion of the merger. See the section entitled “The Merger Agreement – Conduct of Business Pending the Merger” for a description of the restrictive covenants applicable to Aytu and Neos, respectively.

Aytu and Neos directors and officers have interests in the merger that may be different from, or in addition to, the interests of Aytu stockholders and Neos stockholders.

Certain executive officers of Aytu participated in the negotiation of the terms of the Merger Agreement. The Aytu Board approved the Merger Agreement and the merger consideration, including the Common Stock Issuance, and determined that the Merger Agreement and the transactions contemplated thereby, including the merger consideration, are advisable and in the best interests of Aytu and its stockholders. The Neos Board approved the Merger Agreement and determined that the Merger Agreement, the merger and the other transactions contemplated by the Merger Agreement are fair to, advisable and in the best interests of Neos and its stockholders. In considering these facts and the other information contained in this joint proxy statement/prospectus, you should be aware that certain of Aytu’s directors and executive officers and certain of Neos’ directors and executive officers have interests in the merger that may be different from, or in addition to, the interests of Aytu’s or Neos’ stockholders. For example, some Neos directors will serve as Aytu directors. These interests are described in more detail in the sections entitled “Interests of Neos’ Directors and Executive Officers in the Merger.”

Certain officers and directors of Aytu and Neos, have agreed to vote in favor of the merger consideration and the Merger Agreement, as applicable, regardless of how other Aytu and Neos stockholders vote.

Concurrently with the execution and delivery of the Merger Agreement, certain officers and directors of Aytu and Neos holding approximately 2% and 1%, respectively, of the companies’ outstanding voting shares entered into voting agreements with Neos and Aytu, as applicable (the “Voting Agreements”). Pursuant to the Voting Agreements, each of the stockholders of Aytu and Neos, as applicable, have agreed, among other things, to vote their shares of Aytu common stock, or Neos common stock, as applicable, that such stockholder owns in favor of the issuance of shares of Aytu common stock in connection with the merger, or the merger proposal, as applicable. Accordingly, the Voting Agreements make it more likely that the necessary Aytu and Neos stockholder approval will be received for the merger consideration and the Merger Agreement than would be the case in the absence of the voting agreements.

The Aytu Board and the Neos Board have not requested, and do not anticipate requesting, an updated opinion from their respective financial advisors reflecting changes in circumstances that may have occurred since the signing of the Merger Agreement.

The opinions rendered to the respective boards of directors of Aytu and Neos by Cowen and MTS, respectively, were provided in connection with the Aytu Board’s and the Neos Board’s respective evaluation of the merger. Neither the Aytu Board nor the Neos Board has obtained an updated opinion from Cowen or MTS, respectively, as of the date of this joint proxy statement/prospectus or as of any other date, and the Aytu Board and the Neos Board have not requested, and do not anticipate requesting, an updated opinion from their respective financial advisors reflecting changes in circumstances that may have occurred since the signing of the Merger Agreement. As a result, neither the Aytu Board nor the Neos Board will receive an updated, revised or reaffirmed opinion prior to the consummation of the merger. Changes in the operations and prospects of Aytu or Neos, general market and economic conditions and other factors that may be beyond the control of Aytu or Neos, including the social, political and economic impact of the COVID-19 pandemic, may significantly alter the value of Aytu or Neos or the prices of Aytu common stock or Neos common stock by the time the merger is consummated. The opinions of Cowen and MTS speak as of the date each opinion was rendered, and do not speak as of the time the merger will be consummated or as of any date other than the date of each such opinion. The opinions of Cowen and MTS do not address the fairness of the Exchange Ratio, from a financial point of view, at any time other than the time each such opinion was delivered.

               Failure to consummate the merger could negatively impact respective future stock prices, operations and financial results of Aytu and Neos.

If the merger is not consummated for any reason, the ongoing businesses of Aytu and/or Neos may be adversely affected, and Aytu and Neos will be subject to a number of risks, including the following:

●	being required to pay a termination fee to the other party under certain circumstances provided in the Merger Agreement;

●	having to pay certain costs related to the merger, including, but not limited to, fees paid to legal, accounting and financial advisors, filing fees and printing costs;

●	declines in the stock prices of Aytu common stock and Neos common stock to the extent that the current market prices reflect a market assumption that the merger will be consummated; and

●

any negative impact of having the focus of management of each of Aytu and Neos on the merger, which may have the effect of diverting management’s attention and potentially causing Aytu or Neos, as applicable, not to pursue opportunities that could have been beneficial to Aytu or Neos, as applicable.

If the merger is not completed, Aytu and Neos cannot assure their stockholders that these risks will not materialize and will not materially adversely affect the business, financial results and stock prices of Aytu or Neos. In addition, if the merger with Aytu does not close, Neos may be required to seek other strategic alternatives, including but not limited to, strategic partnerships, a potential business combination or a sale of Neos or its business, or otherwise reduce its operations. There can be no assurance that Neos would be able to take any of these actions or that any effort to sell additional debt or equity securities would be successful or would raise sufficient funds to meet its financial obligations, including the May 2021 debt payment of $15.0 million due to Deerfield. If additional financing is not available when required or is not available on acceptable terms, Neos may need to curtail, delay, modify or abandon its commercialization plans for its marketed products, reduce its investment in the development of its product candidate and Neos may be unable to take advantage of business opportunities or respond to competitive pressures, which could have a material adverse effect on Neos’ revenue, results of operations and financial condition. To preserve Neos’ cash resources, it may be required to reorganize its operations, such as through a reduction in force with respect to one or more functions within Neos or across Neos. If Neos is unable to fund its operations without additional external financing and therefore cannot sustain future operations, it may be required to cease its operations and/or seek bankruptcy protection.

In addition, if the merger does not close, Neos may be required to effectuate a reverse stock split of its common stock to increase the per-share market price of Neos common stock to satisfy the Minimum Bid Price Rule under the Nasdaq rules so that Neos common stock, which will remain outstanding and registered under the Exchange Act, will be able to regain compliance with the applicable continued listing standards of Nasdaq and avoid being delisted from Nasdaq Global.

The merger may disrupt the attention of Aytu’s management or Neos’ management from ongoing business operations.

Each of Aytu and Neos has expended, and expects to continue to expend, significant management resources to complete the merger. Their respective management’s attention may be diverted away from the day-to-day operations of their respective businesses, implementing initiatives to improve performance and executing existing business plans in an effort to complete the merger. This diversion of management resources could disrupt their respective operations and may have an adverse effect on their respective businesses, financial conditions and results of operations.

Aytu and Neos stockholders will not be entitled to appraisal or dissenters’ rights in the merger.

Appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Appraisal rights are not available in all circumstances, and exceptions to these rights are provided under the DGCL. In the merger, because Neos common stock is listed on the Nasdaq, and because Neos stockholders are not required to accept in the merger any consideration in exchange for their shares of Neos common stock other than shares of Aytu common stock, which is listed on the Nasdaq, and cash in lieu of fractional shares (if applicable), holders of Neos common stock will not be entitled to any appraisal rights in connection with the merger with respect to their shares of Neos common stock.

Under Delaware law, Aytu stockholders are also not entitled to appraisal or dissenters’ rights in connection with the Aytu share issuance proposal.

Aytu and Neos may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

Aytu’s success after the transaction will depend in part on the ability of Aytu to retain key executives and other employees of Neos. Uncertainty about the effect of the merger on Aytu and Neos employees may have an adverse effect on each of Aytu and Neos separately and consequently the combined business. This uncertainty may impair Aytu’s and/or Neos’ ability to attract, retain and motivate key personnel. Employee retention may be particularly challenging during the pendency of the merger, as employees of Aytu and Neos may experience uncertainty about their future roles in the combined business.

Furthermore, if key employees of Aytu or Neos depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, Aytu may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees and may lose significant expertise and talent, and the combined company’s ability to realize the anticipated benefits of the merger may be materially and adversely affected. No assurance can be given that the combined company will be able to attract or retain key employees to the same extent that Neos has been able to attract or retain employees in the past.

Completion of the merger is subject to a number of other conditions, and if these conditions are not satisfied or waived, the merger will not be completed.

The obligations of Aytu and Neos to complete the merger are subject to satisfaction or waiver of a number of conditions including (1) the approval of the merger proposal by a majority of the holders of the outstanding shares of Neos common stock, (2) approval of the issuance of Aytu common stock by a majority of the votes cast by Aytu stockholders on the matter, (3) that the conditions to the Debt Facility Letters have been satisfied as of the time of closing, and that the lenders do not dispute the satisfaction thereof, (4) accuracy of each party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) the absence of a material adverse effect of either party and (6) compliance in all material respects with each party’s obligations under the Merger Agreement and certain other conditions. There can be no assurance that the conditions to closing the merger will be satisfied or waived or that the merger will be completed within the expected time frame, or at all.

Aytu will assume a significant amount of debt in the merger, which, together with Aytu’s other debt, could limit Aytu’s operational flexibility or otherwise adversely affect Aytu’s financial condition.

If the merger closes, Aytu will indirectly assume approximately $30.6 million of term debt currently owed by Neos, of which $15.0 million will be due upon the closing of the merger, $0.6 will come due in April 2021, and $15.0 million which is due in May 2022. If Aytu fails to meet its obligations under the debt Aytu assumes in the merger, the lenders would be entitled to foreclose on all or some of the collateral securing such debt which could have a material adverse effect on Aytu and its ability to make expected distributions, and could threaten Aytu’s continued viability.

Aytu is subject to the risks normally associated with debt financing, including the following risks:

●

Aytu’s cash flow may be insufficient to meet required payments of principal and interest, or require Aytu to dedicate a substantial portion of its cash flow to pay its debt and the interest associated with its debt rather than to other areas of its business;

●	it may be more difficult for Aytu to obtain additional financing in the future for its operations, working capital requirements, capital expenditures, debt service or other general requirements;

●	Aytu may be more vulnerable in the event of adverse economic and industry conditions or a downturn in its business;

●	Aytu may be placed at a competitive disadvantage compared to its competitors that have less debt; and

●	Aytu may not be able to refinance at all or on favorable terms, as its debt matures.

If any of the above risks occurred, Aytu’s financial condition and results of operations could be materially adversely affected.

Aytu and Neos may be targets of transaction related lawsuits which could result in substantial costs and may delay or prevent the merger from being completed. If the merger is completed, Aytu will also assume Neos’ risks arising from various legal proceedings.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into Merger Agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on Aytu’s and Neos’ respective liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the merger, then that injunction may delay or prevent the merger from being completed, which may adversely affect Aytu’s and Neos’ respective business, financial position and results of operation. There can be no assurance that no complaints will be filed with respect to the merger, or that any additional complaints will be filed with respect to the Aytu’s acquisition of a portfolio of pediatric primary care products from Cerecor, Inc. (“Cerecor”) in 2019 (the “Cerecor Transaction”). Currently, with regard to the merger, Aytu and Neos are not aware of any securities class action lawsuits or derivative lawsuits being filed with respect to the merger.

Aytu and Neos have incurred, and will incur, substantial direct and indirect costs as a result of the merger.

Aytu and Neos have incurred and expect to incur additional material non-recurring expenses in connection with the merger and completion of the transactions contemplated by the Merger Agreement. Both parties have incurred significant legal, advisory and financial services fees in connection with the process of negotiating and evaluating the terms of the merger. Additional significant unanticipated costs may be incurred in the course of coordinating the businesses of Neos and Aytu after completion of the merger.

Even if the merger is not completed, Aytu and Neos will each need to pay certain costs relating to the merger incurred prior to the date the merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees. Such costs may be significant and could have an adverse effect on Aytu’s and Neos’ respective plans.

If the merger is completed, Aytu may fail to realize the anticipated benefits and cost savings of the merger, which could adversely affect the value of shares of Aytu common stock.

The success of the merger will depend, in part, on Aytu’s ability to realize the anticipated benefits and cost savings from combining the businesses of Aytu and Neos. Aytu’s ability to realize these anticipated benefits and cost savings is subject to certain risks, including, among others:

●	Aytu’s ability to successfully combine the businesses of Aytu and Neos;

●	the risk that the combined businesses will not perform as expected;

●

the extent to which Aytu will be able to realize the expected synergies, which include potential savings from re-assessing priority assets and aligning investments, eliminating duplication and redundancy, adopting an optimized operating model between both companies and leveraging scale, and value creation resulting from the combination of the businesses of Aytu and Neos;

●	the possibility that Aytu paid more for Neos than the value it will derive from the merger;

●	the assumption of known and unknown liabilities of Neos;

●	the possibility of a decline of the credit ratings of the combined company following the completion of the merger; and

●	the possibility of costly litigation challenging the merger.

               If Aytu is not able to successfully combine the businesses of Aytu and Neos within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the merger may not be realized fully or may take longer to realize than expected, the combined businesses may not perform as expected and the value of the shares of Aytu common stock may be adversely affected.

Aytu and Neos have operated and, until completion of the merger will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Aytu or Neos employees, the disruption of either company’s or both companies’ ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Neos and Aytu in order to realize the anticipated benefits of the merger so the combined business performs as expected include, among others:

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

The Merger Agreement contains provisions that make it more difficult for Aytu and Neos to pursue alternatives to the merger and may discourage other companies from trying to acquire Neos for greater consideration than what Aytu has agreed to pay.

The Merger Agreement contains provisions that make it more difficult for Neos to sell its business to a party other than Aytu, or for Aytu to sell its business. These provisions include a general prohibition on each party soliciting any acquisition proposal. Further, there are only limited exceptions to each party’s agreement that its board of directors will not withdraw or modify in a manner adverse to the other party the recommendation of its board of directors in favor of the merger proposal, in the case of Neos, or the approval of the merger consideration, in the case of Aytu, and the other party generally has a right to match any acquisition proposal that may be made. However, at any time prior to the approval of the merger proposal by Neos stockholders, in the case of Neos, or the approval of the merger consideration by Aytu stockholders, in the case of Aytu, such party’s board of directors is permitted to make an adverse recommendation change if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties under applicable law. In the event that either the Neos Board or the Aytu Board make an adverse recommendation change and the Merger Agreement is terminated, then such party may be required to pay a $2,000,000 termination fee.

The parties believe these provisions are reasonable and not preclusive of other offers, but these restrictions might discourage a third party that has an interest in acquiring all or a significant part of either Neos or Aytu from considering or proposing an acquisition proposal, even if that party were prepared to pay consideration with a higher per-share value than the currently proposed merger consideration, in the case of Neos, or that party were prepared to enter into an agreement that may be favorable to Aytu or its stockholders, in the case of Aytu. Furthermore, the termination fees described above may result in a potential competing acquirer proposing to pay a lower per-share price to acquire the applicable party than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by such party in certain circumstances.

The indebtedness of the combined company following completion of the merger will be greater than Aytu’s indebtedness on a stand-alone basis. This increased level of indebtedness could adversely affect the combined company’s business flexibility, and increase its borrowing costs. Any resulting downgrades in Aytu’s credit ratings could adversely affect Aytu’s and/or the combined company’s respective businesses, cash flows, financial condition and operating results.

              As of January 26, 2021, the current outstanding indebtedness of Neos is $38.3 million, which is subject to change between January 29, 2021 and the closing. As a result of the merger, Aytu will assume the outstanding indebtedness of Neos at the closing. The amount of cash required to service Aytu’s increased indebtedness levels and thus the demands on Aytu’s cash resources will be greater than the amount of cash flows required to service the indebtedness of Aytu individually prior to the merger. The increased levels of indebtedness could also reduce funds available to fund Aytu’s efforts to combine its business with Neos and realize expected benefits of the merger and/or engage in investments in product development, capital expenditures, and other activities and may create competitive disadvantages for Aytu relative to other companies with lower debt levels. While Aytu successfully raised net proceeds of $26.1 million in a common stock financing after announcement of the merger in December 2020, Aytu may be required to raise additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes. Aytu’s ability to arrange additional financing or refinancing will depend on, among other factors, Aytu’s financial position and performance, as well as prevailing market conditions and other factors beyond Aytu’s control. Aytu cannot assure you that it will be able to obtain additional financing or refinancing on terms acceptable to Aytu or at all.

Aytu may not be able to service all of the combined company’s indebtedness and may be forced to take other actions to satisfy Aytu’s obligations under Aytu’s indebtedness, which may not be successful. Aytu’s failure to meet its debt service obligations could have a material adverse effect on the combined company’s business, financial condition and results of operations.

Aytu depends on cash on hand and revenue from operations to make scheduled debt payments. Aytu expects to be able to meet the estimated cash interest payments on the combined company’s debt following the merger through the expected revenue from operations of the combined company. However, Aytu’s ability to generate sufficient revenue from operations of the combined company and to utilize other methods to make scheduled payments will depend on a range of economic, competitive and business factors, many of which are outside of Aytu’s control. There can be no assurance that these sources will be adequate. If Aytu is unable to service Aytu’s indebtedness and fund Aytu’s operations, Aytu will be forced to reduce or delay capital expenditures, seek additional capital, sell assets or refinance Aytu’s indebtedness. Any such action may not be successful and Aytu may be unable to service Aytu’s indebtedness and fund Aytu’s operations, which could have a material adverse effect on the combined company’s business, financial condition or results of operations.

Aytu will incur significant transaction and integration-related costs in connection with the merger. In addition, the merger may not be accretive, and may be dilutive, to Aytu’s earnings per share, which may negatively affect the market price of shares of Aytu’s common stock.

Aytu expects to incur a number of non-recurring costs associated with the merger and combining the operations of the two companies. Aytu will incur significant transaction costs related to the merger. Aytu also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Aytu continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies’ businesses. While Aytu has assumed that a certain level of transaction expenses will be incurred, factors beyond Aytu’s control, such as certain of Neos’ expenses, could affect the total amount or the timing of these expenses. Although Aytu expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Aytu to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

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

The combined company will be subject to the risks that Neos faces, in addition to the risks faced by Aytu. In particular, the success of the combined company will depend on its ability to obtain, commercialize and protect intellectual property.

Neos and Aytu currently have a limited number of products and the combined company may not be successful in marketing and commercializing these products. In addition, following the merger Aytu may seek to develop current or new product candidates of both Aytu and Neos. The testing, manufacturing and marketing of these product candidates would require regulatory approvals, including approval from the FDA and similar bodies in other countries. To the extent the combined company seeks to develop product candidates, the future growth of the combined company would be negatively affected if Aytu, Neos or the combined company fails to obtain requisite regulatory approvals within the expected time frames, or at all, in the United States and internationally for products in development and approvals for Aytu’s existing products for additional indications.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following completion of the merger.

Following completion of the merger, the size of the combined company’s business will be significantly larger than the current size of either Aytu’s or Neos’ respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to implement an effective integration of the two companies and its ability to manage a combined business with significantly larger size and scope with the associated increased costs and complexity. There can be no assurances that the management of the combined company will be successful or that the combined company will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 12, 2019, by and among Aytu BioScience, Inc., Aytu Acquisition Sub, Inc. and Innovus Pharmaceuticals, Inc.	8-K	9/18/19	2.1

2.2	Asset Purchase Agreement, dated October 10, 2019	8-K	10/15/19	2.1

2.3	Agreement and Plan of Merger, dated as of December 10, 2020, by and among Aytu BioScience, Inc., Neutron Acquisition Sub, Inc. and Neos Therapeutics, Inc.	8-K	12/10/2020	2.1

3.1	Certificate of Incorporation effective June 3, 2015	8-K	6/09/15	3.1

3.2	Certificate of Amendment of Certificate of Incorporation effective June 1, 2016	8-K	6/02/16	3.1

3.3	Certificate of Amendment of Certificate of Incorporation, effective June 30, 2016	8-K	7/01/16	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on August 11, 2017	8-K	8/16/17	3.1

3.5	Certificate of Amendment of Certificate of Incorporation, effective August 25, 2017	8-K	8/29/17	3.1

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed on March 2, 2018	S-1/A	2/27/18	3.6

3.7	Certificate of Amendment to the Restated of Certificate of Incorporation, effective August 10, 2018	8-K	8/10/18	3.1

3.8	Amended and Restated Bylaws	8-K	6/09/15	3.2

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	10-Q	2/7/19	10.4

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	10/15/19	3.1

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	11/4/19	3.1

3.12	Certificate of Amendment to the Restated Certificate of Incorporation, effective December 7, 2020	8-K	12/8/2020	3.1

4.1	Form of Placement Agent Warrant issued in 2015 Convertible Note Financing	8-K	7/24/15	4.2

4.2	Warrant Agent Agreement, dated May 6, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC	8-K	5/6/16	4.1

4.3	First Amendment to May 6, 2016 Warrant Agent Agreement between Aytu BioScience, Inc. and VStock Transfer LLC	S-1	9/21/16	4.5

4.4	Warrant Agent Agreement, dated November 2, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC	8-K	11/2/16	4.1

4.5	Form of Amended and Restated Underwriters Warrant (May 2016 Financing)	8-K	3/1/17	4.1

4.6	Form of Amended and Restated Underwriters Warrant (October 2016 Financing)	8-K	3/1/17	4.2

4.7	Form of Common Stock Purchase Warrant issued on August 15, 2017	8-K	8/16/17	4.1

4.8	Form of Common Stock Purchase Warrant for March 2018 Offering	S-1	2/27/18	4.8

4.9	Form of Pre-Funded Purchase Warrant	8-K	3/13/20	4.1

4.10	Form of Placement Agents Warrant	8-K	3/13/20	4.2

4.11	Form of Warrant	8-K	3/13/20	4.1

4.12	Form of Placement Agents Warrant	8-K	3/13/20	4.2

4.13	Form of Warrant	8-K	3/20/20	4.1

4.14	Form of Placement Agents Warrants	8-K	3/20/20	4.2

4.15	Form of Wainwright Warrant	8-K	7/2/20	4.1

4.16	Form of Underwriter's Warrant	8-K	12/14/2020	4.1

10.1	Amended Employment Agreement with Joshua R. Disbrow dated July 1, 2020	10-K	10/6/20	10.62

10.2	Amended Employment Agreement with David A. Green dated July 1, 2020	10-K	10/6/20	10.63

10.3	License Agreement with Avrio Genetics, LLC, dated January 20, 2020*	X

31.1	Certificate of the Chief Executive Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.	X

101
XBRL (extensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.
X

†	Indicates is a management contract or compensatory plan or arrangement.

*

Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and would likely cause competitive harm to the Company if publicly disclosed. An unredacted copy of this exhibit will be furnished to the Securities and Exchange Commission on a supplemental basis upon request.