Form 10-Q
period 2021-03-31
AYTU BIOPHARMA, INC
filed 2021-05-17
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2021 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File No. 001-38247

AYTU BIOPHARMA, INC.

(www.aytubio.com)

Delaware	47-0883144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

373 Inverness Parkway, Suite 206

Englewood, Colorado 80112

(Address of principal executive offices, including zip code)

(720) 437-6580

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 10, 2021, there were 25,170,596 shares of Common Stock outstanding.

AYTU BIOPHARMA, INC. AND SUBSIDIARIES FOR THE QUARTER ENDED March 31, 2021

INDEX

PART I—FINANCIAL INFORMATION

Page
Item 1. Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and June 30, 2020 (audited)	4
Condensed Consolidated Statements of Operations for the three and nine-months ended March 31, 2021 (unaudited) and March 31, 2020 (unaudited)	6
Condensed Consolidated Statement of Stockholders’ Equity for the year-to-date interim periods ended March 31, 2021 (unaudited) and March 31, 2020 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 (unaudited) and the nine months ended March 31, 2020 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	39

PART II—OTHER INFORMATION
Item 1. Legal Proceedings	40

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. Mine Safety Disclosures	52

Item 5. Other Information	52

Item 6. Exhibits	53

SIGNATURES	56

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: the planned expanded commercialization of our products and the potential future commercialization of our product candidates; our planned product candidate development strategy; our anticipated future cash position; our plan to acquire additional assets; our anticipated future growth rates; anticipated sales increases; anticipated net revenue increases; amounts of certain future expenses and costs of goods sold; anticipated increases to operating expenses, research and development expenses, and selling, general, and administrative expenses; and future events under our current and potential future collaborations.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part II Item 1A of our most recent Annual Report on Form 10- K, and in the reports we file with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

This Quarterly Report on Form 10-Q includes trademarks, such as Aytu, Karbinal®, Poly-Vi-Flor®, Tuzistra®, and ZolpiMist®, consumer health products such as DiabaSens®, FlutiCare®, UriVarx® and Vesele®, as well as Beyond Human®, a specialty marketing platform, and the recently acquired ADHD products such as Adzenys XR-ODT®, Cotempla XR-ODT® and Adzenys ER®, which are protected under applicable intellectual property laws and we own or have the rights to. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	June 30,
	2021	2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$46,537,958	$48,081,715
Restricted cash	251,995	251,592
Accounts receivable, net	28,228,434	5,632,717
Inventory	16,575,757	9,999,441
Prepaid expenses	6,803,583	5,715,089
Other current assets	1,615,024	5,742,011
Total current assets	100,012,751	75,422,565

Fixed assets, net	5,557,727	258,516
Operating lease right-of-use asset	3,781,737	634,093
Intangible assets, net	96,236,796	48,854,561
Goodwill	65,802,636	28,090,407
Other long-term assets	164,954	32,981
Total long-term assets	171,543,850	77,870,558
Total assets	$271,556,601	$153,293,123

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets, cont’d

	March 31,	June 30,
	2021	2020
	(Unaudited)
Liabilities
Current liabilities
Accounts payable and other	$16,528,646	$11,824,560
Accrued liabilities	43,181,920	8,645,984
Accrued compensation	10,510,228	3,117,177
Notes payable	−	982,076
Short-term line of credit	4,738,825	−
Current portion of debt	725,357	−
Current portion of operating lease liabilities	910,885	300,426
Current portion of fixed payment arrangements	1,998,012	2,340,166
Current portion of CVR liabilities	911,826	839,734
Current portion of contingent consideration	4,177,282	713,251
Total current liabilities	83,682,981	28,763,374

Long-term debt, net of current portion	16,930,682	−
Long-term operating lease liability, net of current portion	2,871,845	725,374
Long-term fixed payment arrangements, net of current portion	9,422,768	11,171,491
Long-term CVR liabilities, net of current portion	4,679,227	4,731,866
Long-term contingent consideration, net of current portion	10,726,691	12,874,351
Other long-term liabilities	92,894	11,371
Total liabilities	128,407,088	58,277,827

Commitments and contingencies (Note 10)

Stockholders' equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; shares issued and outstanding 0 and 0, respectively as of March 31, 2021 and June 30, 2020, respectively.	−	−
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 23,457,887 and 12,583,736, respectively as of March 31, 2021 and June 30, 2020.	2,346	1,259
Additional paid-in capital	302,448,362	215,024,216
Accumulated deficit	(159,301,195)	(120,010,179)
Total stockholders' equity	143,149,513	95,015,296
Total liabilities and stockholders' equity	$271,556,601	$153,293,123

See accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenues
Product revenue, net	$13,482,282	$8,156,173	$42,149,561	$12,771,235

Operating expenses
Cost of sales	13,682,297	1,998,659	23,499,842	2,980,425
Research and development	389,262	78,502	858,698	223,197
Selling, general and administrative	12,851,087	9,190,386	35,825,175	19,494,368
Acquisition related costs	1,536,800	311,083	2,849,037	1,533,723
Restructuring costs	4,818,064	−	4,874,723	135,981
Amortization and impairment of intangible assets	5,870,436	1,370,986	9,039,597	2,899,553
Total operating expenses	39,147,946	12,949,616	76,947,072	27,267,247
Loss from operations	(25,665,664)	(4,793,443)	(34,797,511)	(14,496,012)
Other (expense) income
Other (expense), net	(425,425)	(538,862)	(1,555,924)	(1,181,206)
Gain / (Loss) from change in fair value of contingent consideration	631,298	−	(2,680,022)	−
Gain from derecognition of contingent consideration	−	−	−	5,199,806
Gain from warrant derivative liability	−	−	−	1,830
Loss on debt exchange	−	−	(257,559)	−
Total other (expense) income	205,873	(538,862)	(4,493,505)	4,020,430
Net loss	$(25,459,791)	$(5,332,305)	$(39,291,016)	$(10,475,582)
Weighted average number of common shares outstanding	18,092,465	3,527,530	14,490,219	2,261,697
Basic and diluted net loss per common share	$(1.41)	$(1.51)	$(2.71)	$(4.63)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(unaudited unless indicated otherwise)

	Preferred Stock			Common Stock			Additional paid-in	Accumulated		Total Stockholders'
	Shares	Amount		Shares	Amount		capital	Deficit		Equity
BALANCE - June 30, 2019 (audited)	3,594,981		$359	1,753,808		$176	$113,476,783		$(106,389,500)	$7,087,818
Stock-based compensation	−		−	−		−	165,171		−	165,171
Preferred stock converted in common stock	(443,833)		(44)	44,384		5	39		−	−
Net loss	−		−	−		−	−		(4,929,030)	(4,929,030)
BALANCE - September 30, 2019	3,151,148		$315	1,798,192		$181	$113,641,993		$(111,318,530)	$2,323,959

Stock-based compensation	−	$	−	−	$	−	$162,264	$	−	$162,264
Issuance of Series F preferred stock from October 2019 private placement financing, net of $741,650 issuance costs	10,000		1	−		−	5,249,483		−	5,249,484
Warrants issued in connection with the private placement	−		−	−		−	4,008,866		−	4,008,866
Issuance of Series G preferred stock due to acquisition of the Cerecor portfolio of pediatrics therapeutics	9,805,845		981	−		−	5,558,933		−	5,559,914
Preferred stock converted in common stock	(2,751,148)		(275)	275,115		28	247		−	−
Net loss	−		−	−		−	-		(214,247)	(214,247)
BALANCE - December 30, 2019	10,215,845		$1,022	2,073,307		$209	$128,621,786		$(111,532,777)	$17,090,240

Stock-based compensation	−	$	−	106,792		$11	$263,380	$	−	$263,391
Cashless warrant exercise	−		−	791,577		80	(80)		−	−
Issuance of Series H preferred stock and common stock due to acquisition of Innovus	1,997,902		200	380,972		39	4,405,945		−	4,406,184
Preferred stock converted in common stock	(2,407,902)		(241)	1,239,791		124	92,997		−	92,880
Warrant exercises	−		−	1,708,300		171	22,989,495		−	22,989,666
Issuance of common stock, net of $4,523,884 in cash issuance costs	−		−	3,636,528		364	33,278,392		−	33,278,756
Warrants issued in connection with the registered offering	−		−	−		−	9,723,161		−	9,723,161
Warrants issued in connection with the registered offering to the placement agents, non-cash issuance costs	−		−	−		−	1,458,973		−	1,458,973
CVR payouts	−		−	123,777		13	1,732,857		−	1,732,870
Net loss	−		−	−		−	–		(5,332,305)	(5,332,305)
BALANCE - March 31, 2020	9,805,845		$981	10,061,044		$1,011	$202,566,906		$(116,865,082)	$85,703,816

	Preferred Stock		Common Stock		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	Deficit	Equity
BALANCE - June 30, 2020 (audited)	–	$–	12,583,736	$1,259	$215,024,216	$(120,010,179)	$95,015,296
Stock-based compensation	–	–	–	–	454,918	–	454,918
Issuance costs	–	–	–	–	(101,537)	–	(101,537)
Net loss	–	–	–	–	–	(4,305,931)	(4,305,931)
BALANCE - September 30, 2020	–	$–	12,583,736	$1,259	$215,377,597	$(124,316,110)	$91,062,746

Stock-based compensation	–	$–	–	$–	$508,059	$–	$508,059
Exchange of debt for common stock	–	–	130,081	13	1,057,546	–	1,057,559
Issuance of common stock, net of issue costs and warrants	–	–	5,169,076	516	28,316,928	–	28,317,444
Warrants issued in connection with common stock offering	–	–	–	–	1,272,154	–	1,272,154
Net loss	–	–	–	–	–	(9,525,294)	(9,525,294)
BALANCE - December 31, 2020	–	$–	17,882,893	$1,788	$246,532,284	$(133,841,404)	$112,692,668

Stock-based compensation	–	$–	–	$–	$1,381,429	$–	$1,381,429
Issuance of common stock due to acquisition, net of $137,735 in costs	–	–	5,471,804	548	53,102,370	–	53,102,918
Estimated fair value of replacement equity awards	–	–	–	–	432,289	–	432,289
CVR payouts	–	–	103,190	10	999,990	–	1,000,000
Net loss	–	–	–	–	–	(25,459,791)	(25,459,791)
BALANCE - March 31, 2021	–	$–	23,457,887	$2,346	$302,448,362	$(159,301,195)	$143,149,513

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	March 31,
	2021	2020

Operating Activities
Net loss	$(39,291,016)	$(10,475,582)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	10,301,150	3,780,310
Stock-based compensation expense	2,485,330	590,826
Loss from change in fair value of contingent consideration	2,680,022	−
Inventory write-down	7,227,230	−
(Gain) from derecognition of contingent consideration	−	(5,199,806)
(Gain) on the change in fair value of CVR payout	−	(267,130)
Amortization of senior debt issuance costs and discounts	(21,916)	−
Loss on sale of equipment	112,110	−
(Gain) on termination of lease	(343,185)	−
Loss on debt exchange	257,559	−
Changes in allowance for bad debt	335,036	−
Derivative income	−	(1,830)
Changes in operating assets and liabilities:
Accounts receivable	1,772,274	(8,183,810)
Inventory	(4,390,470)	(345,452)
Prepaid expenses	1,607,170	(1,611,681)
Other current assets	6,065,996	(358,022)
Accounts payable and other	(6,155,583)	(4,912,245)
Accrued liabilities	(5,556,614)	6,761,319
Accrued compensation	3,263,723	271,560
Fixed payment arrangements	−	(657,655)
Operating lease liabilities	(26,648)	−
Net cash used in operating activities	(19,677,832)	(20,609,198)

Investing Activities
Deposit	(3,923)	−
Contingent consideration payment	(683,241)	(151,648)
Cash received from acquisition	15,721,797	390,916
Cash payment for business acquisition	(15,398,727)	(5,850,000)
Net cash used in investing activities	(364,094)	(5,610,732)

Financing Activities
Issuance of preferred, common stock and warrants	32,249,652	58,999,666
Issuance cost related to registered offering	(4,430,516)	(5,280,426)
Payments made on short-term line of credit	(5,968,290)	−
Warrant exercises	−	22,989,666
Preferred stock converted in common stock	−	92,880
Issuance of note payable	−	640,000
Debt payment	(318,181)	−
Payments made to fixed payment arrangements	(3,034,093)	−
Net cash provided by financing activities	18,498,572	77,441,786

Net change in cash, restricted cash and cash equivalents	(1,543,354)	51,221,856
Cash, restricted cash and cash equivalents at beginning of period	48,333,307	11,294,227
Cash, restricted cash and cash equivalents at end of period	$46,789,953	$62,516,083

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows, cont’d

(unaudited)

	Nine Months Ended
	March 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2021	2020
Warrants issued to underwriters	$1,628,293	$-
Cash paid for interest	448,603	392,641
Fair value of right-to-use asset and related lease liability	66,182	354,929
Issuance of Series G preferred stock due to acquisition of the Cerecor portfolio of pediatrics therapeutics	−	5,559,914
Issuance of Series H preferred stock due to acquisition of the Innovus	−	12,805,263
Issuance related to acquisition of Neos	53,240,653	−
Fair value of non-cash assets acquired	104,321,912	−
Fair value of liabilities assumed	88,699,892	−
Estimated fair value of replacement equity awards	432,289
Inventory payment included in accounts payable	−	460,416
Return deductions received by Cerecor	−	2,000,000
Contingent value rights payout	1,000,000	−
Contingent consideration included in accounts payable	−	27,571
Issuance of restricted stock	−	107
Cashless warrant exercises	−	792
Debt exchange	1,057,559	−
Fixed payment arrangements included in accrued liabilities	1,575,000	501,766
Exchange of convertible preferred stock into common stock	$–	$1,559

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

 1. Nature of Business, Financial Condition, Basis of Presentation

Nature of Business. Aytu BioPharma, Inc. (“Aytu”, the “Company” or “we”) is a commercial-stage specialty pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. The Company currently operates the Aytu BioPharma business, consisting of the prescription pharmaceutical products (the “Rx Portfolio”), and Aytu consumer healthcare products business (the “Consumer Health Portfolio”). The Rx Portfolio is focused on commercializing prescription pharmaceutical products for the treatment of attention deficit hyperactivity disorder ("ADHD"), allergies, insomnia, and various pediatric conditions. The Aytu consumer health business is focused on commercializing consumer healthcare products. The Company was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado and was re-incorporated in the state of Delaware on June 8, 2015.

The Rx Portfolio consists of (i) Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets, Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets and Adzenys-ER (amphetamine) extended-release oral suspension for the treatment of attention deficit hyperactivity disorder (ii) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, (iii) Karbinal ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions, (iv) ZolpiMist, the only FDA-approved oral spray prescription sleep aid, (v) Tuzistra XR, the only FDA-approved 12-hour codeine-based antitussive syrup and (vi) a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release oral suspension for the treatment of cough and upper respiratory symptoms of a cold.

The Consumer Health Portfolio consists of over twenty consumer health products competing in large healthcare categories including diabetes, men's health, sexual wellness and respiratory health commercialized through direct-to-consumer marketing channels utilizing the Company's proprietary Beyond Human marketing and sales platform and on e-commerce platforms.

On March 31, 2021, the Company and Acerus Pharmaceuticals Corporation (“Acerus”) entered into a termination and transition agreement (the “Termination Agreement”) to terminate the License and Supply Agreement previously entered into on July 29, 2019 related to Natesto®. Pursuant to the Termination Agreement, the Company ceased all sales, marketing and promotion of Natesto, and Acerus agreed to pay the Company an aggregate amount of $7.5 million, payable in equal monthly installment payments of $250,000 for a period of 30 consecutive months.

On March 19, 2021, the Company acquired Neos Therapeutics, Inc. (“Neos”), a commercial-stage pharmaceutical company developing and manufacturing central nervous system-focused products (the “Neos Merger”). Neos commercializes Adzenys XR-ODT, Cotempla XR-ODT and Adzenys-ER in the United States using Neos’ internal commercial organization. These commercial products are extended-release (“XR”) medications in patient-friendly, orally disintegrating tablet (“ODT”) or oral suspension dosage forms that utilize Neos' microparticle modified-release drug delivery technology platform. Neos received approval from the U.S. Food and Drug Administration (“FDA”) for these three products. In addition, Neos manufactures and sells a generic Tussionex.

In April of 2020, the Company entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential esophageal and nasopharyngeal uses of Healight, an investigational medical device platform technology. Healight has demonstrated safety and efficacy in a proof-of-concept clinical study in SARS-CoV-2 patients, and the Company plans to advance this technology to further assess its safety and efficacy in additional randomized, controlled human studies, initially focused on SARS-CoV-2 patients.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets.

Financial Condition. As of March 31, 2021, the Company had approximately $46.8 million of cash, cash equivalents and restricted cash. The Company’s operations have historically consumed cash and are expected to continue to consume cash.

Revenues for the three- and nine-months ended March 31, 2021 were $13.5 million and $42.1 million, compared to $8.2 million and $12.8 million for the same periods ended March 31, 2020, an increase of approximately 65% and 230%, respectively. Revenue is expected to increase over time, which will allow the Company to rely less on the Company's existing cash balance and proceeds from financing transactions. Cash used by operations during the nine-months ended March 31, 2021 was $19.7 million compared to $20.6 million for the nine-months ended March 31, 2020. The decrease is due primarily to a decrease in working capital and pay down of other liabilities.

As of the date of this Report, the Company expects its costs for operations to increase as the Company integrates the Neos acquisition, invests in new product development, continues to focus on revenue growth through increasing product sales and additional acquisitions. The Company’s current assets totaling approximately $100.0 million as of March 31, 2021 plus the proceeds expected from ongoing product sales will be used to fund existing operations. The Company may continue to access the capital markets from time-to-time when market conditions are favorable. The timing and amount of capital that may be raised is dependent on the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to the Company and its stockholders, or at all. Upon closing of the Neos merger, on March 19, 2021, the Company paid down $15.4 million of Neos' senior secured long-term debt, including accrued interest and $5.5 million of merger costs incurred by Neos. The Company did not issue any common stock under the Company's at-the-market offering program during the three months ended March 31, 2021. As of the date of this report, the Company has adequate capital resources to complete its near-term operating objectives.

Since the Company has sufficient cash on-hand as of March 31, 2021 to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report, the Company reports that there exists no indication of substantial doubt about its ability to continue as a going concern.

If the Company is unable to raise adequate capital in the future when it is required, the Company's management can adjust its operating plans to reduce the magnitude of the Company's capital need under its existing operating plan. Some of the adjustments that could be made include delays of and reductions to commercial programs, reductions in headcount, narrowing the scope of the Company’s commercial plans, or reductions or delays to its research and development programs. Without sufficient operating capital, the Company could be required to relinquish rights to products or renegotiate to maintain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect the Company’s balance sheet and operating results.

Basis of Presentation. The unaudited condensed consolidated financial statements contained in this report represent the financial statements of the Company and its wholly-owned subsidiaries, Innovus Pharmaceuticals, Inc., Aytu Therapeutics, LLC and Neos Therapeutics, Inc. The unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2020, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2021 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of March 31, 2021 and for the three and nine months ended March 31, 2021, and 2020, is unaudited.

On December 8, 2020, the Company effected a reverse stock split in which each common stockholder received one share of common stock for every 10 shares held (herein referred to collectively as the “Reverse Stock Split”). All share and per share amounts in this report have been adjusted to reflect the effect of the Reverse Stock Split.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent consideration, contingent value rights ("CVRs"), and fixed payment obligations at the date of the financial statements and the reported amounts of revenue and expenses for the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the determination of the fair value of equity awards, the fair value of identified assets and liabilities acquired in business combinations, net realizable value of inventory, the useful lives of property and equipment, intangible assets, impairment of long-lived and intangible assets, including goodwill, provisions for doubtful accounts receivable, certain accrued expenses, and the discount rate used in measuring lease liabilities. These estimates and assumptions are based on the Company’s historical results and management’s future expectations. Actual results could differ from those estimates.

Reclassification

The Company historically presented accrued distributor fees as a reduction to accounts receivable. However, beginning this quarterly report and for the comparative periods presented, accrued distributors fees will be presented in accrued liabilities instead of accounts receivable. As of June 30, 2020, accrued distributor fees included in accounts receivable, net on the balance sheet was $457,000. This reclassification will have no impact on the Company's statements of operation and cash flows presented in this quarterly report.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2—Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three and nine months ended March 31, 2021.

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

2. Acquisitions

The Pediatric Portfolio

On October 10, 2019, the Company entered into the Purchase Agreement with Cerecor, Inc. (“Cerecor”) to acquire a line of prescription pediatric products, (the "Pediatric Portfolio"), which closed on November 1, 2019. At closing, the Pediatric Portfolio consisted of four main prescription products (i) Cefaclor™ for Oral Suspension, (ii) Karbinal® ER (iii) Poly-Vi-Flor®, and (iv) Tri-Vi-Flor™. Total consideration transferred to Cerecor consisted of $4.5 million cash and approximately 980,000 shares of Series G Convertible Preferred Stock. The Company also assumed certain of Cerecor’s financial and royalty obligations, and not more than $2.7 million of Medicaid rebates and up to $0.8 million of product returns, of which all $3.5 million has been incurred. The Company also hired the majority of Cerecor’s commercial workforce.

In addition, the Company assumed Cerecor obligations due to an investor that include fixed and variable payments aggregating to $25.6 million. The Company assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15.0 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Pediatric Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million was paid to the investor. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026. In June 2020, the Company paid down a $15.0 million balloon payment originally owed in January 2021 to reduce the fixed liability.

Further, certain of the products in the Pediatric Portfolio require royalty payments ranging from 12% to 15% of net revenue. One of the products in the Product Portfolio requires the Company to generate minimum annual sales sufficient to represent annual royalties of approximately $2.1 million, in the event the minimum sales volume is not satisfied.

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

The fair values of intangible assets, including product technology rights were determined using variations of the income approach. Varying discount rates were also applied to the projected net cash flows. The Company believes the assumptions are representative of those a market participant would use in estimating fair value.

The fair value of the net identifiable asset acquired was determined to be $22.7 million, which is being amortized over ten years.

Innovus Merger (Consumer Health Portfolio)

On February 14, 2020, the Company completed the merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020 (the "Innovus Merger"). Upon the effectiveness of the Innovus Merger, a subsidiary of the Company merged with and into Innovus, and all outstanding Innovus common stock was exchanged for approximately 380,000 shares of the Company’s common stock and up to $16.0 million of Contingent Value Rights (“CVRs”). The outstanding Innovus warrants with 'cash out' rights were exchanged for approximately 200,000 shares of Series H Convertible Preferred stock of the Company over a period of time covering February 26, 2020 through March 10, 2020. The remaining Innovus warrants outstanding, those without ‘cash out’ rights, at the time of the Innovus Merger, continue to be outstanding, and upon exercise, retain the right to the merger consideration offered to Innovus stockholders, including any remaining claims represented by CVRs at the time of exercise. Innovus is now a 100% wholly-owned subsidiary of the Company, (“Aytu Consumer Health”).

On March 31, 2020, the Company paid out the first CVR Milestone in the form of approximately 120,000 shares of the Company’s common stock to satisfy the $2.0 million obligation as a result of Innovus achieving the $24 million revenue milestone for the calendar year ended December 31, 2019. As a result of this, the Company recognized a gain of approximately $0.3 million during the three months ended March 31, 2020. On March 20, 2021, the Company paid the CVR holders approximately 103,000 shares of the Company’s common stock to satisfy one of two $1.0 million 2020 milestones, which relates to the Innovus achievement of $30.0 million in revenues during the 2020 calendar year. As a result of this, the Company recognized a gain of approximately $0.4 million during the three months ended March 31, 2021. The $1.0 million 2020 milestone for the Aytu Consumer Health subsidiary achieving profitability was not met.

In addition, as part of the Innovus Merger, the Company assumed approximately $3.1 million of notes payable, $0.8 million in lease liabilities, and other assumed liabilities associated with Innovus. Of the $3.1 million of notes payable, approximately $2.2 million was converted into approximately 180,000 shares of the Company’s common stock since February 14, 2020. Approximately $41,000 remained outstanding as of March 31, 2021.

The following table summarized the fair value of assets acquired and liabilities assumed at the date of acquisition. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore, are subject to revisions that may result in adjustments to the values presented below:

As of
February 14, 2020
Consideration
Fair Value of Aytu Common Stock
Total shares issued at close	3,810,393
Estimated fair value per share of Aytu common stock	$0.756
Estimated fair value of equity consideration transferred	$2,880,581
Fair value of Series H Convertible Preferred Stock
Total shares issued	1,997,736
Estimated fair value per share of Aytu common stock	$0.756
Estimated fair value of equity consideration transferred	$1,510,288
Fair value of former Innovus warrants	$15,315
Fair value of Contingent Value Rights	7,049,079
Forgiveness of Note Payable owed to the Company	1,350,000
Total consideration transferred	$12,805,263

As of
February 14, 2020
Total consideration transferred	$12,805,263
Recognized amounts of identified assets acquired and liabilities assumed
Cash and cash equivalents	$390,916
Accounts receivable	278,826
Inventory	1,149,625
Prepaid expenses and other current assets	1,692,133
Other long-term assets	36,781
Right-to-use assets	328,410
Property, plant and equipment	190,393
Trademarks and patents	11,744,000
Accounts payable and accrued other expenses	(7,202,309)
Other current liabilities	(629,601)
Notes payable	(3,056,361)
Lease liability	(754,822)
Total identifiable net assets	$4,167,991
Goodwill	$8,637,272

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

Neos Merger (ADHD Portfolio)

On March 19, 2021, the Company completed the Neos Merger with Neos Therapeutics, Inc. after approval by the stockholders of Neos on March 18, 2021 and the approval of the consideration to be delivered by the Company in connection with the merger by the shareholders of Aytu, also on March 18, 2021. Upon the effectiveness of the Neos Merger, a subsidiary of the Company merged with and into Neos, and all outstanding Neos common stock was exchanged for approximately 5,472,000 shares of the Company’s common stock. Neos is now a 100% wholly-owned subsidiary of the Company. The Company pursued the acquisition of Neos in order to gain scale in the industry, expand its product portfolio and as an opportunity to potentially accelerate the pathway to breakeven. The Company incurred in relation to the Neos Merger (i) approximately $2.8 million of acquisition related costs, recognized as part of operating expense, and (ii) $0.1 million of issuance costs, recognized as a component of stockholders’ equity.

The following table summarized the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore, are subject to revisions that may result in adjustments to the values presented below;

As of
March 19, 2021
Considerations:
Fair Value of Aytu Common Stock
Total shares issued at close	5,471,804
Estimated fair value per share of Aytu common stock	$9.73
Estimated fair value of equity consideration transferred	$53,240,653
Cash	15,383,104
Estimated fair value of replacement equity awards	432,289
Total consideration transferred	$69,056,046

As of
March 19, 2021
Total consideration transferred	$69,056,046
Recognized amounts of identified assets acquired and liabilities assumed
Cash and cash equivalents	$15,721,797
Accounts receivable	24,695,527
Inventory	10,984,055
Prepaid expenses and other current assets	2,929,457
Operating leases right-to-use assets	3,515,141
Property, plant and equipment	5,518,801
Intangible assets	56,530,000
Other long-term assets	148,931
Accounts payable and accrued expenses	(56,718,159)
Short-term line of credit	(10,707,115)
Long-term debt, including current portion	(17,677,954)
Operating lease liabilities	(3,515,141)
Other long-term liabilities	(81,523)
Total identifiable net assets	$31,343,817
Goodwill	$37,712,229

The fair values of intangible assets were determined using variations of the cost approach, excess earnings method and the relief-from-royalties method. The fair value of Neos trade name, in-process R&D and developed product technology, which is the proprietary technology for the development of Adzenys, Cotempla and generic Tussionex, were determined using the relief from royalty method. The fair value of developed technology right, which is a proprietary modified-release drug delivery technology, was determined using multi-period excess earnings method. The fair value of RxConnect, which is a developed technology for Neos-sponsored patient support program that offers affordable and predictable copays to all commercially insured patients, was determined using cost to recreate method. The finite-lived intangible assets are being amortized over a range of between 1 to 18 years.

The fair value of the identifiable intangible assets acquired were as follows:

As of
March 19, 2021
Identified intangible assets acquired:
Developed technology right	$30,200,000
Developed products technology	22,700,000
In-process R&D	2,600,000
RxConnect	630,000
Trade name	400,000
Total intangible assets acquired	$56,530,000

Unaudited Pro Forma Information

The following supplemental unaudited proforma financial information presents the Company’s results as if the following acquisitions had occurred on July 1, 2019:

●	Acquisition of the Pediatric Portfolio, effective November 1, 2019;
●	Merger with Innovus, effective February 14, 2020.
●	Merger with Neos, effective March 19, 2021.

The unaudited pro forma results have been prepared based on estimates and assumptions, which management believes are reasonable, however, the results are not necessarily indicative of the consolidated results of operations had the acquisition occurred on July 1, 2019, or of future results of operations:

	Three Months Ended		Nine Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
	Actual	Pro forma	Actual	Pro forma
	(Unaudited) (dd)	(Unaudited) (aa) (bb)	(Unaudited) (dd)	(Unaudited) (cc)
Total revenues, net	$22,250,543	$24,824,477	$74,582,036	$83,141,373
Net (loss)	$(32,674,710)	$(13,800,554)	$(55,711,884)	$(31,686,745)
Net (loss) per share (ee)	$(1.41)	$(3.91)	$(2.71)	$(14.01)

(aa) For the three months ended March 31, 2020, the Pediatric Portfolio acquisition occurred prior to the three months ended March 31, 2020, and accordingly, the results of the Pediatric Portfolio are fully consolidated into the Company’s results for the three months ended March 31, 2020.

(bb) Due to the absence of discrete financial information for Innovus covering the period from January 1, 2020 through February 13, 2020, the Company did not include the impact of that stub-period for the pro forma results for the three and nine months ended March 31, 2020.

(cc) Due to a lack of financial information covering the period from October 1, 2019 through November 1, 2019, the Company was not able to provide pro forma adjusted financial statements for the nine months ended March 31, 2020 without making estimated extrapolations that the Company did not believe would be material or useful to users of the above pro forma information.

(dd) Neos contributed approximately $0.9 million to net revenue and approximately $3.9 million to net loss for the period covering March 20, 2021 through March 31, 2021.

(ee) Pro forma net loss per share calculations excluded the impact of the issuance of the (i) Series G Convertible Preferred Stock and the, (ii) Series H Convertible Preferred Stock under the assumption those shares would continue to remain non-participatory during the periods reported above.

3. Revenue Recognition

Contract Balances. Contract assets primarily relate to the Company’s right to consideration in exchange for products transferred to a customer in which that right to consideration is dependent upon the customer selling these products. As of March 31, 2021, contract assets of $42,000 was included in other current assets in the consolidated balance sheet. There was no contract asset as of June 30, 2020. Contract liabilities primarily relate to advances or deposits received from the Company's customers before revenue is recognized. As of March 31, 2021 and June 30, 2020, contract liabilities of $0.2 million and $0.3 million, respectively, were included in accrued liabilities in the consolidated balance sheet.

Revenues by Geographic location. The following table reflects the Company's product revenues by geographic location as determined by the billing address of customers:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

U.S.	$12,344,000	$7,273,000	$38,245,000	$11,582,000
International	1,138,000	883,000	3,905,000	1,189,000
Total net revenue	$13,482,000	$8,156,000	$42,150,000	$12,771,000

Revenues by Product Portfolio. Net revenue disaggregated by significant product portfolio for the three and nine months ended March 31, 2021 and March 31, 2020 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Primary care and devices portfolio	$1,209,000	$870,000	$8,339,000	$3,500,000
Pediatric portfolio	3,918,000	3,833,000	9,752,000	5,818,000
Consumer Health portfolio	8,355,000	3,453,000	24,059,000	3,453,000
Consolidated revenue	$13,482,000	$8,156,000	$42,150,000	$12,771,000

4. Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Aytu periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, Aytu will record a write-down to net realizable value in the period that the impairment is first recognized. The Company wrote down $7.0 million and $7.2 million of inventory during the three and nine months ended March 31, 2021, respectively, primarily as a result of changing market conditions for the Company's COVID-19 test kits. There was no inventory written down for the three and nine-months ended March 31, 2020, respectively.

Inventory balances consist of the following:

	As of	As of
	March 31,	June 30,
	2021	2020
Raw materials	$2,583,000	$397,000
Work in process	3,181,000	−
Finished goods	10,812,000	9,603,000
Inventory	$16,576,000	$10,000,000

5. Fixed Assets

Fixed assets are recorded at cost and once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term. Fixed assets consist of the following:

		As of	As of
	Estimated	March 31,	June 30,
	Useful Lives in years	2021	2020
Manufacturing equipment	2 - 7	$3,072,000	$112,000
Leasehold improvements	3	1,259,000	229,000
Office equipment, furniture and other	2 - 7	966,000	312,000
Lab equipment	3 - 7	646,000	90,000
Assets under construction		186,000	−
Less accumulated depreciation and amortization		(571,000)	(484,000)
Fixed assets, net		$5,558,000	$259,000

During the nine months ended March 31, 2021, the Company recognized a loss of $0.1 million on sale of equipment due to termination of leases. There was no such loss during the three months ended March 31, 2021.

        Depreciation and amortization expense totaled $68,000 and $24,000 for the three-months ended March 31, 2021 and 2020, respectively, and $119,000 and $56,000 for the nine-months ended March 31, 2021 and 2020, respectively.

6. Leases, Right-to-Use Assets and Related Liabilities

The Company previously adopted the FASB issued ASU 2016-02, “Leases (Topic 842)” as of July 1, 2019. With the adoption of ASU 2016-02, the Company recorded an operating right-of-use asset ("ROU") and an operating lease liability on its balance sheet associated with the leases of the corporate headquarters. The finance leases are related to the Company's Neos subsidiary equipment leases. The operating lease ROU asset represents the Company’s right to use the underlying asset for the lease term, and the lease obligation represents the Company’s commitment to make the lease payments arising from the lease. The operating lease ROU assets and obligations were recognized at the later of the commencement date or July 1, 2019, the date of adoption of Topic 842, based on the present value of remaining lease payments over the lease term. As the Company’s lease does not provide an implicit rate, the Company used an estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of the lease payments. Rent expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. The operating lease liabilities are classified as current or long-term operating lease liabilities on the balance sheet.

Upon the closing of the Neos Merger on March 19, 2021, pursuant to the guidance under ASC 805, Neos recognized operating lease ROU asset and lease liability of $3.5 million, which represented the present value of the remaining lease payments as of the acquisition date, for its office space and manufacturing facilities at Grand Prairie, Texas. As the lease agreement does not provide an implicit rate, Neos used its borrowing rate of 6.7% to determine the present value of future lease payments. Furthermore, as of the acquisition date, no assets or liabilities of the operating leases that have a remaining lease term of less than twelve months were recognized. The finance leases are related to Neos equipment finance leases with fixed contract terms and an implicit interest rate of approximately 5.9%. The finance lease assets are included in fixed assets and the lease liabilities are included in current and long-term debt on the balance sheet.

On August 28, 2020, the Company’s Innovus subsidiary signed a lease termination agreement with its lessor to terminate its lease effective September 30, 2020. The original lease termination date was April 30, 2023. As part of the agreement, Innovus agreed to make a cash payment to the landlord the equivalent of two additional months’ rent aggregating to $44,306 plus $125,000 less the security deposit of $20,881. The fair value of the lease liability related to this facility lease was approximately $0.7 million as of June 30, 2020. The Company recognized a gain of approximately $343,000 during the nine months ended March 31, 2021.

       On October 1, 2020, the Company's Innovus subsidiary entered into a short-term lease for warehouse space in Carlsbad, CA. The lease term is for one-year with an option to terminate after six months with ninety days' notice. This lease is accounted for as a short-term lease and is not included as a component of the Company's right-to-use assets and related liability.

The components of lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020	Statement of Operations Classification
Lease cost:
Operating lease cost	$69,000	$27,000	$128,000	$72,000	Operating expenses
Short-term lease cost	7,000	−	7,000	−	Operating expenses
Finance lease cost:
Amortization of leased assets	19,000	−	19,000	−	Cost of sales
Interest on lease liabilities	1,000	−	1,000	−	Other (expense), net
Total net lease cost	$96,000	$27,000	$155,000	$72,000

Supplemental balance sheet information related to leases is as follows:

	March 31, 2021	June 30, 2020	Balance Sheet Classification
Assets:
Operating lease assets	$3,782,000	$634,000	Operating lease right-of-use asset
Finance lease assets	347,000	−	Fixed assets, net
Total leased assets	$4,129,000	$634,000
Liabilities:
Current:
Operating leases	$911,000	$300,000	Current portion of operating lease liabilities
Finance leases	100,000	−	Current portion of debt
Long-term
Operating leases	2,872,000	725,000	Long-term operating lease liabilities, net of current portion
Finance leases	207,000	-	Long-term debt, net of current portion
Total lease liabilities	$4,090,000	$1,025,000

Remaining lease term and discount rate used are as follows:

	March 31, 2021	June 30, 2020
Weighted-Average Remaining Lease Term (years)
Operating lease assets	3.67	3.33
Finance lease assets	2.96	−
Weighted-Average Discount Rate
Operating lease assets	6.62%	8.09%
Finance lease assets	6.40%	−

Supplemental cash flow information related to lease is as follows:

	Nine Months Ended
	March 31,
	2021	2020
Cash flow classification of lease payments:
Operating cash flows from operating leases	$128,000	$72,000
Operating cash flows from finance leases	$1,000	$-

As of March 31, 2021, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance
2021 (remaining 3 months)	$281,000	$29,000
2022	1,154,000	117,000
2023	1,182,000	105,000
2024	1,117,000	88,000
2025	557,000	−
Total lease payments	4,291,000	339,000
Less: Imputed interest	(508,000)	(32,000)
Lease liabilities	$3,783,000	$307,000

7. Intangible Assets

The Company currently holds the following intangible asset portfolios as of March 31, 2021: (i) Licensed assets, which consist of pharmaceutical product assets that were acquired prior to July 1, 2020; (ii) Product technology rights, acquired from the November 1, 2019 acquisition of the Pediatric Portfolio from Cerecor, as a result of the Innovus Merger on February 14, 2020 and as a result of the Neos Merger on March 19, 2021, (iii) Proprietary modified-release drug delivery technology right as a result of the Neos Merger, (iv) Acquired product distribution rights and commercial technology consisting of RxConnect and trade names as a result of the Neos Merger, and patents, trade names and the acquired customer lists from the Innovus Merger, (v) Acquired in-process R&D related to NT0502 product candidate for sialorrhea from the Neos Merger.

On March 31, 2021, the Company and Acerus Pharmaceuticals Corporation (“Acerus”) entered into a termination and transition agreement (the “Termination Agreement”) to terminate the License and Supply Agreement previously entered into on July 29, 2019. Pursuant to the Termination Agreement, the Company ceased all sales, marketing and promotions of Natesto, and Acerus agreed to pay the Company an aggregate amount of $7.5 million, payable in equal monthly installment payments for a period of 30 consecutive months. The Company determined that none of the $7.5 million future cash payments can be recognized as of March 31, 2021, and therefore the remaining $4.3 million carrying value of the licensed intangible asset related to Natesto was impaired, and there is no remaining value as of March 31, 2021.

If acquired in an asset acquisition, the Company capitalized the acquisition cost of each licensed patent or tradename, which can include a combination of both upfront consideration, as well as the estimated future contingent consideration estimated at the acquisition date. If acquired in a business combination, the Company capitalizes the estimated fair value of the intangible asset or assets acquired, based primarily on a discounted cash flow model approach or relief-from-royalties model as further described in Note 2.

The following table provides the summary of the Company’s intangible assets as of March 31, 2021 and June 30, 2020, respectively.

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Remaining Life (in years)
Licensed assets	$23,649,000	$(8,768,000)	$(4,286,000)	$10,595,000	15.15
Acquired product technology right	45,400,000	(3,259,000)	−	42,141,000	13.37
Acquired technology right	30,200,000	(57,000)	−	30,143,000	16.97
Acquired product distribution rights	11,354,000	(1,697,000)	−	9,657,000	7.03
Acquired in-process R&D	2,600,000	-	−	2,600,000	Indefinite-lived
Acquired commercial technology	630,000	(20,000)	−	610,000	1.97
Acquired trade name	400,000	(6,000)	−	394,000	0.97
Acquired customer lists	390,000	(293,000)	−	97,000	0.37
Total	$114,623,000	$(14,100,000)	$(4,286,000)	$96,237,000	13.56

	June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment		Net Carrying Amount	Weighted-Average Remaining Life (in years)
Licensed assets	$23,649,000	$(7,062,000)	$	−	$16,587,000	11.88
MiOXSYS Patent	380,000	(185,000)		(195,000)	−	−
Acquired product technology right	22,700,000	(1,513,000)		−	21,187,000	9.34
Acquired product distribution rights	11,354,000	(565,000)		−	10,789,000	7.78
Acquired customer lists	390,000	(98,000)		−	292,000	1.12
Total	$58,473,000	$(9,423,000)		$(195,000)	$48,855,000	9.11

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

Amortization
2021 (remaining 3 months)	$2,234,500
2022	8,529,000
2023	7,981,000
2024	7,825,000
2025	7,591,000
Thereafter	59,476,500
Total future amortization expense	$93,637,000

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.7 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense of intangible assets was $4.9 million and $2.9 million for the nine months ended March 31, 2021 and 2020, respectively.

8. Accrued liabilities

Accrued liabilities consist of the following:

	As of	As of
	March 31,	June 30,
	2021	2020
Accrued settlement expense	$150,000	$315,000
Accrued program liabilities	7,836,000	959,000
Accrued product-related fees	2,379,000	2,471,000
Accrued savings offers	19,218,000	−
Accrued distributor fees	2,816,000	457,000
Credit card liabilities	657,000	510,000
Medicaid liabilities	1,948,000	1,842,000
Return reserve	5,592,000	1,329,000
Sales taxes payable	182,000	175,000
Other accrued liabilities*	2,404,000	588,000
Total accrued liabilities	$43,182,000	$8,646,000

* Other accrued liabilities consist of franchise tax, accounting and legal fees, interest payable, merchant services charges, none of which individually represent greater than five percent of total current liabilities.

9. Fair Value Considerations

The Company’s asset and liability classified financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant derivative liability and contingent consideration. The carrying amounts of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. The fair value of acquisition-related contingent consideration is based on Monte-Carlo models. The valuation policies are determined by management, and the Company’s Board of Directors is informed of any policy change.

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

Recurring Fair Value Measurements

The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and June 30, 2020, by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2021
	Fair Value at March 31, 2021	Quoted Priced in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Recurring:
Contingent consideration	$14,904,000		$–		$–	$14,904,000
CVR liability	5,591,000		–		–	5,591,000
Total	$20,495,000	$	−	$	−	$20,495,000

		Fair Value Measurements at June 30, 2020
	Fair Value at June 30, 2020	Quoted Priced in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Recurring:
Contingent consideration	$13,588,000		$–		$–	$13,588,000
CVR liability	5,572,000)		–		–	5,572,000)
Total	$19,160,000	$	−	$	−	$19,160,000

Contingent Consideration. The Company classifies its contingent consideration liability in connection with the acquisition of Tuzistra XR, ZolpiMist and Innovus, within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity. The Company estimates the fair value of contingent consideration liability based on projected payment dates, discount rates, probabilities of payment and projected revenues. Projected contingent payment amounts are discounted back to the current period using a discounted cash flow methodology.

As of November 2, 2018, the contingent consideration related to Tuzistra XR, was valued at $8.8 million using a Monte Carlo simulation. As of March 31, 2021, the contingent consideration was revalued at $14.4 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential and Aytu stock trading variables.  As of March 31, 2021, none of the milestones had been achieved, and therefore, no milestone payment was made. However, approximately $3.0 million is expected to be paid in November 2021, as this milestone will be satisfied.

The contingent consideration related to the ZolpiMist royalty payments was valued at $2.6 million using a Monte Carlo simulation, as of June 11, 2018. As of March 31, 2021, the contingent consideration was revalued at $0.3 million using the same Monte Carlo simulation methodology, and based on current interest rates, expected sales potential and Aytu stock trading variables. The Company reevaluates the contingent consideration on a quarterly basis for changes in the fair value recognized after the acquisition date, such as measurement period adjustments.  As of March 31, 2021, none of the milestones had been achieved, and therefore, no milestone payment was made.

The Company recognized approximately $0.2 million in product related contingent consideration as a result of the February 14, 2020 Innovus Merger. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimates risk that the milestones are achieved. The contingent consideration accretion expense for the three and nine months ended March 31, 2021 and 2020 was $15,000, and $44,000, respectively. There was no material change in this valuation as of March 31, 2021.

Contingent value rights. Contingent value rights (“CVRs”) represent contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones related to the Innovus Merger. Consideration can be satisfied in up to 470,000 shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. The fair value of the contingent value rights was based on a Monte Carlo model which takes into account current interest rates and expected sales potential. On March 31, 2020, the Company paid the CVR holders approximately 120,000 shares of the Company’s common stock to satisfy the first $2.0 million milestone, which relates to the Innovus achievement of $24.0 million in revenues during the 2019 calendar year. On March 20, 2021, the Company paid the CVR holders approximately 103,000 shares of the Company’s common stock to satisfy one of two $1.0 million 2020 milestones, which relates to the Innovus achievement of $30.0 million in revenues during the 2020 calendar year. The $1.0 million 2020 milestone for achieving profitability was not met. The unrealized loss for the three months ended March 31, 2021 and March 31, 2020 was $0.1 million and $0.2 million, respectively. The unrealized loss for the nine months ended months ended March 31, 2021 and 2020 was $1.0 million and $0.2 million, respectively. The CVR's did not exist until after December 31, 2019.

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the nine months ended March 31, 2021:

	CVR Liability	Contingent Consideration
Balance as of June 30, 2020	$5,572,000	$13,588,000
Included in earnings	1,019,000	1,999,000
Settlements	(1,000,000)	(683,000)
Balance as of March 31, 2021	$5,591,000	$14,904,000

Significant Assumptions

Contingent consideration. The Company estimates the fair value of the Contingent Consideration at each reporting date using management's forecast as the baseline for developing a Monte-Carlo model. The other significant assumptions used in the Monte Carlo Simulation as of March 31, 2021, were as follows:

As of March 31, 2021
Contingent Consideration
Credit risk assumption	20.80%
Sales volatility	45.00%
Credit spread	3.00%
Time steps per year	1
Number of iterations	500

Contingent value rights. The Company estimates the fair value of the Contingent Value Rights at each reporting date using management's forecast as the baseline for developing a Monte-Carlo model. The other significant assumptions used in the Monte Carlo Simulation as of March 31, 2021 were as follows:

As of March 31, 2021
Contingent Value Rights
Credit risk assumption	9.6%
Time steps per year	30.00
Number of iterations	10,000

10. Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of March 31, 2021:

	Total	2021	2022	2023		2024		2025		Thereafter
Prescription database	$1,145,000	$412,000	$733,000	$	−	$	−	$	−	$	−
Pediatric portfolio fixed payments and product minimums	15,000,000	825,000	3,300,000		3,300,000		3,300,000		3,300,000		975,000
Inventory purchase commitment	1,472,000	736,000	736,000		−		−		−		−
CVR liability	12,000,000	−	2,000,000		5,000,000		5,000,000		−		−
Product contingent liability	2,500,000	−	−		−		−		−		2,500,000
Product milestone payments	3,000,000	−	3,000,000		−		−		−		−

Total	$35,117,000	$1,973,000	$9,769,000		$8,300,000		$8,300,000		$3,300,000		$3,475,000

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

Pediatric Portfolio Fixed Payments and Product Milestone

The Company assumed two fixed, periodic payment obligations to an investor (the “Fixed Obligation”). Beginning November 1, 2019 through January 2021, the Company will pay monthly payments of $86,840, with a balloon payment of $15.0 million that was to be due in January 2021. A second fixed obligation requires the Company pay a minimum of $100,000 monthly through February 2026, except for $210,767 paid in January 2020.

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

The Karbinal Agreement make-whole payment is capped at $2.1 million each year. The Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay TRIS a royalty make whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The annual payment is due in August of each year. The Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of net revenues.

Inventory Purchase Commitment

On May 1, 2020, the Company's Innovus subsidiary entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Hikma Pharmaceuticals USA, Inc. (“Hikma”). Pursuant to the settlement agreement, Innovus has agreed to purchase and Hikma has agreed to manufacture a minimum amount of the Company's branded fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under Hikma’s FDA approved ANDA No. 207957 in the U.S. The commitment requires Innovus to purchase three batches of product through fiscal year 2022 each of which amount to $1.0 million.

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

On March 31, 2020, the Company paid the CVR holders approximately 120,000 shares of the Company’s common stock to satisfy the $2.0 million obligation as a result of Innovus achieving the $24.0 million revenue milestone for calendar year ended December 31, 2019. As a result of this, the Company recognized a gain of approximately $0.3 million during the fiscal year ended June 30, 2020. On March 20, 2021, the Company paid the CVR holders approximately 103,000 shares of the Company’s common stock to satisfy one of two $1.0 million 2020 milestones, which relates to the Innovus achievement of $30.0 million in revenues during the 2020 calendar year. As a result of this, the Company recognized a gain of approximately $0.4 million during the three months ended March 31, 2021.The $1.0 million 2020 milestone for achieving profitability was not met.

Product Contingent Liability

In February 2015, Innovus acquired Novalere, which included the rights associated with distributing FlutiCare. As part of the merger, Innovus is obligated to make five additional payments of $0.5 million each when certain levels of FlutiCare sales are achieved. The discounted value as of March 31, 2021, is approximately $0.2 million.

Product Milestone Payments

In connection with the Company’s intangible assets, Aytu has certain milestone payments, totaling $3.0 million, payable at a future date, which are not directly tied to future sales, but are payable upon other events certain to happen. These obligations are included in the valuation of the Company’s contingent consideration (see Note 9).

11. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. On March 31, 2021 and June 30, 2020, Aytu had 23,457,887 and 12,583,736 common shares outstanding, respectively, and zero preferred shares outstanding, respectively.

Included in the common stock outstanding are 274,635 shares of restricted stock issued to executives, directors, employees, and consultants.

In June 2020, the Company initiated an at-the-market offering program ("ATM"), which allows the Company to sell and issue shares of the Company's common stock from time-to-time. The company has issued 430,230 shares of common stock, with total gross proceeds of $6.8 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company of $0.2 million through June 30, 2020. The Company did not issue any shares of common stock under the ATM during the three months ended March 31, 2021, and has issued 352,912 shares of common stock under the ATM, with total gross proceeds of approximately $3.6 million before deducting underwriting discounts, commissions, and other offering expenses payable by the Company of $1.6 million during the nine months ended March 31, 2021. Since initiated in June 2020 through March 31, 2021, the total number of shares of common stock issued under the ATM was 783,142, with total gross proceeds of $10.4 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company of $1.8 million.

The Company entered into three separate registered direct stock offerings on March 10, 2020, March 12, 2020 and March 19, 2020 (the “March Offerings”) in which the Company issued a combination of common stock and warrants. In July 2020, the Company paid $1.5 million issuance cost in cash related to the March Offerings and issued 92,302 warrants to purchase 92,302 shares of the Company's common stock with a weighted-average exercise price of $15.99 to an investment bank conjunction with the March 2020 offerings. The warrants have a term of one year from the issuance date. These warrants had at issuance a fair value of approximately $356,000 and were valued using a Black-Scholes model.

On December 10, 2020, the Company entered into an exchange agreement to exchange the $0.8 million of debt outstanding for 130,081 shares of the Company's common stock (see Note 15).

On December 10, 2020, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”) (as amended and restated, the “Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company agreed to sell, in an upsized firm commitment offering, 4,166,667 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to Wainwright at an offering price to the public of $6.00 per share, less underwriting discounts and commissions. In addition, pursuant to the Underwriting Agreement, the Company granted Wainwright a 30-day option to purchase up to an additional 625,000 shares of Common Stock at the same offering price to the public, less underwriting discounts and commissions. Wainwright exercised their over-allotment option in full, purchasing total common stock of 4,791,667 shares. The Company raised gross proceeds of $28.8 million through this offering. Offering costs totaled $2.6 million resulting in net cash proceeds of $26.2 million. In connection with the offering, the Company issued 311,458 underwriter warrants to purchase up to 311,458 shares of common stock. The exercise price per share of the underwriter warrants is $7.50 (equal to 125% of the public offering price per share for the shares of common stock sold in the offering) and the underwriter warrants have a term of five years from the date of effectiveness of the offering. The underwriter warrants are exercisable immediately. These warrants have fair value of approximately $1.3 million and are classified with the stockholders' equity.

On March 19, 2021, upon closing of the Neos Merger, the Company issued 5,447,000 shares of its common stock to acquire all the outstanding shares of common stock of Neos. In addition, pursuant to the agreement in the Neos Merger, the Company issued 24,804 shares of common stock to settle the accelerated restricted stock units of former Neos directors and officers (see Note 2).

On March 20, 2021, the Company paid the CVR holders approximately 103,000 shares of the Company’s common stock to satisfy one of two $1.0 million 2020 milestones, which relates to the Innovus achievement of $30.0 million in revenues during the 2020 calendar year.

12. Equity Incentive Plan

Aytu 2015 Plan

On June 1, 2015, the Company’s stockholders approved the Aytu BioPharma 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the Aytu 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 5.0 million total shares of common stock in the Aytu 2015 Plan. As of March 31, 2021, the Company had 4,603,990 shares that are available for grant under the Aytu 2015 Plan.

Neos 2015 Plan

Pursuant to the Neos Merger, the Company assumed 69,721 stock options and 35,728 restricted stock units (RSUs) previously granted under Neos plan. Accordingly, on April 19, 2021, the Company registered 105,449 shares of its common stock under the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the "Neos 2015 Plan") with the SEC. The terms and conditions of the assumed equity securities will stay the same as they were under the previous Neos plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. As of March 31, 2021, the Company had no shares that are available for grant under the Neos 2015 Plan.

Stock Options

Employee Stock Options:

The fair value of the options is calculated using the Black-Scholes option pricing model. In order to calculate the fair value of the options, certain assumptions are made regarding components of the model, including the estimated fair value of the underlying common stock, risk-free interest rate, volatility, expected dividend yield and expected option life. Changes to the assumptions could cause significant adjustments to valuation. Aytu estimates the expected term based on the average of the vesting term and the contractual term of the options. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of the grant for treasury securities of similar maturity. The assumptions used to estimate the fair value of the options granted under the Neos 2015 Plan were as follows:

As of March 31, 2021
Expected volatility	100.0%
Expected term (years)	4.00
Risk-free interest rate	0.73%
Dividend yield	−

Stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding June 30, 2020	76,614	$19.39	9.67	$	−
Granted	69,721	−
Forfeited/Cancelled	(7,553)	−
Expired	(2,528)	−
Outstanding at March 31, 2021	136,254	$13.14	6.12	$	−
Exercisable at March 31, 2021	20,569	$87.86	8.56	$	−

As of March 31, 2021, there was $0.5 million unrecognized option-based compensation expense related to non-vested stock options. The Company expects to recognize this expense over a weighted-average period of 3.3 years.

Restricted Stock

Restricted stock activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years
Unvested at June 30, 2020	418,454	$14.69	6.4
Vested	(143,977)
Unvested at March 31, 2021	274,477	$16.27	6.2

Under the Aytu 2015 Plan, there was $4.0 million of total unrecognized stock-based compensation expense related to the non-vested restricted stock as of March 31, 2021. The Company expects to recognize this expense over a weighted-average period of 6.2 years. The Company previously issued 158 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1.1 million as of March 31, 2021 and is expected to be recognized over the weighted average period of 5.3 years.

Restricted Stock Unit

On March 31, 2021, the Company granted 55,000 restricted stock units ("RSUs") to a member of its management. One-third of the RSUs that vest on April 1, 2022, and 1/12 vest on the first day of each quarter thereafter such that all the RSUs will be fully-vested on the third anniversary of the grant. The grant date fair value of $7.60 per share.

Restricted stock unit activity is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life in Years
Unvested at June 30, 2020
Granted	90,728	$8.35	2.21
Vested	(2,822)
Forfeited	(544)
Unvested at March 31, 2021	87,362	$8.31	2.26

Under the Neos 2015 Plan, there was $0.6 million of total unrecognized stock-based compensation expense related to the non-vested restricted stock units as of March 31, 2021. The Company expects to recognize this expense over a weighted-average period of 2.2 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock was included in the statements of operations as set forth in the table below:

	Three Months Ended March 31,			Nine Months Ended March 31,
	2021	2020		2021	2020
Cost of sales	$9,000	$	−	$9,000	$	−
Research and development	3,000		−	3,000		−
Sales, general and administrative	1,514,000		264,000	2,473,000		591,000
Total stock-based compensation expense	$1,526,000		$264,000	$2,485,000		$591,000

As of March 31, 2021, the Company recorded a liability of $0.1 million in accrued expense for the share-based payment to certain departing officers.

The stock-based compensation expense included in the table above is attributable to stock options and restricted stock of $0.1 million and $1.3 million, respectively, for the three months ended March 31, 2021 and $0.3 million and $2.1 million, respectively, for the nine months ended March 31, 2021. The stock-based compensation expense included in the table above is attributable to stock options and restricted stock of $7,000 and $0.3 million, respectively, for the three months ended March 31, 2020 and $14,000 and $0.6 million, respectively, for the nine months ended March 31, 2020.

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

A summary of equity-based warrants is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
Outstanding June 30, 2020	2,288,528	$30.26	2.00
Warrants issued	403,760
Warrants expired	(1,434,763)
Outstanding March 31, 2021	1,257,525	$41.42	3.05

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

The following table sets-forth securities that could be potentially dilutive, but as of March 31, 2021 and 2020 are anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		As of March 31,
		2021	2020
Warrants to purchase common stock - liability classified		24,105	24,105
Warrant to purchase common stock - equity classified	(Note 13)	1,257,525	3,098,604
Employee stock options	(Note 12)	136,254	33,844
Employee unvested restricted stock	(Note 12)	274,635	334,423
Employee unvested restricted stock units	(Note 12)	87,362	−
Convertible preferred stock	(Note 11)	−	980,584
Total		1,779,881	4,471,560

15. Debt

The Aytu BioPharma Note. On February 27, 2020, the Company issued a $0.8 million promissory note (the “Note”) and received consideration of approximately $0.6 million. The Note had an eight-month term with principal and interest payable on November 1, 2020, and the recognition of approximately $0.2 million of debt discount related to the issuance of promissory notes. The discount was amortized over the life of the promissory notes through the fourth quarter of calendar 2020. During the three and nine-months ended months ended March 31, 2021 and 2020 the Company recorded approximately $15,000 and $70,000, respectively, of related amortization. On December 10, 2020, the Company agreed to exchange the Note for 130,081 shares of the Company's common stock in lieu of $0.8 million in cash that would otherwise have been due to satisfy this obligation on March 31, 2021. As a result of this exchange, the Company recognized a non-cash loss of approximately $0.3 million during the nine months ended March 31, 2021.

The Innovus Notes. On January 9, 2020, prior to the completion of the merger, Innovus Pharmaceuticals, Inc., entered into a note agreement upon which it received gross proceeds of $0.4 million with a principal amount of $0.5 million. The note requires twelve equal monthly payments of approximately $45,000. As of March 31, 2021, the balance of the note has been paid.

The Neos Revolving Loans. On October 2, 2019, Neos entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”). Under the Loan Agreement, Encina will extend up to $25.0 million in secured revolving loans to Neos (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bear variable interest through maturity at the one-month London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 4.50%. In addition, Neos is required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears, upon a prepayment of a loan and on the maturity date. The maturity date under the Loan Agreement is May 11, 2022.

In the event that, for any reason, all or any portion of the lender's commitment to make revolving loans is terminated prior to the scheduled maturity date, in addition to the payment of the principal amount and all unpaid accrued interest and other amounts due thereon, Neos is required to pay to the lender a prepayment fee equal to (i) 1.0% of the revolving loan commitment if such event occurs on or before October 2, 2021, and (ii) 0.5% of the revolving loan commitment if such event occurs after October 2, 2021 but before May 11, 2022. Neos may permanently terminate the revolving loan facility by prepaying all outstanding principal amounts and all unpaid accrued interest and other amounts due thereon, subject to at least five business days prior notice to the lender and the payment of a prepayment fee as described above.

The Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Loan Agreement, including covenants and restrictions that, among other things, require Neos to satisfy certain capital expenditure and other financial covenants, and restrict Neos’ ability to incur liens, incur additional indebtedness, engage in mergers and acquisitions or make asset sales without the prior written consent of the Lenders. A failure to comply with these covenants could permit the Lenders to declare Neos’ obligations under the Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. Neos evaluated to determine if the embedded components in the agreement qualified as derivatives requiring separate recognition.

In connection with the closing of the Neos Merger, Neos and Encina entered into a Consent, Waiver and First Amendment to the Loan Agreement, dated as of March 19, 2021 (the “Encina Consent, Waiver and Amendment”). Pursuant to the Consent, Waiver and First Amendment, Encina (i) irrevocably waives the right to impose the default rate of interest solely to the extent resulting from the inclusion of a "going concern" qualification in the audited financial statements of Neos on a consolidated basis for the fiscal year ending December 31, 2020 (the “Specified Default), (ii) the right to impose the Default Rate of interest under Section 3.1 of the Loan Agreement, or to collect interest accruing at such Default Rate that Lenders had a lawful right to collect or apply with respect to any such Specified Default, and (iii) makes certain other modifications to the Encina Loan Agreement to reflect the consummation of the Neos Merger and the status of Neos as a wholly-owned subsidiary of Aytu, in each case subject to the terms and conditions of the Encina Consent, Waiver and Amendment.

Total interest expense was $28,000 for the period beginning March 20, 2021 and ended March 31, 2021. As of March 31, 2021, $4.7 million borrowing was outstanding under the Revolving Loan and Neos was in compliance with the covenants under the Loan Agreement as amended.

The Neos Senior Secured Credit Facility. On May 11, 2016, Neos entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Partners, L.P. (33 1/3% of Facility) (collectively, “Deerfield”). As of March 19, 2021, remaining principal on the Facility was $15.6 million, with $0.6 million due on April 11, 2021 and with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. Interest is due quarterly beginning in June 2021, at a rate of 12.95% per year. Borrowings under the Facility are collateralized by substantially all of Neos’ assets, except assets under finance lease. The terms of the Facility require Neos to maintain cash on deposit of not less than $5.0 million.

Long-term debt consists of the following;

March 31,2021
Senior secured credit facility, due on May 11, 2022	$15,625,000
Exit fee	1,000,000
Unamortized premium	724,000
Financing leases, maturing through May 2024	307,000
Total debt	17,656,000
Less: current portion	(725,000)
Long-term debt	$16,931,000

In connection with the Neos Merger, Neos and Deerfield entered into a Consent, Waiver and Sixth Amendment to the Facility, dated as of March 19, 2021 (the “Deerfield Consent, Waiver and Amendment”). Pursuant to the Consent, Waiver and Sixth Amendment, Deerfield (i) consented to certain amendments to the Encina loan documents, (ii) irrevocably waive the Going Concern Conditions as described in the Deerfield Consent, Waiver and Amendment and their right to impose the default rate of interest as provided for in the Facility as of May 11, 2016, or to collect interest accruing at such default rate of interest, that the Lenders had a lawful right to collect or apply with respect to any such Event of Default for failure to satisfy such Going Concern Condition, (iii) subject the Company and its subsidiaries to certain restrictive covenants including limitations on the incurrence of debt, granting of liens and transfers of assets of the Company and its subsidiaries and (iv) makes certain other modifications to the Facility to reflect the consummation of the Neos Merger and the status of Neos as a wholly-owned subsidiary of the Company. Such modifications also include the prepayment of $15.0 million by the Company of the principal of the loan that was otherwise due on May 11, 2021 plus any accrued interest thereon through March 19, 2021, plus a make-whole payment equal to the interest that would otherwise have been due on that $15.0 million for the period beginning March 19, 2021 through May 11, 2021. The Sixth Amendment also eliminated the right of Deerfield to convert outstanding amounts of the loans into conversion shares and the right of Neos to make payments to Deerfield in the form of shares of common stock. The Company is a guarantor under the Facility.

Pursuant to the terms of the Facility, as amended, the $15.0 million principal prepayment was paid in cash on March 19, 2021, and the carrying amount of the remaining outstanding debt was $16.6 million. As the Neos Merger was accounted for as a business combination under Topic 805, Neos evaluated and determined that the fair value of the remaining outstanding debt was $17.4 million as of March 20, 2021. Accordingly, Neos recorded a premium of $0.8 million, which is the difference between carrying amount and the fair value of the debt and is being amortized into interest expense using the effective interest method over the remaining term of the debt. As of March 31, 2021, the Company was in compliance with the covenants under the Facility as amended. Total interest expense on the Facility, net of premium amortization, was $46,000 for the period beginning March 20, 2021 and ended March 31, 2021.

Future principal payments of long-term debt, including financing leases, are as follows:

March 31,2021
2021	$650,000
2022	16,102,000
2023	96,000
2024	84,000
Future principal payments	16,932,000
Add unamortized premium	724,000
Less current portion	(725,000)
Long-term debt	$16,931,000

16. Segment reporting

The Company’s chief operating decision maker (the “CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

The Company manages and aggregates its operational and financial information in accordance with two reportable segments: Aytu BioPharma and Aytu Consumer Health. The Aytu BioPharma segment consists of the Company’s prescription products. The Aytu Consumer Health segment contains the Company’s consumer healthcare products. The inclusion of the prescription product due to the Neos Merger is preliminary and subject to further evaluation as the Company begins to integrate Neos into the Company's operations.

Select financial information for these segments is as follows:

	Three months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Consolidated revenue:
Aytu BioPharma	$5,127,000	$4,703,000	$18,091,000	$9,318,000
Aytu Consumer Health	8,355,000	3,453,000	24,059,000	3,453,000
Consolidated revenue	$13,482,000	$8,156,000	$42,150,000	$12,771,000

Consolidated net loss:
Aytu BioPharma	$(23,570,000)	$(4,421,000)	$(34,788,000)	$(9,565,000)
Aytu Consumer Health	(1,890,000)	(911,000)	(4,503,000)	(911,000)
Consolidated net loss	$(25,460,000)	$(5,332,000)	$(39,291,000)	$(10,476,000)

	As of	As of
	March 31,	June 30,
	2021	2020
Total assets:
Aytu BioPharma	$241,593,000	$126,267,000
Aytu Consumer Health	29,964,000	27,026,000
Total assets	$271,557,000	$153,293,000

17. License agreements

In October 2018, Neos entered into an Exclusive License Agreement (“NeuRx License”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted Neos an exclusive, worldwide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX-101, referred to by Neos as NT0502. NT0502 is a new chemical entity that is being developed by Neos for the treatment of sialorrhea, which is excessive salivation or drooling. Under the NeuRx License, Neos made an upfront payment of $0.2 million to NeuRx upon the execution of the agreement. Neos made a payment of $0.2 million following receipt of notice of allowance of the first Licensed Patent by the United States Patent and Trademark Office (“USPTO”), as defined in the NeuRx License. Such Licensed Patent subsequently was issued by the USPTO. In April 2020, Neos met the completion of the first Pilot PK Study milestone, as defined in the NeuRx License, triggering the cash payment of $0.3 million. Neos may in the future be required to make certain development and milestone payments and royalties based on annual net sales, as defined in the NeuRx License. Royalties are to be paid on a country-by-country and licensed product-by-licensed product basis, during the period of time beginning on the first commercial sale of such licensed product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim in any licensed patent in such country that covers such licensed product in such country; and/or (ii) expiration of regulatory exclusivity of such licensed product in such country.

Under the Teva Licensing Agreement, Neos granted Teva a non-exclusive license to certain patents owned by Neos by which Teva has the right to manufacture and market its generic version of Cotempla XR-ODT under its ANDA beginning on July 1, 2026, or earlier under certain circumstances. The Teva Licensing Agreement has been submitted to the applicable governmental agencies.

Under the Actavis Licensing Agreement, Neos granted Actavis a non-exclusive license to certain patents owned by Neos by which Actavis has the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances. The Actavis Licensing Agreement has been submitted to the applicable governmental agencies.

In July 2014, Neos entered into a Settlement Agreement and an associated License Agreement (the “2014 License Agreement”) with Shire LLC (“Shire”) for a non-exclusive license to certain patents for certain activities with respect to Neos’ New Drug Application (the “NDA”) No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet. In accordance with the terms of the 2014 License Agreement, following the receipt of the approval from the FDA for Adzenys XR-ODT, Neos paid a lump sum, non-refundable license fee of an amount less than $1.0 million in February 2016. Neos is paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents.

In March 2017, Neos entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted Neos a non-exclusive license to certain patents owned by Shire for certain activities with respect to Neos’ NDA No. 204325 for an extended-release amphetamine oral suspension. In accordance with the terms of the 2017 License Agreement, following the receipt of the approval from the FDA for Adzenys ER, Neos paid a lump sum, non-refundable license fee of an amount less than $1.0 million in October 2017. Neos is paying a single digit royalty on net sales of Adzenys ER during the life of the patents.

The royalties are recorded as cost of goods sold in the same period as the net sales upon which they are calculated.

Additionally, each of the 2014 and 2017 License Agreements contains a covenant from Shire not to file a patent infringement suit against Neos alleging that Adzenys XR-ODT or Adzenys ER, respectively, infringes the Shire patents.

18. Related party Transactions

Tris Pharma, Inc.

On November 2, 2018, the Company entered into a License, Development, Manufacturing and Supply Agreement (the “Tris License Agreement”). On November 1, 2019, the Company acquired the rights to Karbinal as a result of the acquisition of the Pediatric Portfolio from Cerecor, Inc. (See Notes 2 and 10). Mr. Ketan Mehta served as a Director on the Board of Directors of the Company and is also the Chief Executive Officer of Tris Pharma, Inc. ("TRIS"). The Company paid TRIS approximately $0.9 million and $0 million during the three months ended March 31, 2021 and 2020, respectively for a combination of royalty payments, inventory purchases and other payments as contractually required. The Company’s liabilities, including accrued royalties, contingent consideration and fixed payment obligations were $22.8 million and $25.0 million as of March 31, 2021 and 2020, respectively. In October 2020, the Company paid Tris approximately $1.6 million related to its Karbinal fixed payment obligation. On March 19, 2021, Mr. Ketan Mehta resigned as a Director on the Board of the Company, and TRIS will no longer be considered a related party in the future.

19. Subsequent Events

On April 12, 2021, the Company, Rumpus VEDS, LLC, Rumpus Therapeutics, LLC, Rumpus Vascular, LLC (together with Rumpus VEDS, LLC and Rumpus Therapeutics, LLC, the “Sellers”), Christopher Brooke and Nathaniel Massari entered into and closed on an asset purchase agreement (the “Purchase Agreement”), pursuant to which the Company acquired certain rights and other assets, including key commercial licenses, relating to Enzastaurin and to Sellers’ business of developing pharmaceutical products from the Sellers for $1.5 million in cash and, upon the achievement of certain regulatory and commercial milestones, up to $67.5 million in earn-out payments (the “Earn-Out Payments”). The Earn-Out Payments are payable in cash or shares of common stock of the Company, generally at the Company’s option. The shares of common stock will be issued under the Company’s Acquisition Shelf on Form S-4 (SEC File No. 333-239011).

On May 17, 2021, Ms. Beth Hecht and Mr. Jerry McLaughlin, announced their resignation from the board of directors effective immediately.  Ms. Hecht and Mr. McLaughlin will not run for election as members of the Company’s board of directors at the next annual stockholder meeting of the Company, which is currently scheduled to take place on May 21, 2021 and the Company will disseminate additional proxy soliciting materials to its stockholders to announce this resignation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioPharma, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2020, filed on October 6, 2020. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on October 6, 2020.

Overview

We are a commercial-stage specialty pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. We currently operate our Aytu BioPharma business, consisting of our prescription pharmaceutical products (the “Rx Portfolio”), and our Aytu consumer healthcare products business (the “Consumer Health Portfolio”). Our Aytu BioPharma business is focused on commercializing prescription pharmaceutical products for the treatment of attention deficit hyperactivity disorder ("ADHD"), allergies, insomnia, and various pediatric conditions. Our Aytu Consumer Health business is focused on commercializing consumer healthcare products. We were incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado. We were re-incorporated in the state of Delaware on June 8, 2015.

The Rx Portfolio consists of (i) Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets, Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets and Adzenys-ER (amphetamine) extended-release oral suspension for the treatment of attention deficit hyperactivity disorder (ii) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, (iii) Karbinal ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions, (iv) ZolpiMist, the only FDA-approved oral spray prescription sleep aid, (v) Tuzistra XR, the only FDA-approved 12-hour codeine-based antitussive syrup, and (vi) a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release oral suspension for the treatment of cough and upper respiratory symptoms of a cold.

The Consumer Health Portfolio consists of over twenty consumer health products competing in large healthcare categories including diabetes, men's health, sexual wellness and respiratory health commercialized through direct-to-consumer marketing channels utilizing our proprietary Beyond Human marketing and sales platform and e-commerce platforms.

On March 31, 2021, we and Acerus Pharmaceuticals Corporation (“Acerus”) entered into a termination and transition agreement (the “Termination Agreement”) to terminate the License and Supply Agreement previously entered into on July 29, 2019. Pursuant to the Termination Agreement, we ceased all sales, marketing and promotions of Natesto, and Acerus agreed to pay us an aggregate amount of $7.5 million, payable in equal monthly installment payments for a period of 30 consecutive months. The original License and Supply Agreement was effective July 1, 2016 and was amended on July 29, 2019. Following the effectiveness of the original License and Supply Agreement, we built a 30-person sales force to relaunch Natesto following the termination of a license agreement between Acerus and Endo Pharmaceuticals that resulted in the rights to Natesto in North America reverting back to Acerus.

On March 19, 2021, we acquired Neos Therapeutics, Inc. (“Neos”), a commercial-stage pharmaceutical company developing and manufacturing central nervous system-focused products (the “Neos Merger”). Neos commercializes Adzenys XR-ODT, Cotempla XR-ODT and Adzenys-ER in the United States using Neos' internal commercial organization. These commercial products are extended-release (“XR”) medications in patient-friendly, orally disintegrating tablet (“ODT”) or oral suspension dosage forms that utilize our microparticle modified-release drug delivery technology platform. Neos received approval from the U.S. Food and Drug Administration (“FDA”) for these three products. In addition, Neos manufactures and sells generic Tussionex.

In April of 2020, we entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential esophageal and nasopharyngeal uses of Healight, an investigational medical device platform technology. Healight has demonstrated safety and efficacy in a proof-of-concept clinical study in SARS-CoV-2 patients, and we plan to advance this technology to further assess its safety and efficacy in additional randomized, controlled human studies, initially focused on SARS-CoV-2 patients.

Our strategy is to continue building our portfolio of revenue-generating products, leveraging our focused commercial team and expertise to build leading brands within large therapeutic markets.

Strategic Growth Initiatives

Pursuant to our strategy of identifying and acquiring complementary assets and companies, we expect to substantially increase our revenue generating capacity and provide opportunities to reduce our combined operating losses through a combination of our recent acquisitions and revenue growth.

 Strategic Rx Acquisitions. On March 19, 2021, we closed on the merger with Neos after approval by the stockholders of Neos on March 18, 2021 and the approval of the consideration to be delivered by us in connection with the merger by the shareholders of Aytu, also on March 18, 2021. We expect the Neos Merger to accelerate our path to profitability, with estimated annualized cost synergies of up to approximately $15.0 million beginning FY 2022. Neos’ established, multi-brand ADHD portfolio will enhance our footprint in pediatrics and expand our presence in adjacent specialty care segments. We also have an opportunity to leverage and further enhance Neos RxConnect, a best-in-class patient support program, for our heritage product portfolio of best-in-class prescription therapeutics, and potentially, our consumer health products.

On November 1 2019, we acquired the Cerecor, Inc.'s ("Cerecor") portfolio of prescription pediatric therapeutics (the “Pediatric Portfolio”). At closing, the Pediatric Portfolio consisted of four pharmaceutical and other prescription products consisting of (i) Cefaclor for Oral Suspension, (ii) Karbinal ER, (iii) Poly- Vi-Flor, and (iv) Tri-Vi-Flor. Total consideration transferred consisted of $4.5 million cash and approximately 9.8 million shares of Series G Convertible Preferred Stock, plus the assumption of not more than $3.5 million of Medicaid rebates and products returns. In addition, we hired the majority of the Cerecor’s commercial workforce.

We have assumed obligations due to an investor including fixed and variable payments. We assumed fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15.0 million due in January 2021. Monthly variable payments due to the same investor are equal to 15% of net revenue generated from a subset of the Product Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2020, when a one-time payment of $0.2 million was due and paid. The variable payment obligation continues until the earlier of: (i) aggregate variable payments of approximately $9.5 million have been made, or (ii) February 12, 2026. We subsequently paid down the $15.0 million balloon payment early in June 2020.

Further, certain of the products in the Pediatric Portfolio require royalty payments ranging from 15.0% to 38.0% of net revenue. One of the products in the Pediatric Portfolio requires us to generate minimum annual sales sufficient to represent annual royalties of approximately $2.1 million.

Consumer Health Acquisitions. On February 14, 2020, we closed on the merger with Innovus Pharmaceuticals after approval by the stockholders of both companies on February 13, 2020. The acquisition of Innovus has enabled us to expand into the consumer healthcare market with Innovus’ over-the-counter medicines and other consumer health products. We expect Innovus to continue to develop additional consumer healthcare products and expand its product portfolio. This, we expect, will drive additional revenue for our consumer health subsidiary and contribute meaningfully to the company's overall revenue growth.

In the near-term, we expect to create value for shareholders by implementing a focused strategy of increasing sales of our prescription therapeutics while leveraging our commercial infrastructure. Further, we expect to increase sales of our consumer healthcare product portfolio. Further, we expect to expand both our Rx and consumer health product portfolios through continuous business and product development. Additionally we recently acquired a late-stage asset for development of a rare connective tissue disorder. Finally, we expect to identify operational efficiencies and remove redundancies identified through our recent transactions and implement expense reductions accordingly.

ACCOUNTING POLICIES

Significant Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to recoverability and useful lives of long-lived assets, stock compensation, valuation of derivative instruments, allowances, contingent consideration, contingent value rights ("CVR"), fixed payment arrangements and going concern. Management bases its estimates and judgments on historical experience and on various other factors, including the ongoing COVID-19 pandemic, that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The methods, estimates, and judgments used by us in applying these critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Our significant accounting policies and estimates are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on October 6, 2020.

Information regarding our accounting policies and estimates can be found in the Notes to the consolidated Financial Statements.

Newly Issued Accounting Pronouncements

Information regarding the recently issued accounting standards (adopted and pending adoption as of March 31, 2021are presented in Note 1 to the condensed consolidated financial statements.

RESULTS OF OPERATIONS

Results of Operations – Three and Nine Months Ended March 31, 2021 compared to the Three and Nine Months Ended March 31, 2020

	Three months Ended March 31,
	2021	2020	Change	%

Revenues
Product and service revenue, net	$13,482,282	$8,156,173	$5,326,109	65%
Operating expenses
Cost of sales	13,682,297	1,998,659	11,683,638	585%
Research and development	389,262	78,502	310,760	396%
Selling, general and administrative	12,851,087	9,190,386	3,660,701	40%
Acquisition related costs	1,536,800	311,083	1,225,717	394%
Restructuring costs	4,818,064	−	4,818,064	−
Amortization and impairment of intangible assets	5,870,436	1,370,986	4,499,450	328%
Total operating expenses	39,147,946	12,949,616	26,198,330	202%
Loss from operations	(25,665,664)	(4,793,443)	(20,872,221)	435%
Other (expense) income
Other (expense), net	(425,425)	(538,862)	113,437	-21%
Loss from change in fair value of contingent consideration	631,298	-	631,298	−
Total other (expense) income	205,873	(538,862)	744,735	-138%
Net loss	$(25,459,791)	$(5,332,305)	$(20,127,486)	377%

	Nine Months Ended March 31,
	2021	2020	Change	%

Revenues
Product and service revenue, net	$42,149,561	$12,771,235	$29,378,326	230%
Operating expenses
Cost of sales	23,499,842	2,980,425	20,519,417	688%
Research and development	858,698	223,197	635,501	285%
Selling, general and administrative	35,825,175	19,494,368	16,330,807	84%
Acquisition related costs	2,849,037	1,533,723	1,315,314	86%
Restructuring costs	4,874,723	135,981	4,738,742	3485%
Amortization and impairment of intangible assets	9,039,597	2,899,553	6,140,044	212%
Total operating expenses	76,947,072	27,267,247	49,679,825	182%
Loss from operations	(34,797,511)	(14,496,012)	(20,301,499)	140%
Other (expense) income
Other (expense), net	(1,555,924)	(1,181,206)	(374,718)	32%
Loss from change in fair value of contingent consideration	(2,680,022)	−	(2,680,022)	−
Gain from derecognition of contingent consideration	−	5,199,806	(5,199,806)	-100%
Gain from warrant derivative liability	−	1,830	(1,830)	-100%
Loss on debt exchange	(257,559)	−	(257,559)	−
Total other (expense) income	(4,493,505)	4,020,430	(8,513,935)	-212%
Net loss	$(39,291,016)	$(10,475,582)	$(28,815,434)	275%

Product revenue. We recognized net revenue from product sales of approximately $13.5 million and $8.2 million for the three months ended March 31, 2021 and 2020, respectively. We recognized net revenue from product sales of approximately $42.1 and $12.8 million for the nine months ended March 31, 2021 and 2020, respectively. The increase was primarily driven by the acquisitions of the Pediatric Portfolio on November 1, 2019, the Consumer Health Portfolio on February 14, 2020 and the ADHD product portfolio of Neos on March 19, 2021, as well as additional revenues from COVID-19 test kit sales. Due to our entry on March 31, 2021 into a termination and transition agreement with Acerus Pharmaceuticals Corporation terminating the License and Supply Agreement related to Natesto, we will no longer recognize revenue related to Natesto as of April 1, 2021.

Cost of sales. We incurred cost of sales of $13.7 million and $2.0 million recognized for the three months ended March 31, 2021 and 2020, respectively. We incurred the cost of sales $23.5 million and $3.0 million for the nine months ended March 31, 2021 and 2020, respectively. The increase was primarily driven by the acquisitions of the Pediatric Portfolio on November 1, 2019, Consumer Health Portfolio on February 14, 2020 and Neos on March 19, 2021, as well as additional sales from COVID-19 test kit sales. In addition, we recognized approximately $7.0 million in write-downs for slow moving inventory during the three-months ended March 31, 2021. Neos manufactures the ADHD products at its Grand Prairie, Texas facilities, and as such, allocates a significant portion of its intangible assets amortization and fixed assets depreciation into cost of sales.

Research and Development. Research and development expenses increased $0.3 million, or 396%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Research and development expenses increased approximately $0.6 million, or 285% for the nine months ended March 31, 2021, compared to the nine months ended March 31, 2020. The increase was due primarily to costs associated with our Healight Platform license and initial research and development costs, as well as the acquisition of Neos on March 19, 2021, which incurs costs related to product development and FDA-required post-marketing clinical trials.

Selling, General and Administrative. Selling, general and administrative costs increased $3.7 million, or 40%, for the three months ended March 31, 2021 compared the three months ended March 31, 2020. Selling, general and administrative costs increased $16.3 million, or approximately 84% for the nine months ended March 31, 2021. The increase was primarily due to acquisitions of the Pediatric Portfolio, Innovus and Neos that occurred in the prior year ended June 30, 2020, of which, only the Pediatric Portfolio was a component of our financial results for November and December of 2019. The remaining portion of the Neos intangible assets amortization and fixed assets depreciation not allocated into cost of sales is allocated to selling, general and administrative expense.

Amortization and impairment of Intangible Assets. Amortization expense of intangible assets was approximately $5.9 million and $1.4 million for the for the three months ended March 31, 2021 and 2020, respectively. Amortization expense of intangible assets was approximately $9.0 million and $2.9 million for the nine months ended March 31, 2021 This expense is related to corresponding amortization of our finite-lived intangible assets. The increase of this expense is due primarily to the $4.3 million write-off of licensed intangible asset related to the March 30, 2021 Natesto divestiture and the Pediatric Portfolio acquisition from Cerecor and Innovus Merger that occurred in the fiscal year ended June 30, 2020..

Acquisition related costs. We incurred acquisition related costs of $1.5 million and $2.8 million during the three and nine months ended March 31, 2021 related to the Neos Merger. During the three and nine months ended March 31, 2020, we incurred acquisition costs of $0.3 million and $1.5 million related to the Innovus Merger. Such costs include legal fees and due diligence expenses and financial advisory fees.

Restructuring costs. We incurred severance costs of $4.8 million and $4.9 million during the three and nine months ended March 31, 2021, respectively, primarily related to the Neos Merger. We incurred severance costs of $0.1 million during the nine month ended March 31, 2020 related to reduction in forces. There were no such costs incurred in during the three months ended March 31, 2020.

Interest (expense) income, net. Interest (expense) income, net for the three months ended March 31, 2021 was expense of approximately $0.4 million, compared to expense of $0.5 million for the three months ended March 31, 2020. Interest (expense) income, net for the nine months ended March 31, 2021 was expense of approximately $1.6 million, compared to interest expense of $1.2 million for the three months ended March 31, 2020. The increase was primarily due to the accretion and interest expense resulting from the assumed fixed payment obligations and other long-term liabilities that arose from the (i) November 1, 2019 acquisition of the Pediatric Portfolio from Cerecor, Inc., (ii) the February 14, 2020, Merger with Innovus and (iii) the March 19, 2021, Merger with Neos.

Loss from change in fair value of contingent consideration. We recognized a gain of approximately $0.7 million from the change in the fair value of the ZolpiMist and Tuzistra contingent consideration liability and a loss of approximately $0.1 million from the change in fair value of the contingent value rights ("CVR's") liability related to the Innovus Merger during the three months ended March 31, 2021. During the nine months ended March 31, 2021, we recognized a loss of approximately $1.7 million from the change in the fair value of the ZolpiMist and Tuzistra contingent consideration liability and a loss of approximately $1.0 million from the change in fair value of the contingent value rights ("CVR's") liability related to the Innovus Merger.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $46.8 million of cash, cash equivalents and restricted cash. Our operations have historically consumed cash and are expected to continue to require cash, but at a declining rate.

Revenues for the three and nine months ended March 31, 2021 were approximately $13.5 million and $42.1 million, compared to $8.2 million and $12.8 million for the same periods ended March 31, 2020, an increase of 65% and 230%, respectively. Revenue is expected to increase over time, which will allow us to rely less on our existing cash balance and proceeds from financing transactions. Cash used by operations during the three and nine months ended March 31, 2021 was $19.7 million compared to $20.6 million for the three and nine months ended March 31, 2020. The decrease is due primarily to a decrease in working capital and pay down of other liabilities.

As of the date of this report, we expect costs of operations to increase as we integrate the Neos acquisition, invest in new product candidate development and continue to focus on revenue growth through increasing product sales. Our current assets totaling approximately $100.0 million as of March 31, 2021, plus the proceeds expected from ongoing product sales will be used to fund existing operations. We may continue to access the capital markets from time-to-time when market conditions are favorable. The timing and amount of capital that may be raised is dependent the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to us and our stockholders, or at all. We raised approximately $29.6 million, net during the nine months ended March 31, 2021, from the sale of approximately 0.4 million shares using our at-the-market facility and from the issuance of approximately 4.8 million shares of our common stock and 0.3 million placement agent warrants on the December 15, 2020 offering. Finally, on December 10, 2020, we exchanged $0.8 million of debt into 0.1 million shares of our common stock, reducing the need to use cash to satisfy this obligation. Between March 31, 2021, and the filing date of this quarterly report on Form 10-Q, we have not issued any common stock under our at-the-market offering program. As of the date of this report, we have adequate capital resources to cover potential net cash outflows for the twelve months following the filing date of this Quarterly Report.

If we are unable to raise adequate capital in the future when it is required, we can adjust our operating plans to reduce the magnitude of the capital needs under our existing operating plan. Some of the adjustments that could be made include delays of and reductions to commercial programs, reductions in headcount, narrowing the scope of our commercial plans, or reductions or delay to our research and development programs. Without sufficient operating capital, we could be required to relinquish rights to products or renegotiate to maintain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect our balance sheet and operating results.

The following table shows cash flows for the three months ended March 31, 2021 and 2020:

	Nine Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(19,677,832)	$(20,609,198)
Net cash used in investing activities	$(364,094)	$(5,610,732)
Net cash provided by financing activities	$18,498,572	$77,441,786

Net Cash Used in Operating Activities

During the nine-months ended March 31, 2021, our operating activities used $19.7 million in cash, which was less than the net loss of $34.2 million, primarily due to a $7.2 write-down related to inventory, and other non-cash adjustments such as depreciation, amortization and accretion, stock-based compensation, and loss from change in fair value of contingent consideration and CVR, decreases in accounts receivable, prepaid expenses, other current assets and an increase in accrued compensation. These charges were offset by an increase in inventory and decreases in accounts payable and accrued liabilities.

During the nine-months ended March 31, 2020, our operating activities used $20.6 million in cash, which was greater than the net loss of $10.5 million, primarily as a result of derecognition of contingent consideration and an increase in accounts receivable, offset by the non-cash depreciation, amortization and accretion, stock-based compensation charges to earnings, coupled with an increase in accounts payable.

Net Cash Used in Investing Activities

During the nine-months ended March 31, 2021, we made a payment of $0.2 million to acquire Neos, net of cash acquired, and paid $0.7 million in contingent consideration.

During the nine-months ended March 31, 2020, we used $1.4 million for the Innovus Merger. We also used $4.5 million for the Cerecor acquisition and we paid $0.2 million in contingent consideration offset by cash of $0.4 million received from Innovus Merger.

Net Cash from Financing Activities

Net cash provided by financing activities in the nine-months ended March 31, 2021 was $18.6 million. This was primarily related to the December 2020 offering for gross proceeds cost of $28.8 million offset by the offering cost of $2.6 million. We also issued shares of our common stock under the ATM with gross proceeds of $3.6 million, which was offset by commission and other offering cost of $1.6 million. We paid approximately $6.0 million on our short-term line of credit, $3.0 million related to fixed payment obligation and $0.3 million of debt.

Net cash provided by financing activities in the nine-months ended March 31, 2020 was $77.4 million. This was primarily related to the (i) October 2019 Offering for gross proceeds of $10.0 million, offset by the offering cost of $0.7 million which was paid in cash; (ii) $49 million raised in the March 2020 Offerings, offset by offering costs of approximately $4.5 million, and (iii) $23.0 million raised as the result of warrant exercises in March 2020.

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

Our assessment of in our internal controls over financial reporting excluded those processes or controls that exist at our Aytu Consumer Health reporting unit, which we acquired from the February 14, 2020. Those controls related to the Innovus Merger are being evaluated internally, and any changes as a result of that evaluation will be disclosed in future filings.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Harris and Walker County. On March 7, 2018 and April 18, 2019, Neos received citations advising Neos that the County of Harris Texas (“Harris County”) and the County of Walker Texas (“Walker County”) filed lawsuits on December 13, 2017 and January 11, 2019, respectively, against Neos and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through these lawsuits, each of Harris County and Walker County seek to recoup as damages some of the expenses they allegedly have incurred to combat opioid use and addiction. Each of Harris County and Walker County also seeks punitive damages, disgorgement of profits and attorneys’ fees.

Merger Action. On Between January 27, 2021 and February 25, 2021, nine lawsuits were filed related to the Neos Merger; on January 27, 2021, Wang v. Neos Therapeutics, Inc., et al., 1:21-cv-00095, was filed by purported Neos stockholder Elaine Wang against Neos and its directors in the U.S. District Court for the District of Delaware; on January 29, 2021, Dupree v. Neos Therapeutics, Inc., et al., 1:121-cv-00124, was filed by purported Neos stockholder Michael Dupree against Neos, its directors, the Merger Sub, and Aytu in the U.S. District Court for the District of Delaware; on February 1, 2021, London v. Neos Therapeutics, Inc., et al., 1:21-cv-00874, was filed by purported Neos stockholder Jack London against Neos and its directors in the U.S. District Court for the Southern District of New York; on February 3, 2021, Kates v. Neos Therapeutics, Inc., et al., 1:21-cv-00953, was filed by purported Neos stockholder Erin Kates against Neos and its directors in the U.S. District Court for the Southern District of New York; on February 3, 2021, Smith v. Neos Therapeutics, Inc., et al., 1:21-cv-00940, was filed by purported Neos stockholder Hayley Smith against Neos, its directors, the Merger Sub, and Aytu in the U.S. District Court for the Southern District of New York; on February 9, 2021, Tkatch v. Neos Therapeutics, Inc., et al., 1:21-cv-01187, was filed by purported Neos stockholder Natalia Tkatch against Neos and its directors, the Merger Sub, and Aytu in the U.S. District Court for the Southern District of New York; on February 16, 2021, Bushansky v. Neos Therapeutics, Inc., et al., 1:121-cv-00208, was filed by purported Neos stockholder Stephen Bushansky against Neos and its directors in the U.S. District Court for the District of Delaware; on February 16, 2021, Wheeler v. Neos Therapeutics, Inc., et al., 1:121-cv-00213, was filed by purported Neos stockholder Jacob Wheeler against Neos and its directors in the U.S. District Court for the District of Delaware; on February 25, 2021, Hein v. Neos Therapeutics, Inc., et al., 1:121-cv-00287, was filed by purported Neos stockholder Matthew Hein against Neos and its directors in the U.S. District Court for the District of Delaware. The London, Kates, Tkatch, Dupree and Wang cases were subsequently dismissed.

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

RISKS RELATED TO OUR BUSINESS AND FINANCIAL POSITION

Our business and operations would suffer in the event of system failures.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber‑attacks or successfully mitigating their effects.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from such cyber attacks, including computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. For example, the loss of data from completed clinical trials for our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action and the development of our product candidates could be delayed.

RISKS RELATED TO COMMERCIALIZATION

The design, development, manufacture, supply and distribution of our products and product candidates are highly regulated processes and technically complex.

We are subject to extensive regulation in connection with the preparation and manufacture of our products for commercial sale. Components of a finished therapeutic product approved for commercial sale or used in late‑stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products and product candidates that may not be detectable in final product testing. The development, manufacture, supply and distribution of our approved products as well as any of our future potential product candidates, are highly regulated processes and technically complex. We, along with our third‑party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of our attention deficit/hyperactivity disorder (“ADHD”) products, generic Tussionex, Tuzistra XR, and ZolpiMist is a regulated drug product and subject to the U.S. Drug Enforcement Administration (“DEA”) and state-level regulations, we have had to, and will continue to, need to secure state licenses from each state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

Regulatory authorities also may, at any time following approval of a product for sale, audit our manufacturing facilities. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time‑consuming for us to implement and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of our facility. Any such remedial measures imposed upon us could materially harm our business. If we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or revocation of a pre‑existing approval. As a result, our business, financial condition and results of operations may be materially harmed.

We rely on limited sources of supply for our ADHD products and our generic Tussionex, and any disruption in the chain of supply may impact production and sales of our ADHD products and our generic Tussionex, and cause delays in developing and commercializing our product candidates and currently manufactured and commercialized products.

Our approved NDAs for our ADHD products, include our proposed manufacturing process for each product. Any change to our manufacturing process, facilities or suppliers could require that we supplement our approved NDA. Also, because of our proprietary processes for manufacturing our product candidates, we cannot immediately transfer manufacturing activities for our ADHD products or our generic Tussionex to an alternate supplier, and a change of facilities would be a time‑consuming and costly endeavor.

Any changes to our manufacturing process would involve substantial cost and could result in a delay in our desired clinical and commercial timelines. We are also reliant on a limited number of suppliers for resin, drug compounds, coating and other component substances of our final product candidates and products. If any of these single‑source suppliers were to breach or terminate its supply agreement, if any, with us or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our product candidates and products. Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our product candidates or products could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our approved products or product candidates or a decrease in sales of our approved products, which could harm our financial position and commercial potential for our product candidates and products. Any alternative vendor would also need to be qualified through an NDA supplement which could result in further delay, including delays related to additional clinical trials. The FDA, DEA, or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of our ADHD products and our generic Tussionex that differ from the suppliers used for clinical development of such product candidates.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our products and product candidates, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and APIs on a timely basis and at commercially reasonable prices, including if our suppliers did not receive adequate DEA quotas for the supply of certain scheduled components, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, commercialization of our ADHD products, our generic Tussionex and clinical trials of future potential product candidates, may be delayed or we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

If we fail to produce our products or product candidates in the volumes that are required on a timely basis, we may face penalties from wholesalers and contracted retailers of our products and delays in the development and commercialization of our product candidates.

We currently depend on third‑party suppliers for the supply of the APIs for our products and product candidates, including drug substance for nonclinical research, clinical trials and commercialization. For our ADHD products, our generic Tussionex and NT0502, our product candidate for sialorrhea, we currently rely on single suppliers for raw materials including APIs, which we use to manufacture, produce and package final dosage forms. In particular, we have an exclusive supply agreement with Coating Place, Inc. (“CPI”), pursuant to which CPI (i) is the exclusive supplier of the active ingredient complexes in our generic Tussionex and (ii) has agreed to not supply anyone else engaged in the production of generic Tussionex with such active ingredient complexes. Any future curtailment in the availability of raw materials could result in production or other delays with consequent adverse effects on us. In addition, because regulatory authorities must generally approve raw material sources for pharmaceutical products, changes in raw material suppliers may result in production delays or higher raw material costs. We are subject to penalties from wholesalers and contracted retailers if we do not deliver our generic Tussionex and ADHD products in quantities that meet their demand. Any such delays could trigger these penalty provisions, which would have a negative impact on our business.

If we fail to manufacture our ADHD in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of these products or our product candidates, if approved, or be unable to meet market demand, and may be unable to generate potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. Pharmaceutical companies often encounter difficulties in manufacturing, particularly in scaling up production of their products. These problems include manufacturing difficulties relating to production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state and foreign regulations. If we are unable to demonstrate stability in accordance with commercial requirements, or if our raw material manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to obtain FDA approval and market our products and product candidates would be jeopardized. In addition, any delay or interruption in the supply of clinical trial supplies could delay or prohibit the completion of our clinical trials, increase the costs associated with conducting our clinical trials and, depending upon the period of delay, require us to commence new trials at significant additional expense or to terminate a trial. We purchase raw materials and components from various suppliers in order to manufacture our ADHD products. If we are unable to source the required raw materials from our suppliers, or if we do not obtain DEA quotas or receive inadequate DEA quotas, we may experience delays in manufacturing our ADHD products, and may not be able to meet our customers’ demands for our products.

In addition, we must comply with federal, state and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products or product candidates is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or product candidates or successfully commercialize such products or product candidates, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in clinical development, regulatory submissions, approvals or commercialization of our products or product candidates, entail higher costs or result in our being unable to effectively commercialize our products or product candidates. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

Our Grand Prairie facility was formerly operated by our predecessor, PharmaFab, Inc., or PharmaFab. In April 2007, the FDA announced entry of a Consent Decree of Permanent Injunction, or the Consent Decree, against PharmaFab, one of its subsidiaries and two of its officials. The Consent Decree arose out of several perceived cGMP deficiencies related to the manufacture of unapproved drugs or Drug Efficacy Study Implementation drugs that we no longer manufacture. In July 2019, we filed a motion with the U.S. District Court of North Texas to vacate the Consent Decree, which was unopposed by the Department of Justice and the FDA and was granted by the court on July 11, 2019. While the Consent Decree has been vacated, there can be no assurance that we will not become subject to similar orders in the future, which may result in us continuing to expend resources and attention to observe its terms, and there can be no assurance that we will be in compliance with its requirements.

If our sole manufacturing facility becomes damaged or inoperable or we decide to or are required to vacate our facility, our ability to manufacture our ADHD products, our generic Tussionex or future potential product candidates for clinical development, may be jeopardized. Our inability to continue manufacturing adequate supplies of our products could adversely affect our ability to generate revenues.

All of our manufacturing capabilities are housed in our sole manufacturing facility located in Grand Prairie, Texas. Our facility and equipment could be harmed or rendered inoperable by natural or man‑made disasters, including war, fire, tornado, power loss, communications failure or terrorism, any of which may render it difficult or impossible for us to operate our drug delivery technology platform and manufacture our product candidates or products for some period of time. While we seek to maintain finished goods inventory of our products outside of this facility, it is unlikely that the level of such inventory would be sufficient if we were to sustain anything other than a short-term disruption in our ability to manufacture our products and product candidates at our Grand Prairie, Texas facility. The inability to manufacture our products and product candidates if our facility or our equipment is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to manufacture our products and product candidates could become damaged and time‑consuming to repair or replace. It would be difficult, time‑consuming and expensive to rebuild our facility or repair or replace our equipment or license or transfer our proprietary technology to a third‑party, particularly in light of the requirements for a DEA‑registered manufacturing and storage facility like ours. If we decide to or are required to change or add a new manufacturer or supplier, the process would likely require prior FDA, DEA and/or equivalent foreign regulatory authority approval, and would be time consuming and costly. Even in the event we are able to find a third party with such qualifications to enable us to manufacture our products or product candidates, we may be unable to negotiate commercially reasonable terms.

We carry insurance for damage to our property and the disruption of our business, but this insurance may not cover all of the risks associated with damage or disruption to our business, may not provide coverage in amounts sufficient to cover our potential losses and may not continue to be available to us on acceptable terms, if at all. An inability to continue manufacturing adequate supplies of our ADHD products or our generic Tussionex at our Grand Prairie, Texas facility could result in a disruption in the supply of our products to physicians and pharmacies, which would adversely affect our ability to generate revenues.

Amphetamine, methylphenidate and hydrocodone are Schedule II controlled substances under the Controlled Substances Act, and any failure to comply with this Act or its state equivalents would have a negative impact on our business.

Amphetamine, methylphenidate and hydrocodone, which are the active ingredients in our Adzenys XR-ODT, Adzenys ER, Cotempla XR-ODT and generic Tussionex products, are listed by the DEA as a Schedule II controlled substance under the Controlled Substances Act (“CSA”). The DEA classifies substances as Schedule I, II, III, IV or V controlled substances, with Schedule I controlled substances considered to present the highest risk of substance abuse and Schedule V controlled substances the lowest risk. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, distribution and physician prescription procedures. For example, Schedule II controlled substances are subject to various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills. In addition to federal scheduling, some drugs may be subject to state‑controlled substance laws and regulations and more extensive requirements than those determined by the DEA and FDA. Though state controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, other states require additional state rulemaking or legislative action, which could delay commercialization. Some state and local governments also require manufacturers to operate a drug stewardship program that collects, secures, transports and safely disposes of unwanted drugs.

Entities must register annually with the DEA to manufacture, distribute, dispense, import, export and conduct research using controlled substances. In addition, the DEA requires entities handling controlled substances to maintain records and file reports, including those for thefts or losses of any controlled substances, and to obtain authorization to destroy any controlled substances.

Registered entities are subject to DEA inspection and also must follow specific labeling and packaging requirements, and provide appropriate security measures to control against diversion of controlled substances. Security requirements vary by controlled substance schedule with the most stringent requirements applying to Schedule I and Schedule II controlled substances. Required security measures include background checks on employees and physical control of inventory through measures such as vaults and inventory reconciliations. Failure to follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration. The DEA also has a production and procurement quota system that controls and limits the availability and production of Schedule I or II controlled substances. If we or any of our suppliers of raw materials that are DEA‑classified as Schedule I or II controlled substances are unable to receive any quota or a sufficient quota to meet demand for our products, if any, our business would be negatively impacted.

Public concern over the abuse of medications that are controlled substances, including increased legislative, legal and regulatory action, could negatively affect our business.

Products containing controlled substances may generate public controversy. Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of controlled substances such as opioids in the United States. State and local governmental agencies have commenced investigations into pharmaceutical companies and others in the supply chain in connection with the distribution of opioid medications. For example, on March 7, 2018 and April 18, 2019, we received citations advising us that the County of Harris Texas and the County of Walker Texas filed lawsuits on December 13, 2017 and January 11, 2019, respectively, against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through these lawsuits, each of Harris County and Walker County seek to recoup as damages some of the expenses they allegedly have incurred to combat opioid use and addiction. Each of Harris County and Walker County also seeks punitive damages, disgorgement of profits and attorneys’ fees. In addition, multiple lawsuits have been filed against pharmaceutical companies alleging, among other claims, failures to provide effective controls and procedures to guard against the diversion of controlled substances, negligence by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failures to report suspicious orders of controlled substances in accordance with regulations. Certain of these cases have recently been settled, some for hundreds of millions of dollars. In the future, political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict, the introduction and marketing of our product or product candidates, the withdrawal of currently approved products from the market, or result in other legal action.

In addition, we are aware of other legislative, regulatory or industry measures to address the misuse of prescription opioid medications which could affect our business in ways that we may not be able to predict. For example, the State of New York has undertaken efforts to create an annual surcharge on all manufacturers and distributors licensed to sell or distribute opioids in New York, as well as a tax on sales of opioids in the state. Other states have implemented and are also considering legislation that could require us to pay taxes, licensing fees, or assessments on the distribution of opioid medications in those states. These laws and proposed bills vary in the amounts and the means of calculation. Liabilities for taxes or assessments under any such laws will likely have an adverse impact on our results of operations, unless we are able to mitigate them through operational changes or commercial arrangements where permitted and may result in us ceasing to continue to sell our products in these jurisdictions.

Product liability lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our products.

The risk that we may be sued on product liability claims is inherent in the development of pharmaceutical products. We face a risk of product liability exposure related to the testing of our product candidates in clinical trials and face even greater risks related to the commercialization of our products and upon any commercialization by us of our future products and, if approved, our product candidates, such as claims related to opioid abuse. For example, on March 7, 2018, we received a citation advising us that the County of Harris Texas filed a lawsuit on December 13, 2017 against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. On April 18, 2019, we received a citation advising us that the County of Walker Texas filed a lawsuit on January 11, 2019 against us and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forego further commercialization of one or more of our products.

Our product liability insurance coverage may not be adequate to cover any and all liabilities that we may incur.

We currently carry product liability insurance coverage, although aggregate limits may not be adequate to cover any and all liabilities that we may incur. Insurance coverage is increasingly expensive and difficult to obtain. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business. In addition, we may not be able to obtain or maintain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims, which could prevent or inhibit the commercial production and sale of our products. For example, we have experienced increasing difficulty in procuring insurance coverage for our products, in particular, our opioid‑based product, due to their status as controlled substances.

GENERAL RISK FACTORS

Our business may be adversely affected by the effects of the COVID-19 pandemic.

In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. It has since spread to multiple other countries and, in March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. This pandemic has adversely affected or has the potential to adversely affect, among other things, the economic and financial markets and labor resources of the countries in which we operate, our manufacturing and supply chain operations, research and development efforts, commercial operations and sales force, administrative personnel, third-party service providers, business partners and customers, and the demand for some of our marketed products.

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

Legislative or regulatory reform of the health care system in the United States may adversely impact our business, operations or financial results.

Our industry is highly regulated and changes in law may adversely impact our business, operations or financial results. In particular, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the “Affordable Care Act” or “ACA”), was signed into law. This legislation changes the current system of healthcare insurance and benefits intended to broaden coverage and control costs. The law also contains provisions that will affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following:

●	mandatory rebates for drugs sold into the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk based Medicaid managed care plans.

●

the 340B Drug Pricing Program under the Public Health Service Act has been extended to require mandatory discounts for drug products sold to certain critical access hospitals, cancer hospitals and other covered entities.

●	pharmaceutical companies are required to offer discounts on branded drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole."

●

pharmaceutical companies are required to pay an annual non tax deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense.

Despite initiatives to invalidate the ACA, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, it is unclear what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that cost‑sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it would discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and again on July 18, 2018. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third‑party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. On April 27, 2020, the U.S. Supreme Court decided that ACA requires the federal government to compensate insurers for significant losses their health plans incurred during the first three years of the Act’s marketplaces, and that insurers can sue for nonpayment in the Court of Federal Claims. The effects of a potential future gap in reimbursement on third party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment.

Moreover, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

In 2021, Congress may consider other legislation to repeal and replace elements of the ACA, and litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. Changes to the ACA or other existing health care regulations could significantly impact our business and the pharmaceutical industry. Although it is too early to determine the effect of legal challenges, pending legislation, and executive action on the ACA, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Additionally, other federal health reform measures have been proposed and adopted in the United States since the ACA was enacted:

●

the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken.

●

the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

The Right to Try Act of 2018 provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer should develop an internal policy and respond to patient requests according to that policy.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. In addition, the United States government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. Individual states in the United States have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

At the federal level, the Trump Administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump Administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. Additionally, in December 2019, the FDA issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the draft guidance, if finalized, is unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Further, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Act of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the Department of Health and Human Services (HHS) to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, have been designed to encourage importation from other countries and bulk purchasing. We anticipate pricing scrutiny will continue and escalate, including on a global basis. As a result, our business and reputation may be harmed, our stock price may be adversely impacted and experience periods of volatility, and our results of operations may be adversely impacted.

CMS may also develop new payment and delivery models, such as bundled payment models. CMS finalized regulations that give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS finalized a rule that amends the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. CMS is still considering proposed changes to the definition of “negotiated prices” in the regulations. It is unclear what effect such changes will have on our business and ability to receive adequate reimbursement for our products.

In addition, in September 2007, the Food and Drug Administration Amendments Act of 2007 was enacted giving the FDA enhanced post-marketing authority including the authority to require post-marketing studies and clinical trials, labeling changes based on new safety information and compliance with REMS approved by the FDA. The FDA’s exercise of this authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to ensure compliance with post-approval regulatory requirements and potential restrictions on the sale and/or distribution of approved products.

Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative and regulatory developments are likely, and we expect ongoing initiatives in the United States to increase pressure on drug pricing. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Inadequate funding for the FDA, and other government agencies could prevent our new products, services and product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which could adversely affect our business. Any government shutdown or other disruption of normal activities at these regulatory agencies, such as the FDA, could lead to a delay or stop in critical activities. If a prolonged government shutdown were to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our Enzastaurin product candidate is being developed for other indications by other sponsors.  Any undesirable adverse events that occur in relation to the activities by other sponsors could delay or prevent our regulatory approval, limit the commercial profile of Enzastaurin, or result in significant negative consequences following any regulatory approval.

Undesirable adverse events that occur in relation to the activities by other sponsors related to our Enzastaurin product candidate could cause us or regulatory authorities to interrupt, delay or halt development or could result in the delay or denial of regulatory approval by the FDA or other comparable regulatory authorities.  Drug-related adverse events involving Enzastaurin by other sponsors could also harm our reputation, business, financial condition and business prospects.

Additionally, if Enzastaurin receives regulatory approval, and we or others later identify undesirable side effects caused by such drugs, a number of potentially significant negative consequences could result, including but not limited to:

●	suspending the marketing of the drug;

●	having regulatory authorities withdraw approvals of the drug;

●	adding warnings on the label;

●	conducting post-market studies;

●	being sued and held liable for harm caused to subjects or patients; and

●	damage to our reputation.

Any of these events could prevent us from achieving or maintaining market acceptance of Enzastaurin, if approved, and could significantly harm our business, results of operations and prospects.

We may seek Orphan Drug Designation or other designations for our product candidates, but even if designated we may not ultimately realize the potential benefits of such designations.

We may seek Orphan Drug Designation or other designations for our product candidates from the FDA. Under the Orphan Drug Act, the FDA may designate a drug product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States but where there is no reasonable expectation to recover the costs of developing and marketing a treatment drug in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. After the FDA grants Orphan Drug Designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. However, Orphan Drug Designation nor any other designation shortens the development time nor regulatory review time of a product candidate nor gives the candidate any advantage in the regulatory review or approval process.

In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a demonstration of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective. Even if we obtain Orphan Drug Designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care.

We may never realize the expected benefits from the divestiture of Natesto.

The divestiture of Natesto is part of a strategy to transform ourselves into a high growth, specialty pharmaceutical company. If we are unable to achieve our growth and profitability objectives due to competition, lack of acceptance of our products, failure to generate favorable clinical data or gain regulatory approvals, or other risks as described in this section, or due to other events, we will not be successful in transforming our business and may not see the appropriate market valuation. Moreover, Natesto generated substantial revenue historically which we may not be able to replace. While over time we expect to replace this revenue by investing in, acquiring and accelerating other revenue streams, there is a risk we will be unable to replace the revenue that Natesto generated, or that the cost of such will be higher than expected. In addition, we may not ultimately receive the full benefits from the divestiture over the term as expected. If we are unable to achieve our growth objectives, such failure will be exacerbated by the loss of revenue generated by Natesto, and could materially impact our financial position and results of operations, resulting in a decline in our stock price.

Clinical drug development is a lengthy and expensive process with uncertain timelines and uncertain outcomes. If clinical trials of any future therapeutic candidates are prolonged or delayed, we or our current or future collaborators may be unable to obtain required regulatory approvals, and therefore we will be unable to commercialize our future therapeutic candidates on a timely basis or at all, which will adversely affect our business.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process and our future clinical trial results may not be successful. We may experience delays in initiating or completing our clinical trials. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any future therapeutic candidates.

Our clinical trials may fail to demonstrate substantial evidence of the safety and effectiveness of future product candidates that we may identify and pursue, which would prevent, delay or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of future therapeutic candidates, we must demonstrate through lengthy, complex and expensive nonclinical studies, preclinical studies and clinical trials that the applicable therapeutic candidate is both safe and effective for use in each target indication. A therapeutic candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.

We cannot be certain that any clinical trials will be successful. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same therapeutic candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.

Even if any of our future therapeutic candidates obtain regulatory approval, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, any such therapeutic candidates, if approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with any of our future therapeutic candidates.

If the FDA or a comparable foreign regulatory authority approves any of our future therapeutic candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the therapy and underlying therapeutic substance will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practice (“cGMP”) and with good clinical practice (“GCP”) for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such therapies. Later discovery of previously unknown problems with any approved therapeutic candidate, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the labeling, distribution, marketing or manufacturing of our future therapeutic candidates, withdrawal of the product from the market, or product recalls;

●	untitled and warning letters, or holds on clinical trials;

●	refusal by the FDA or other foreign regulatory body to approve pending applications or supplements to approved applications we filed or suspension or revocation of license approvals;

●	requirements to conduct post-marketing studies or clinical trials;

●	restrictions on coverage by third-party payors;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approvals:

●	product seizure or detention, or refusal to permit the import or export of the product; and

●	injunctions or the imposition of civil or criminal penalties.

In addition, any regulatory approvals that we receive for our future therapeutic candidates may also be subject to limitations on the approved indicated uses for which the therapy may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of such therapeutic candidates.

If there are changes in the application of legislation, regulations or regulatory policies or if we or one of our distributors, licensees or co-marketers fails to comply with regulatory requirements, the regulators could take various actions. These include imposing fines on us, imposing restrictions on the therapeutic or its manufacture and requiring us to recall or remove the therapeutic from the market. The regulators could also suspend or withdraw our marketing authorizations, requiring us to conduct additional clinical trials, change our therapeutic labeling or submit additional applications for marketing authorization. If any of these events occurs, our ability to sell such therapy may be impaired, and we may incur substantial additional expense to comply with regulatory requirements, which could materially adversely affect our business, financial condition and results of operations.

The results of preclinical studies and early-stage clinical trials of our future therapeutic candidates may not be predictive of the results of later stage clinical trials. Initial success in our ongoing clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

Therapeutic candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Furthermore, there can be no assurance that any of our clinical trials will ultimately be successful or support further clinical development of any of our future therapeutic candidates. There is a high failure rate for drugs proceeding through clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in clinical development even after achieving promising results in earlier studies.

We will depend on enrollment of patients in our clinical trials for our future therapeutic candidates. If we are unable to enroll patients in our clinical trials, our research and development efforts and business, financial condition and results of operations could be materially adversely affected.

Identifying and qualifying patients to participate in our clinical trials will be critical to our success. Patient enrollment depends on many factors, including:

●	the size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;

●	identifying and enrolling eligible patients, including those willing to discontinue use of their existing medications;

●	the design of the clinical protocol and the patient eligibility and exclusion criteria for the trial;

●	safety profile, to date, of the therapeutic candidate under study;

●	the willingness or availability of patients to participate in our trials, including due to the perceived risks and benefits, stigma or other side effects of use of a controlled substance;

●	perceived risks and benefits of our approach to treatment of indication;

●	the proximity of patients to clinical sites:

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	the availability of competing clinical trials;

●	the availability of new drugs approved for the indication the clinical trial is investigating;

●	clinicians’ and patients’ perceptions of the potential advantages of the drug being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating; and

●	our ability to obtain and maintain patient informed consents.

Even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.

In addition, any negative results we may report in clinical trials may make it difficult or impossible to recruit and retain patients in other clinical trials of that same therapeutic candidate. Delays in the enrollment for any clinical trial will likely increase our costs, slow down the approval process and delay or potentially jeopardize our ability to commence sales of our future therapeutic candidates and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of any future therapeutic candidates.

The future commercial success of our future therapeutic candidates will depend on the degree of market access and acceptance of our potential therapies among healthcare professionals, patients, healthcare payors, health technology assessment bodies and the medical community at large.

We may never have a therapy that is commercially successful. To date, we have no therapy authorized for marketing. Furthermore, if approved, our future therapies may not achieve an adequate level of acceptance by payors, health technology assessment bodies, healthcare professionals, patients and the medical community at large, and we may not become profitable. The level of acceptance we ultimately achieve may be affected by negative public perceptions and historic media coverage of psychedelic substances, including psilocybin. Because of this history, efforts to educate the medical community and third-party payors and health technologies assessment bodies on the benefits of our future therapies may require significant resources and may never be successful, which would prevent us from generating significant revenue or becoming profitable. Market acceptance of our future therapies by healthcare professionals, patients, healthcare payors and health technology assessment bodies will depend on a number of factors, many of which are beyond our control, including, but not limited to, the following:

●	acceptance by healthcare professionals, patients and healthcare payors of each therapy as safe, effective and cost-effective;

●	changes in the standard of care for the targeted indications for any therapeutic candidate;

●	the strength of sales, marketing and distribution support;

●	potential product liability claims;

●	the therapeutic candidate’s relative convenience, ease of use, ease of administration and other perceived advantages over alternative therapies;

●	the prevalence and severity of adverse events or publicity;

●	limitations, precautions or warnings listed in the summary of therapeutic characteristics, patient information leaflet, package labeling or instructions for use:

●	the cost of treatment with our therapy in relation to alternative treatments;

●	the ability to manufacture our product in sufficient quantities and yields;

●	the availability and amount of coverage and reimbursement from healthcare payors, and the willingness of patients to pay out of pocket in the absence of healthcare payor coverage or adequate reimbursement;

●	the willingness of the target patient population to try, and of healthcare professionals to prescribe, the therapy;

●	any potential unfavorable publicity, including negative publicity associated with recreational use or abuse of psilocybin;

●	the extent to which therapies are approved for inclusion and reimbursed on formularies of hospitals and managed care organizations; and

●	whether our therapies are designated under physician treatment guidelines or under reimbursement guidelines as a first-line, second-line, third-line or last-line therapy.

If our future therapeutic candidates fail to gain market access and acceptance, this will have a material adverse impact on our ability to generate revenue to provide a satisfactory, or any, return on our investments. Even if some therapies achieve market access and acceptance, the market may prove not to be large enough to allow us to generate significant revenue.

Changes in methods of therapeutic candidate or commercial product manufacturing or formulation may result in additional costs or delay.

As therapeutic candidates are developed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, may be altered along the way in an effort to optimize processes and results. Any of these changes could cause any of our current products or future therapeutic candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of any of our future therapeutic candidates and jeopardize our ability to commence product sales and generate revenue.

We may become exposed to costly and damaging liability claims, either when testing our future therapeutic candidates in the clinic or at the commercial stage, and our product liability insurance may not cover all damages from such claims.

We will be exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of therapeutic candidates. Any failure of future therapeutic candidates by us and our corporate collaborators in clinical trials may expose us to liability claims as may the potential sale of any therapies approved in the future. These claims might be made by patients who use our therapies, healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that research or sell our therapies. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our future therapeutic candidates or any prospects for commercialization of our future therapeutic candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a drug, even after regulatory approval, may exhibit unforeseen side effects. If any of our future therapeutic candidates causes adverse side effects during clinical trials or after regulatory approval, we may be exposed to substantial liabilities.

Physicians and patients may not comply with warnings that identify known potential adverse effects and describe which patients should not use any of our future therapeutic candidates. Regardless of the merits or eventual outcome, liability claims may cause, among other things, the following;

●	decreased demand for our therapies due to negative public perception;

●	injury to our reputation;

●	withdrawal of clinical trial participants or difficulties in recruiting new trial participants;

●	initiation of investigations by regulators;

●	costs to defend or settle the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients:

●	recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue from therapeutic sales; and

●	our inability to commercialize any of our future therapeutic candidates, if approved.

In addition we may not be able to obtain or maintain insurance coverage at a reasonable cost or obtain insurance coverage that will be adequate to satisfy all liabilities that may arise. If a successful product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business, financial condition and results of operations could be materially adversely affected. Liability claims resulting from any of the events described above could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with health and data protection laws and regulations could lead to U.S. federal and state government enforcement actions, including civil or criminal penalties, private litigation, and adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to U.S. federal and state data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, which are subject to privacy and security requirements under HIPAA, as amended by HITECH. To the extent that we act as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Compliance with U.S. and foreign privacy and data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 12, 2019, by and among Aytu BioScience, Inc., Aytu Acquisition Sub, Inc. and Innovus Pharmaceuticals, Inc.	8-K	9/18/19	2.1

2.2	Asset Purchase Agreement, dated October 10, 2019	8-K	10/15/19	2.1

2.3	Agreement and Plan of Merger, dated as of December 10, 2020, by and among Aytu BioScience, Inc., Neutron Acquisition Sub, Inc. and Neos Therapeutics, Inc.	8-K	12/10/2020	2.1

2.4	Asset Purchase Agreement, dated April 12, 2021				X

3.1	Certificate of Incorporation effective June 3, 2015	8-K	6/09/15	3.1

3.2	Certificate of Amendment of Certificate of Incorporation effective June 1, 2016	8-K	6/02/16	3.1

3.3	Certificate of Amendment of Certificate of Incorporation, effective June 30, 2016	8-K	7/01/16	3.1

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock, filed on August 11, 2017	8-K	8/16/17	3.1

3.5	Certificate of Amendment of Certificate of Incorporation, effective August 25, 2017	8-K	8/29/17	3.1

3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed on March 2, 2018	S-1/A	2/27/18	3.6

3.7	Certificate of Amendment to the Restated of Certificate of Incorporation, effective August 10, 2018	8-K	8/10/18	3.1

3.8	Amended and Restated Bylaws	8-K	6/09/15	3.2

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock	10-Q	2/7/19	10.4

3.10	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock	8-K	10/15/19	3.1

3.11	Certificate of Designation of Preferences, Rights and Limitations of Series G Convertible Preferred Stock	8-K	11/4/19	3.1

3.12	Certificate of Amendment to the Restated Certificate of Incorporation, effective December 7, 2020	8-K	12/8/2020	3.1

3.13	Certificate of Amendment of Certificate of Incorporation of Aytu Bioscience, Inc., effective March 19, 2021.	8-K	3/22/2021	3.1

4.1	Form of Placement Agent Warrant issued in 2015 Convertible Note Financing	8-K	7/24/15	4.2

4.2	Warrant Agent Agreement, dated May 6, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC	8-K	5/6/16	4.1

4.3	First Amendment to May 6, 2016 Warrant Agent Agreement between Aytu BioScience, Inc. and VStock Transfer LLC	S-1	9/21/16	4.5

4.4	Warrant Agent Agreement, dated November 2, 2016 by and between Aytu BioScience, Inc. and VStock Transfer, LLC	8-K	11/2/16	4.1

4.5	Form of Amended and Restated Underwriters Warrant (May 2016 Financing)	8-K	3/1/17	4.1

4.6	Form of Amended and Restated Underwriters Warrant (October 2016 Financing)	8-K	3/1/17	4.2

4.7	Form of Common Stock Purchase Warrant issued on August 15, 2017	8-K	8/16/17	4.1

4.8	Form of Common Stock Purchase Warrant for March 2018 Offering	S-1	2/27/18	4.8

4.9	Form of Pre-Funded Purchase Warrant	8-K	3/13/20	4.1

4.10	Form of Placement Agents Warrant	8-K	3/13/20	4.2

4.11	Form of Warrant	8-K	3/13/20	4.1

4.12	Form of Placement Agents Warrant	8-K	3/13/20	4.2

4.13	Form of Warrant	8-K	3/20/20	4.1

4.14	Form of Placement Agents Warrants	8-K	3/20/20	4.2

4.15	Form of Wainwright Warrant	8-K	7/2/20	4.1

4.16	Form of Underwriter's Warrant	8-K	12/14/2020	4.1

10.1	Amended Employment Agreement with Joshua R. Disbrow dated July 1, 2020	10-K	10/6/20	10.62

10.2	Amended Employment Agreement with David A. Green dated July 1, 2020	10-K	10/6/20	10.63

\

10.3	License Agreement with Avrio Genetics, LLC, dated January 20, 2020*	10-Q	2/11/2021	10.1

10.4	Consent, Waiver and Sixth Amendment to Facility Agreement, by and among Aytu BioScience, Inc., Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC, Neos Therapeutics, LP, Neos Therapeutics Commercial, LLC, PharmaFab Texas, LLC, Deerfield Private Design Fund III L.P., Deerfield Partners, L.P. and Deerfield Mgmt, L.P., dated March 19, 2021.	8-K	3/22/2021	10.1

10.5	Consent, Waiver and Amendment No. 1 to Loan and Security Agreement, by and among Aytu BioScience, Inc., Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC, Neos Therapeutics, LP, Neos Therapeutics Commercial, LLC, PharmaFab Texas, and Encina Business Credit, LLC, dated March 19, 2021.	8-K	3/22/2021	10.2

10.6	Employment Agreement between Aytu BioPharma, Inc. and Richard Eisenstadt, dated March 31, 2021.	8-K	4/5/2021	10.1

10.7	Indemnification Agreement between Aytu BioPharma, Inc. and Gerald McLaughlin, dated March 19, 2021.				X

10.8	Indemnification Agreement between Aytu BioPharma, Inc. and Beth P. Hecht, dated March 19, 2021.				X

10.9	Termination and Transition Agreement between Aytu BioPharma, Inc. and Acerus Pharmaceuticals Corporation, dated March 31, 2021.				X

10.10	Separation Agreement between Aytu BioPharma, Inc. and David A. Green, dated March 31, 2021.				X

10.11	Second Amendment to Employment Agreement with Joshua R. Disbrow dated April 7, 2021.				X

10.12	Employment Agreement between Aytu BioPharma, Inc. and Nathaniel Massari, dated April 12, 2021.				X

10.13	Employment Agreement between Aytu BioPharma, Inc. and Christopher Brooke, dated April 12, 2021.				X

10.14	Option and Exclusive License Agreement between Rumpus VEDS, LLC and Denovo Biopharma LLC, dated December 21, 2019				X

10.15	Exclusive License Agreement between Rumpus VEDS, LLC and Johns Hopkins University, dated December 20, 2019.				X

31.1	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*.				X

101
XBRL (extensible Business Reporting Language). The following materials from Aytu BioScience, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AYTU BIOPHARMA, INC.

Date:	May 17, 2021	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer