Form 10-Q
period 2021-09-30
AYTU BIOPHARMA, INC
filed 2021-11-15
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2021, there were 28,147,712 shares of the registrant’s common stock outstanding.

AYTU BIOPHARMA, INC. AND SUBSIDIARIES FOR THE QUARTER ENDED SEPTEMBER 30, 2021

INDEX

PART I—FINANCIAL INFORMATION

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

This Quarterly Report on Form 10-Q refers to trademarks, such as Adzenys, Aytu, Aytu BioPharma, Apeaz, Cotempla, Diabasens, FlutiCare, Innovus Pharma, Neos, OmepraCare, Poly-Vi-Flor, Regoxidine, Tri-Vi-Flor, Tuzistra, Urivarx, Zestra, and ZolpiMist which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share)

	(Unaudited) September 30,	June 30,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$40,308	$49,649
Restricted cash	252	252
Accounts receivable, net	21,626	28,176
Inventory, net	16,314	16,339
Prepaid expenses	9,343	9,780
Other current assets	1,195	1,038
Total current assets	89,038	105,234
Property and equipment, net	4,666	5,140
Operating lease right-of-use asset	3,826	3,563
Intangible assets, net	83,385	85,464
Goodwill	46,349	65,802
Other long-term assets	465	465
Total long-term assets	138,691	160,434
Total assets	$227,729	$265,668

Liabilities
Current liabilities
Accounts payable and other	$9,383	$19,255
Accrued liabilities	54,380	51,295
Accrued compensation	4,762	5,939
Short-term line of credit	4,520	7,934
Current portion of debt	16,508	16,668
Current portion of operating lease liabilities	1,084	940
Current portion of fixed payment arrangements	3,221	3,134
Current portion of CVR liabilities	1	218
Current portion of contingent consideration	4,138	4,055
Total current liabilities	97,997	109,438
Long-term debt, net of current portion	154	180
Long-term operating lease liability, net of current portion	2,758	2,624
Long-term fixed payment arrangements, net of current portion	5,485	6,324
Long-term CVR liabilities, net of current portion	1,347	1,177
Long-term contingent consideration, net of current portion	8,169	8,002
Other long-term liabilities	319	355
Total liabilities	116,229	128,100
Commitments and contingencies
Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021 and June 30, 2021	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 27,771,912 and 27,490,412, respectively, as of September 30, 2021 and June 30, 2021	3	3
Additional paid-in capital	317,647	315,864
Accumulated deficit	(206,150)	(178,299)
Total stockholders’ equity	111,500	137,568
Total liabilities and stockholders’ equity	$227,729	$265,668

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share)

(Unaudited)

	Three Months Ended
	September 30,
	2021	2020
Product revenue, net	$21,897	$13,520
Cost of sales	9,441	4,063
Gross profit	12,456	9,457

Operating expenses
Research and development	2,096	183
Selling and marketing	9,297	5,826
General and administrative	8,216	5,420
Impairment of goodwill	19,453	—
Amortization of intangible assets	1,093	1,585
Total operating expenses	40,155	13,014
Loss from operations	(27,699)	(3,557)
Other (expense) income
Other (expense), net	(40)	(751)
Gain / (Loss) from contingent consideration	(219)	2
Total other (expense) income	(259)	(749)
Loss before income tax	(27,958)	(4,306)
Income tax expense (benefit)	(107)	—
Net loss	$(27,851)	$(4,306)
Weighted average number of common shares outstanding	25,597,319	12,158,594
Basic and diluted net loss per common share	$(1.09)	$(0.35)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

(Unaudited)

	Three Months Ended September 30,
	2021		2020
	Shares	Amount	Shares	Amount
Preferred Stock
Balance beginning of period	—	$—	—	$—
Balance end of period	—	—	—	—
Common Stock
Balance beginning of period	27,490,412	3	12,583,736	1
Stock-based compensation	220,000	—	—	—
Issuance of common stock, net of issuance cost	61,500	—	—	—
Balance end of period	27,771,912	3	12,583,736	1
Additional Paid-In Capital
Balance beginning of period	—	315,864	—	215,024
Stock-based compensation	—	1,519	—	455
Tax withholding for stock-based compensation	—	(6)	—	—
Stock issuance cost	—	—	—	(101)
Issuance of common stock, net of issuance cost	—	270	—	—
Balance end of period	—	317,647	—	215,378
Accumulated Deficit
Balance beginning of period	—	(178,299)	—	(120,010)
Net loss	—	(27,851)	—	(4,306)
Balance end of period	—	(206,150)	—	(124,316)
Total stockholders' equity	27,771,912	$111,500	12,583,736	$91,063

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	September 30,
	2021	2020
Operating Activities
Net loss	$(27,851)	$(4,306)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	2,677	2,035
Impairment of goodwill	19,453	—
Stock-based compensation expense	1,519	455
Loss (gain) from contingent considerations	219	(2)
Amortization of senior debt discount (premium)	(161)	85
Loss on sale of equipment	—	112
Gain on termination of lease	—	(343)
Inventory write-down	203	99
Other noncash adjustments	(61)	—
Changes in operating assets and liabilities:
Accounts receivable	6,525	(937)
Inventory	(178)	(1,480)
Prepaid expenses and other current assets	279	1,691
Accounts payable and other	(9,888)	(4,520)
Accrued liabilities	3,326	(845)
Other operating assets and liabilities, net	147	(27)
Net cash used in operating activities	(3,791)	(7,983)
Investing Activities
Contingent consideration payment	(50)	(19)
Other investing activities	(36)	10
Net cash used in investing activities	(86)	(9)
Financing Activities
Proceeds from issuance of stock	307	—
Payment of stock issuance costs	(21)	(1,633)
Payment made to fixed payment arrangement	(2,305)	(409)
Payments made to borrowings	(45,651)	(136)
Proceeds from borrowings	42,212	—
Other financing activities	(6)	—
Net cash used in financing activities	(5,464)	(2,178)
Net change in cash, restricted cash and cash equivalents	(9,341)	(10,170)
Cash, cash equivalents and restricted cash at beginning of period	49,901	48,333
Cash, cash equivalents and restricted cash at end of period	$40,560	$38,163
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$40,308	$37,911
Restricted cash	252	252
Total cash, cash equivalents and restricted cash	$40,560	$38,163
Supplemental cash flow data
Cash paid for interest	$1,688	$248
Non-cash investing and financing activities:
Fixed payment arrangements included in accrued liabilities	$525	$431
Other noncash investing and financing activities	$16	$20
Warrants issued	$—	$356

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation

Aytu BioPharma, Inc. (“Aytu”, the “Company” or “we”), is a commercial-stage specialty pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. The Company currently operates the Aytu BioPharma business, consisting of the Company’s prescription pharmaceutical products (the “Rx Portfolio”), and the Aytu consumer healthcare products business (the “Consumer Health Portfolio”). The Rx Portfolio consists of commercialized prescription pharmaceutical products for the treatment of attention deficit hyperactivity disorder ("ADHD"), allergies, insomnia and various pediatric conditions. The Aytu consumer health business is focused on commercializing consumer healthcare products. The Company was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado and was re-incorporated in the state of Delaware on June 8, 2015.

The Rx Portfolio consists of (i) Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets, Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets and Adzenys ER (amphetamine) extended-release oral suspension for the treatment of ADHD, (ii) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, (iii) Karbinal ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions, (iv) ZolpiMist, the only FDA-approved oral spray prescription sleep aid, (v) Tuzistra XR, the only FDA-approved 12-hour codeine-based antitussive syrup and (vi) a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release oral suspension for the treatment of cough and upper respiratory symptoms of a cold. Adzenys ER was discontinued as of September 30, 2021.

The Consumer Health Portfolio consists of over thirty consumer health products competing in large healthcare categories, including diabetes management (with a concentration on neuropathy), pain management, digestive health, sexual and urological health and general wellness, commercialized through direct-to-consumer marketing channels utilizing the Company's proprietary Beyond Human marketing and sales platform and on e-commerce platforms.

On July 1, 2021, the Company and Avrio Genetics, LLC (“Avrio”) mutually agreed to terminate the exclusive license agreement to license the intellectual property surrounding the use and commercialization of the MiOXSYS commercial system to Avrio, effective as of June 29, 2021. In connection with the termination of the agreement, the Company entered into a termination agreement with Avrio. Pursuant to the terms of this termination agreement, the original Avrio agreement and its amendments are terminated in their entirety, except for certain provisions that survive the termination as specified in such agreement.

Subsequent to the Avrio termination, on July 1, 2021, the Company signed an Asset Purchase Agreement (the “UAB APA”) with UAB “Caerus Biotechnologies” (“UAB”). Pursuant to the terms and conditions of the agreement, UAB will acquire all existing intellectual property rights, technical information and know-how related to MiOXSYS as well as all existing inventory and all rights attached and related to the product and manufacturing thereof. As consideration, UAB agreed to pay the Company approximately $0.5 million and make royalty payments to the Company of five percent of global net revenue of MiOXSYS for five years from the closing date of the transactions contemplated in the UAB APA.

On September 29, 2021, the Company and UAB entered into an amendment to the UAB APA, pursuant to which, (i) September 30, 2021 was established as the closing date, (ii) UAB was provided with termination right in the event that the Company is unable to complete the transfer of intellectual property assets to UAB by May 31, 2022 (“Termination Rights”), provided that the delay is not due to IP offices, foreign or domestic and (iii) the Company is required to pay 5% of the deal purchase price in the event UAB terminated the agreement as provided in the Termination Rights. As of September 30, 2021, the Company deferred recognition of $0.1 million payments received from UAB as income until it satisfies the provisions in the Termination Rights, which was included in accrued liabilities in the consolidated balance sheet.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets, while also developing a de-risked, late-stage pipeline focused on pediatric-onset conditions and difficult-to-treat diseases.

As of September 30, 2021, the Company had approximately $40.6 million of cash, cash equivalents and restricted cash. The Company’s operations have historically consumed cash and are expected to continue to consume cash. The Company incurred a net loss of approximately $27.9 million and $4.3 million during the three months ended September 30, 2021 and 2020, respectively. The Company had an accumulated deficit of approximately $206.2 million and $178.3 million as of September 30, 2021 and June 30, 2021, respectively. Cash used in operations was approximately $3.8 million and $8.0 million during the three months ended September 30, 2021 and 2020, respectively.

Management plans to focus on executing on its business plan or otherwise reducing its expenses, renegotiating its debt facilities, or raising additional capital in order to meet its obligations. Management believes that the Company has access to capital resources through possible public or private equity offerings, debt financings, or other means; however, the Company cannot provide any assurance that it will be able to raise additional capital or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan.

As of the date of this Report, the Company expects its costs for operations to increase as the Company integrates the Neos acquisition, invests in new product development, continues to focus on revenue growth through increasing product sales and making additional acquisitions. The Company’s current assets totaling approximately $89.0 million as of September 30, 2021 and the proceeds expected from ongoing product sales will be used to fund existing operations. The Company may continue to access the capital markets from time-to-time when market conditions are favorable. The timing and amount of capital that may be raised is dependent on the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to the Company and its stockholders, or at all.

Since the Company has sufficient cash on-hand as of September 30, 2021 to cover potential net cash outflows for the twelve months following the filing date of this Annual Report, the Company reports that there exists no substantial doubt about its ability to continue as a going concern.

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

Basis of Presentation. The unaudited condensed consolidated financial statements contained in this report represent the financial statements of the Company and its wholly owned subsidiaries, Innovus Pharmaceuticals, Inc., Aytu Therapeutics, LLC and Neos Therapeutics, Inc. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, which included all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2021 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of September 30, 2021 and for the three months ended September 30, 2021, and 2020, is unaudited.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for doubtful accounts, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, goodwill impairment, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Prior Period Reclassification

Certain prior year amounts in the consolidated balance sheets, statements of earnings and statements of cashflows have been reclassified to conform to the current year presentation, including a reclassification made in the presentation of FDA fees for commercialized product. This was previously included in general and administrative expenses and now is recorded as a component of cost of sales on the consolidated statements of earnings. These reclassifications did not affect operating earnings or other consolidated financial statements for the three months ended September 30, 2021 and 2020.

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the first quarter period ended September 30, 2021. The impairment of the Aytu BioPharma segment book goodwill changed the net deferred tax liability of $0.2 million recorded as of June 30, 2021 fiscal year end into a net deferred tax liability of $0.1 million as of September 30, 2021. As a result, the Company recognized an income tax benefit of $0.1 million during the three months ended September 30, 2021. There was no income tax expense or benefit during the three months ended September 30, 2020.

Recent Accounting Pronouncements Not Yet Adopted

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

For a complete set of the Company’s significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no significant changes to the Company’s significant accounting policies during the three months ended September 30, 2021. This Quarterly Report on Form 10-Q does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, cash flows or disclosures.

3. Acquisitions

Neos Merger

On March 19, 2021, the Company acquired Neos Therapeutics, Inc. (“Neos”), a commercial-stage pharmaceutical company developing and manufacturing central nervous system-focused products (the “Neos Merger”) after approval by the stockholders of Neos on March 18, 2021 and the approval of the consideration to be delivered by the Company in connection with the merger by the shareholders of Aytu, also on March 18, 2021. Upon the effectiveness of the Neos Merger, a subsidiary of the Company merged with and into Neos, and all outstanding Neos common stock was exchanged for approximately 5,472,000 shares of the Company’s common stock. Neos is now a 100% wholly owned subsidiary of the Company. The Company pursued the acquisition of Neos in order to gain scale in the industry, expand its product portfolio and as an opportunity to potentially accelerate the pathway to breakeven. The Company incurred in relation to the Neos Merger (i) approximately $2.9 million of acquisition related costs, recognized as part of operating expense, and (ii) $0.1 million of issuance costs, recognized as a component of stockholders’ equity.

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

The fair values of intangible assets were determined using variations of the cost approach, excess earnings method and the relief-from-royalties method. The fair value of Neos trade name, in-process R&D and developed product technology, which is the proprietary technology for the development of Adzenys XR-ODT, Adzenys ER, Cotempla XR-

ODT and generic Tussionex, were determined using the relief from royalty method. The fair value of developed technology right, which is a proprietary modified-release drug delivery technology, was determined using multi-period excess earnings method. The fair value of RxConnect, which is a developed technology for the Neos-sponsored patient support program that offers affordable and predictable copays to all commercially insured patients, was determined using cost to recreate method. The finite-lived intangible assets are being amortized over a range of between 1 to 18 years.

The fair value of the identifiable intangible assets acquired were as follows:

March 19, 2021
(In thousands)
Identified intangible assets acquired:
Developed technology right	$30,200
Developed products technology	22,700
In-process R&D	2,600
RxConnect	630
Trade name	400
Total intangible assets acquired	$56,530

Unaudited Pro Forma Information

The following supplemental unaudited proforma financial information presents the Company’s results as if the Neos acquisition had occurred on July 1, 2020.

The unaudited pro forma results have been prepared based on estimates and assumptions, which management believes are reasonable; however, the results are not necessarily indicative of the consolidated results of operations had the acquisition occurred on July 1, 2020, or of future results of operations:

	Three Months Ended
	September 30,
	2021	2020
		Pro forma
	Unaudited	Unaudited

	(In thousands)
Total revenues, net	$21,897	$26,055
Net (loss)	$(27,851)	$(9,217)

Other Acquisitions

On April 12, 2021, the Company entered into an asset purchase agreement with Rumpus VEDS, LLC, Rumpus Therapeutics, LLC, Rumpus Vascular, LLC (together with Rumpus VEDS, LLC and Rumpus Therapeutics LLC, “Rumpus”) pursuant to which the Company acquired certain rights and other assets, including key commercial global licenses, relating primarily to the pediatric-onset rare disease development asset enzastaurin (now referred to as AR101), which is a pivotal study-ready therapeutic being studied for the treatment of vascular Ehlers-Danlos Syndrome (“vEDS”). This asset was acquired for an up-front fee of $1.5 million in cash and payment of aggregated fees of $0.6 million. Upon the achievement of certain regulatory and commercial milestones, up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option, are payable to Rumpus. AR101 (enzastaurin) is an orally available investigational first-in-class small molecule, serine/threonine kinase inhibitor of the PKC beta, PI3K and AKT pathways.

4. Revenue Recognition

Contract Balances. Contract assets primarily relate to the Company’s right to consideration in exchange for products transferred to a customer in which that right to consideration is dependent upon the customer selling these products. As of September 30, 2021 and June 30, 2021, contract assets of $9,000 and $21,000 was included in other current assets in the condensed consolidated balance sheet. Contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. As of September 30, 2021 and June 30, 2021, contract liabilities of $0.2 million were included in accrued liabilities in the consolidated balance sheet.

Revenues by Product Portfolio. Net revenue disaggregated by significant product portfolio for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
Primary care and devices portfolio	$425	$3,033
Pediatric portfolio	13,458	2,719
Consumer Health portfolio	8,014	7,768
Consolidated revenue	$21,897	$13,520

Revenues by Geographic location. The following table reflects the Company’s product revenues by geographic location as determined by the billing address of customers:

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
U.S.	$21,106	$12,144
International	791	1,376
Total net revenue	$21,897	$13,520

5. Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. The Company wrote down $0.2 million and $0.1 million of inventory during the three months ended September 30, 2021 and 2020, respectively.

Inventory balances consist of the following:

	September 30,	June 30,
	2021	2021

	(In thousands)
Raw materials	$2,638	$2,269
Work in process	3,006	3,346
Finished goods	10,670	10,724
Inventory, net	$16,314	$16,339

6. Property and Equipment

Properties and equipment are recorded at cost and once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term.

Property and equipment consist of the following:

	September 30,	June 30,
	2021	2021

	(In thousands)
Manufacturing equipment	$3,070	$3,070
Leasehold improvements	972	959
Office equipment, furniture and other	1,087	1,093
Lab equipment	832	832
Assets under construction	131	198
Less accumulated depreciation and amortization	(1,426)	(1,012)
Property and equipment, net	$4,666	$5,140

Depreciation and amortization expense was $0.4 million and $33,000 for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2020, the Company recognized a loss of $0.1 million, respectively, on sale of equipment due to termination of leases.

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

In May 2021, the Company entered into a commercial lease agreement for 6,352 square feet of office in Berwyn, Pennsylvania that commences on December 1, 2021 and ends on January 31, 2025. On July 19, 2021, the Company and the lessor entered into an amendment, pursuant to which the parties agreed to amend the commencement date from December 1, 2021 to September 1, 2021. The Company recorded an operating lease ROU asset and lease liabilities of $0.5 million in the consolidated balance sheet representing the present value of minimum lease payments using Neos’ borrowing rate of 6.25%.

The components of lease expenses are as follows:

	Three Months Ended
	September 30,
	2021	2020	Statement of Operations Classification

	(In thousands)
Lease cost:
Operating lease cost	$296	$95	Operating expenses
Short-term lease cost	39	3	Operating expenses
Finance lease cost:
Amortization of leased assets	18	—	Cost of sales
Interest on lease liabilities	4	—	Other (expense), net
Total net lease cost	$357	$98

Supplemental balance sheet information related to leases is as follows:

	September 30,	June 30,	Balance Sheet Classification
	2021	2021

	(In thousands)
Assets:
Operating lease assets	$3,826	$3,563	Operating lease right-of-use asset
Finance lease assets	311	329	Fixed assets, net
Total leased assets	$4,137	$3,892
Liabilities:
Current:
Operating leases	$1,084	$940	Current operating lease liabilities
Finance leases	104	102	Current portion of debt
Long-term
Operating leases	2,758	2,624	Long-term operating lease liabilities
Finance leases	154	180	Long-term debt
Total lease liabilities	$4,100	$3,846

Remaining lease term and discount rate used are as follows:

	September 30,	June 30,
	2021	2021
Weighted-Average Remaining Lease Term (years)
Operating lease assets	3.19	3.42
Finance lease assets	2.48	2.72
Weighted-Average Discount Rate
Operating lease assets	6.57%	6.62%
Finance lease assets	6.43%	6.41%

Supplemental cash flow information related to lease is as follows:

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$282	$95
Operating cash flows from finance leases	$4	$—
Financing cash flows from finance leases	$25	$—

As of September 30, 2021, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance

	(In thousands)
2022 (remaining 9 months)	$972	$88
2023	1,356	104
2024	1,296	88
2025	663	—
Total lease payments	4,287	280
Less: Imputed interest	(445)	(22)
Lease liabilities	$3,842	$258

8. Goodwill and Other Intangible Assets

Since the June 30, 2021 annual goodwill impairment assessment, the Company’s stock price has continued to decline. This continued decline is considered a qualitative factor that led Management to consider an interim period reassessment as to whether it is more likely than not that the fair value of one or more of the Company’s reporting units is greater than its carrying value. Management’s evaluation of the first step indicated that its Aytu BioPharma segment’s goodwill is potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the segment and comparing it to its carrying value. Significant assumptions inherent in the valuation methodologies include, but are not limited to prospective financial information, growth rates, terminal value, discount rates and comparable multiples from publicly traded companies in our industry. Due to the decline in stock price this was an indicator of increased risk primarily increasing the discount rates in the valuation models. The Company determined the fair value of the reporting segment utilizing the discounted cash flow model. As a result of the continued decline in its stock price, the Company risk adjusted its cost of equity, which increased the over-all discount rate. As of September 30, 2021, utilizing the risk adjusted weighted-average discount rate, the fair value of Aytu BioPharma segment is less than its carrying value. As a result, the Company recognized an impairment loss of $19.5 million related to the Aytu BioPharma segment. Furthermore, the quantitative test indicated there was no impairment at Aytu Consumer Health segment as it resulted in an implied fair value greater than the carrying value as of September 30, 2021.

The change in carrying amount of goodwill by reportable segment is as follows:

	Aytu BioPharma	Aytu Consumer Health	Consolidated

	(In thousands)
Balance as of June 30, 2021	$57,165	$8,637	$65,802
Goodwill impairment	(19,453)	—	(19,453)
Balance as of September 30, 2021	$37,712	$8,637	$46,349

The Company currently holds the following intangible asset portfolios as of September 30, 2021: (i) Licensed asset, which consists of pharmaceutical product assets that were acquired prior to July 1, 2020; (ii) Product technology rights, acquired from the November 1, 2019 acquisition of a line of prescription pediatric products (“Pediatric Portfolio”) from Cerecor, Inc. and the Neos Merger on March 19, 2021, (iii) Proprietary modified-release drug delivery technology right as a result of the Neos Merger, (iv) Acquired product distribution rights and commercial technology consisting of RxConnect and trade names as a result of the Neos Merger, and patents, trade names and the acquired customer lists from the acquisition of Innovus Pharmaceuticals, Inc. (“Innovus Merger”), (v) Acquired in-process R&D from the Neos Merger related to the NT0502 product candidate for the treatment of sialorrhea.

The following table provides the summary of the Company’s intangible assets as of September 30, 2021 and June 30, 2021, respectively.

	September 30, 2021
					Weighted-
					Average
	Gross			Net	Remaining
	Carrying	Accumulated		Carrying	Life (in
	Amount	Amortization	Impairment	Amount	years)

	(In thousands)
Licensed assets	$3,246	$(1,546)	$—	$1,700	3.67
Acquired product technology right	45,400	(5,062)	—	40,338	12.66
Acquired technology right	30,200	(946)	—	29,254	16.50
Acquired product distribution rights	11,354	(2,450)	—	8,904	8.35
Acquired in-process R&D	2,600	—	—	2,600	Indefinite-lived
Acquired commercial technology	630	(335)	—	295	0.50
Acquired trade name	400	(106)	—	294	1.50
Acquired customer lists	390	(390)	—	—	0.00
Total	$94,220	$(10,835)	$—	$83,385	13.30

	June 30, 2021
				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)

	(In thousands)
Licensed assets	$3,246	$(1,430)	$1,816	3.92
Acquired product technology right	45,400	(4,160)	41,240	12.88
Acquired technology right	30,200	(501)	29,699	16.75
Acquired product distribution rights	11,354	(2,073)	9,281	8.57
Acquired in-process R&D	2,600	—	2,600	Indefinite-lived
Acquired commercial technology	630	(178)	452	0.75
Acquired trade name	400	(56)	344	1.75
Acquired customer lists	390	(358)	32	0.01
Total	$94,220	$(8,756)	$85,464	13.47

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

September 30,
(In thousands)
2022 (remaining 9 months)	$5,960
2023	7,489
2024	7,333
2025	7,099
2026	6,331
2027	6,301
Thereafter	40,272
Total future amortization expense	$80,785

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $2.1 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively.

9. Accrued liabilities

Accrued liabilities consist of the following:

	September 30,	June 30,
	2021	2021

	(In thousands)
Accrued program liabilities	$11,056	$8,689
Accrued product-related fees	1,146	2,501
Accrued savings offers	23,487	20,148
Accrued distributor fees	2,870	2,710
Accrued liabilities for trade partners	5,920	6,021
Medicaid liabilities	1,138	1,714
Return reserve	5,569	6,367
Other accrued liabilities*	3,194	3,145
Total accrued liabilities	$54,380	$51,295
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

Recurring Fair Value Measurements

The following table presents the Company’s financial liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and June 30, 2021, by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2021
		Quoted
		Priced in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value at September 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Recurring:
Contingent consideration	$12,307	$—	$—	$12,307
CVR liability	1,348	—	—	1,348
Total	$13,655	$—	$—	$13,655

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

Tuzistra XR. At the acquisition date on November 2, 2018, the contingent consideration related to Tuzistra XR, was valued at $8.8 million using a Monte Carlo simulation. As of September 30, 2021 and June 30, 2021, the contingent consideration was revalued at $11.3 million and $13.2 million, respectively, using the Scenario-Based model. As of September 30, 2021, none of the milestones had been achieved, and therefore, no milestone payment was made. However, approximately $3.0 million is expected to be paid in November 2021, as this time-based milestone will be satisfied.

ZolpiMist. At the acquisition date on June 11, 2018, the contingent consideration related to the ZolpiMist royalty payments was valued at $2.6 million using a Monte Carlo simulation. As of September 30, 2021 and June 30, 2021, the contingent consideration was revalued at $0.7 million using the Monte Carlo model. As of September 30, 2021, none of the milestones had been achieved, and therefore, no milestone payment was made.

On February 14, 2020, the Company recognized approximately $0.2 million in product related contingent consideration as a result of the February 14, 2020 Innovus Merger. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimated risk that the milestones are achieved. As of September 30, 2021 and June 30, 2021, the contingent consideration was $0.3 million.

In June 2017, Innovus entered into Exclusive License Agreement (“the UIRD Agreement”) with University of Iowa Research Foundation (“UIRD”) for the use of patent and technology know-how. Pursuant to the agreement, Innovus will pay to UIRD a total milestone payment of $50,000 every other year beginning on July 1, 2021 for a total payment of $0.2 million. The fair value was based on a discounted value of the future contingent payment using a 26% discount rate based on the estimated risk that the milestones would be achieved. The discounted value as of September 30, 2021 and June 30, 2021, was approximately $45,000 and $0.1 million, respectively.

During the three months ended September 30, 2021, the Company recognized a net loss of $0.2 million in the consolidated statements of operations from changes in fair values of these contingent considerations. The change in fair value was negligible amount during the three months ended September 30, 2020. The total accretion expense included in the consolidated statements of operations related to these contingent considerations was approximately $34,000, and $0.3 million during the three months ended September 30, 2021 and 2020, respectively.

Contingent value rights. Contingent value rights (“CVRs”) represent contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones related to the Innovus Merger. Consideration can be satisfied in up to 470,000 shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. The fair value of the contingent value rights was based on a Monte Carlo model which takes into account current interest rates and expected sales potential. On March 31, 2020, the Company paid the CVR holders approximately 123,820 shares of the Company’s common stock to satisfy the first $2.0 million milestone, which relates to the Innovus achievement of $24.0 million in revenues during the 2019 calendar year. On March 20, 2021, the Company paid the CVR holders approximately 103,190 shares of the Company’s common stock to satisfy one of two $1.0 million 2020 milestones, which relates to the Innovus achievement of $30.0 million in revenues during the 2020 calendar year. The $1.0 million 2020 milestone for achieving profitability was not met. As of September 30, 2021 and June 30, 2021, the CVRs were revalued at $1.3 million and $1.4 million, respectively, using the same Monte Carlo model. During the three months ended September 30, 2021 and 2020, the Company recognized a gain of $47,000 and loss of $0.1 million, respectively in the consolidated statements of operations from changes in fair values of CVRs.

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the three months ended September 30, 2021:

	CVR	Contingent
	Liability	Consideration

	(In thousands)
Balance as of June 30, 2021	$1,395	$12,057
Included in earnings	(47)	300
Purchases, issues, sales and settlements:
Settlements	—	(50)
Balance as of September 30, 2021	$1,348	$12,307

Significant Assumptions

Significant assumptions used in valuing the contingent consideration were as follows:

September 30,
2021
Tuzistra
Valuation model	Scenario-Based
Leveraged Beta	0.68
Market risk premium	6.00%
Risk-free interest rate	1.90%
Discount	15.00%
Company specific discount	15.00%

September 30,
2021
ZolpiMist
Valuation method	Monte Carlo
Leveraged Beta	1.12
Market risk premium	6.00%
Risk-free interest rate	2.00%
Discount	11.80%
Company specific discount	15.00%

Significant assumptions used in valuing the CVRs were as follows:

September 30,
2021
Contingent Value Rights
Valuation method	Monte Carlo
Leveraged Beta	0.91
Market risk premium	6.00%
Risk-free interest rate	0.41%
Discount	18.00%
Company specific discount	10.00%

11. Commitments and Contingencies

Commitments and contingencies are described below and summarized by the following as of September 30, 2021:

	Total	2022	2023	2024	2025	2026	Thereafter

	(In thousands)
Prescription database	$679	$679	$—	$—	$—	$—	$—
Pediatric portfolio fixed payments and product Milestone	10,550	3,075	3,100	2,100	2,100	175	—
Inventory purchase commitment	736	736	—	—	—	—	—
CVR liability	12,000	2,000	5,000	5,000	—	—	—
Product contingent liability	2,650	—	—	50	—	550	2,050
Product milestone payments	3,000	3,000	—	—	—	—	—
Rumpus earn out payments	846	574	32	35	35	35	135
Rent	72	62	3	2	2	2	1
Total	$30,533	$10,126	$8,135	$7,187	$2,137	$762	$2,186

Prescription Database

In May 2016, the Company entered into an agreement with a vendor to provide prescription database information. The Company agreed to pay approximately $1.6 million over three years for access to the database of prescriptions for certain products. In January 2020, the Company amended the agreement and agreed to pay an additional $0.6 million to add access to the database of prescriptions written for the Pediatric Portfolio. The agreement was further amended to include all prescriptions written for the Rx Portfolio.

Pediatric Portfolio Fixed Payments and Product Milestone

The Company has two fixed, periodic payment obligations to an investor (the “Fixed Obligation”). Under the first fixed obligation, the Company was to pay monthly payment of $86,400 beginning November 1, 2019 through

January 2021, with a balloon payment of $15.0 million that was to be due in January 2021 (“Balloon Payment Obligation”). A second fixed obligation requires the Company pay a minimum of $100,000 monthly through February 2026, except for $210,767 paid in January 2020.

On May 29, 2020, the Company entered into an Early Payment Agreement and Escrow Instruction (the “Early Payment Agreement”) pursuant to which the Company agreed to pay $15.0 million to the investor in early satisfaction of the Balloon Payment Obligation. The parties to the Early Payment Agreement acknowledged and agreed that the remaining fixed payments other than the Balloon Payment Obligation remained due and payable pursuant to the terms of the Agreement, and that nothing in the Early Payment Agreement alters, amends, or waives any provisions or obligations in the Waiver or the Investor agreement other than as expressly set forth therein. The first fixed obligation was fully paid as of January 2021.

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

Inventory Purchase Commitment

On May 1, 2020, the Company’s Innovus subsidiary entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Hikma Pharmaceuticals USA, Inc. (“Hikma”). Pursuant to the settlement agreement, Innovus has agreed to purchase and Hikma has agreed to manufacture a minimum amount of our branded fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under Hikma’s FDA approved ANDA No. 207957 in the U.S. The commitment requires Innovus to purchase three batches of product through fiscal year 2022. The Company has completed the purchase of the first two batches and fully paid the amount under the agreement. The remaining $0.7 million for the batch 3 purchase is expected to be paid in December 2021.

CVR Liability

Upon closing the Innovus Merger, the Company entered into a CVR Agreement. Each CVR entitles its holder to receive its pro rata share, payable in cash or stock, at the option of the Company, of certain payment amounts if the targets are met. If any of the payment amounts is earned, they are to be paid by the end of the first quarter of the calendar year following the year in which they are earned. Multiple revenue milestones can be earned in one year.

On March 20, 2021, the Company issued to the CVR holders 103,190 shares of the Company’s common stock to satisfy one of two $1.0 million 2020 milestones, which relates to the Innovus achievement of $30.0 million in revenues during the 2020 calendar year. The $1.0 million 2020 milestone for achieving profitability was not met.

Product Contingent Liability

In February 2015, Innovus acquired Novalere, which included the rights associated with distributing FlutiCare. As part of the Merger, Innovus is obligated to make five additional payments of $0.5 million each when certain levels of FlutiCare sales are achieved. The discounted value as of September 30, 2021, is approximately $0.3 million.

Pursuant to the UIRD Agreement, Innovus will pay to UIRD a total milestone payment of $50,000 every other year beginning on July 1, 2021 for a total payment of $0.2 million. The discounted value as of September 30, 2021, is approximately $45,000. The first milestone cash payment of $50,000 was made in July 2021.

Product Milestone Payments

In connection with its intangible assets, the Company has certain milestone payments, totaling $3.0 million, payable at a future date, which are not directly tied to future sales, but upon other events certain to happen. These obligations are included in the valuation of the Company’s contingent consideration (see Note 10).

Rumpus Earn Out Payments

On April 12, 2021, the Company acquired substantially all of the assets of Rumpus, pursuant to which the Company acquired certain rights and other assets, including key commercial global licenses with Denovo Biopharma LLC (“Denovo”) and Johns Hopkins University (“JHU”), relating to AR101, which is a pivotal study-ready therapeutic being studied for the treatment of vEDS. This asset was acquired for an up-front fee of $1.5 million in cash and payment of aggregated fees of $0.6 million to Denovo and JHU. Upon the achievement of certain regulatory and commercial milestones, up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option, are payable to Rumpus. Under the license agreement with Denovo, the Company assumed the responsibility for paying annual maintenance fees of $25,000, a license option fee of $0.6 million payable in April 2022, and upon the achievement of certain regulatory and commercial milestones, up to $101.7 million, and escalating royalties based on net product sales ranging in percentage from the low teens to the high teens. Finally, under the license agreement with JHU, the Company assumed the responsibility for paying minimum annual royalties escalating from $5,000 to $20,000 beginning in calendar year 2022, royalties of 3.0% of net product sales, and upon the achievement of certain regulatory and commercial milestones, up to $1.6 million.

12. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of September 30, 2021 and June 30, 2021, the Company had 27,771,912 and 27,490,412 common shares outstanding, respectively, and zero preferred shares outstanding, respectively.

Included in the common stock outstanding are 2,109,286 shares of restricted stock issued to executives, directors and employees.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of September 30, 2021, approximately $48.0 million of the Company’s common stock, preferred stock, debt securities, warrants, rights and units remained available to be sold pursuant to the 2020 Shelf.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of September 30, 2021, $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants, rights and units remained available to be sold pursuant to the 2021 Shelf.

On June 4, 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “Cantor ATM”). In July 2021, the Company has issued 61,500 shares of common stock under the Cantor ATM, with total gross proceeds of approximately $0.3 million before deducting underwriting discounts, commissions, and other offering expenses. As of September 30, 2021, approximately $17.0 million of the Company’s common stock remained available to be sold pursuant to the Cantor ATM.

13. Equity Incentive Plan

Aytu 2015 Plan. On June 1, 2015, the Company’s stockholders approved the Aytu BioPharma 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the Aytu 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 5.0 million total shares of common stock in the Aytu 2015 Plan. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards have a vesting period ranging from 4 to 10 years, whereas the restricted stock units have a vesting period 4 years. As of September 30, 2021, the Company had 2,792,139 shares that are available for grant under the Aytu 2015 Plan.

Neos 2015 Plan. Pursuant to the Neos Merger, the Company assumed 69,721 stock options and 35,728 restricted stock units (RSUs) previously granted under Neos plan. Accordingly, on April 19, 2021, the Company registered 105,449 shares of its common stock under the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the "Neos 2015 Plan") with the SEC. The terms and conditions of the assumed equity securities will stay the same as they were under the previous Neos plan. In addition to the 105,449 registered shares to cover the assumed awards, the remaining 1,255,310 shares available under the legacy Neos plan was added back to the new Neos 2015 Plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years. As of September 30, 2021, the Company had 1,281,696 shares that are available for grant under the Neos 2015 Plan.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2021	109,588	$14.52	8.07
Forfeited/Cancelled	(6,077)	6.33
Expired	(7,645)	8.53
Outstanding at September 30, 2021	95,866	$15.52	8.40

Exercisable at September 30, 2021	47,953	$22.73	8.28

As of September 30, 2021, there was $0.3 million of total unrecognized compensation costs adjusted for any estimated forfeitures, related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

On August 2, 2021, the Company granted 220,000 shares of restricted stock, with certain accelerated vesting conditions, to a member of its management pursuant to the Aytu 2015 Plan, of which 1/3 vest on August 2, 2022 and 1/12 on the first day of each quarter thereafter, subject to continuing employment with the Company through each vesting date until August 2, 2024. These restricted stocks grants have a grant date fair value of $4.02 per-share.

Restricted stock activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2021	1,955,268	$7.83
Granted	220,000	4.02
Vested	(69,590)	6.93
Unvested at September 30, 2021	2,105,678	$7.46

As of September 30, 2021, there was $12.9 million of total unrecognized compensation costs adjusted for any estimated forfeitures, related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.3 years.

The Company previously issued 158 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $1.0 million as of September 30, 2021 and is expected to be recognized over the weighted average period of 4.8 years.

Restricted Stock Unit

Restricted stock unit activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2021	78,318	$7.20
Forfeited	(1,156)	6.12
Unvested at September 30, 2021	77,162	$7.21

As of September 30, 2021, there was $0.4 million of total unrecognized compensation costs adjusted for any estimated forfeitures, related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock and RSUs was included in the statements of operations as set forth in the below table:

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
Cost of sales	$9	$—
Research and development	319	—
Selling and marketing	9	—
General and Administrative	1,182	455
Total stock-based compensation expense	$1,519	$455

The stock-based compensation expense included in the table above is attributable to stock options and restricted stock of $23,000 and $1.5 million, respectively, for the three months ended September 30, 2021. The stock-based compensation expense included in the table above is attributable to stock options and restricted stock of $7,000 and $0.4 million, respectively, for the three months ended September 30, 2020.

14. Warrants

On July 1, 2020, 92,302 warrants previously issued to a placement agent with a weighted average exercise price of $15.99 per warrant expired. In addition, during July 2021, 2,205 various other warrants with a weighted average exercise price of $582.5 per warrant to purchase the Company’s shares of common stock expired.

As of September 30, 2021, the Company had 24,105 liability warrants outstanding with a weighted-average exercise price of $720.0. These warrants are expected to expire on August 25, 2022.

A summary of equity-based warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2021	1,254,952	$35.85	2.83
Warrants expired	(94,507)	29.21	—
Outstanding September 30, 2021	1,160,445	$36.38	2.72

15. Net Loss per Common Share

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

The following table sets-forth securities that could be potentially dilutive, but as of September 30, 2021 and 2020 are anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		September 30,
		2021	2020
Warrants to purchase common stock - liability classified	(Note 14)	24,105	24,105
Warrant to purchase common stock - equity classified	(Note 14)	1,160,445	2,379,918
Employee stock options	(Note 13)	95,866	76,594
Employee unvested restricted stock	(Note 13)	2,105,678	381,686
Employee unvested restricted stock units	(Note 13)	77,162	—
Total		3,463,256	2,862,303

16. Debt

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

In the event that, for any reason, all or any portion of the lender’s commitment to make revolving loans is terminated prior to the scheduled maturity date, in addition to the payment of the principal amount and all unpaid accrued interest and other amounts due thereon, Neos is required to pay to the lender a prepayment fee equal to (i) 1.0% of the revolving loan commitment if such event occurs on or before October 2, 2021, and (ii) 0.5% of the revolving loan commitment if such event occurs after October 2, 2021 but before May 11, 2022. Neos may permanently terminate the revolving loan facility by prepaying all outstanding principal amounts and all unpaid accrued interest and other amounts due thereon, subject to at least five business days prior notice to the lender and the payment of a prepayment fee as described above.

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

The interest expense was $0.1 million for the three months ended September 30, 2021. As of September 30, 2021 $4.5 million borrowing was outstanding under the Revolving Loan and Neos was in compliance with the covenants under the Loan Agreement as amended.

The Neos Senior Secured Credit Facility. On May 11, 2016, Neos entered into a $60.0 million senior secured credit facility (the “Facility”) with Deerfield Private Design Fund III, L.P. (66 2/3% of Facility) and Deerfield Partners, L.P. (33 1/3% of Facility) (collectively, “Deerfield”). As of March 19, 2021, the date of the Neos Merger, the remaining principal on the Facility was $15.6 million, with $0.6 million due on April 11, 2021 and with a final payment of principal, interest and all other obligations under the Facility due May 11, 2022. In addition, upon the payment in full of the Obligations (whether voluntarily, in the connection with a Change of Control or an Event of Default and whether before, at the time of or after the Maturity Date), the Company shall pay to Deerfield a non-refundable exit fee in the amount of approximately $1.0 million, which shall be due and payable in cash. Interest is due quarterly beginning in June 2021, at a rate of 12.95% per year. Borrowings under the Facility are collateralized by substantially all of Neos’ assets, except assets under finance lease. If all or any of the principal are prepaid or required to be prepaid prior to December 31, 2021, then the Company shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid. The terms of the Facility require the Company to maintain cash on deposit of not less than $5.0 million.

Long-term debt consists of the following;

September 30, 2021
(In thousands)
Neos senior secured credit facility, due on May 11, 2022	$15,000
Exit fee	1,000
Unamortized premium	404
Financing leases, maturing through May 2024	258
Total debt	16,662
Less: current portion	(16,508)
Long-term debt	$154

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

Pursuant to the terms of the Facility, as amended, the $15.0 million principal prepayment was paid in cash on March 19, 2021, and the carrying amount of the remaining outstanding debt was $16.6 million. As the Neos Merger was accounted for as a business combination under Topic 805, Neos evaluated and determined that the fair value of the remaining outstanding debt was $17.4 million as of March 20, 2021. Accordingly, Neos recorded a premium of $0.8 million, which is the difference between carrying amount and the fair value of the debt and is being amortized into interest expense using the effective interest method over the remaining term of the debt. As of September 30, 2021, the Company was in compliance with the covenants under the Facility as amended. Total interest expense on the Facility, net of premium amortization, was $0.3 million for the three months ended September 30, 2021.

Future principal payments of long-term debt, including financing leases, are as follows:

September 30,
(In thousands)
2022	$16,104
2023	92
2024	62
Future principal payments	16,258
Add unamortized premium	404
Less current portion	(16,508)
Long-term debt	$154

17. Segment reporting

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

The Company manages and aggregates its operational and financial information in accordance with two reportable segments: Aytu BioPharma and Aytu Consumer Health. The Aytu BioPharma segment consists of the Company’s prescription products. The Aytu Consumer Health segment contains the Company’s consumer healthcare products.

Select financial information for these segments is as follows:

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
Consolidated revenue:
Aytu BioPharma	$13,883	$5,752
Aytu Consumer Health	8,014	7,768
Consolidated revenue	$21,897	$13,520

Consolidated net loss:
Aytu BioPharma	$(26,457)	$(2,950)
Aytu Consumer Health	(1,394)	(1,356)
Consolidated net loss	$(27,851)	$(4,306)

	September 30,	June 30,
	2021	2021

	(In thousands)
Total assets:
Aytu BioPharma	$198,685	$236,449
Aytu Consumer Health	29,044	29,219
Consolidated assets	$227,729	$265,668

18. License Agreements

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

Under the terms of the transaction, the Company paid an upfront fee of $1.5 million in cash and payment of aggregated fees of $0.6 million to Denovo and JHU. Upon the achievement of certain regulatory and commercial milestones, up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option, are payable to Rumpus. In addition, the Company received assignments of third-party licenses from Denovo and JHU and took over royalty obligations and performance-based milestones under these licenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioPharma, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021, filed on September 28, 2021. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2021.

Objective

The purpose of the Management Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three months ended September 30, 2021 and our financial condition as of September 30, 2021. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes. The MD&A is organized in the following sections:

●	Overview
●	Significant Developments. We discuss (i) impact of COVID-19 on our operations and (ii) material divestitures.
●	Liquidity and Capital Resources. We discuss (i) sources of our liquidity, (ii) cash flows, (iii) obligations due on our debt obligations and (iv) expected payments under contractual obligations, commitments and contingencies.
●	Results of Operations. We discuss changes in our statements of operations line items, including the major drivers of these changes for three months ended September 30, 2021, as compared with September 30, 2020.
●	Critical Accounting Estimates. We discuss the critical accounting policies and estimates that require significant management judgment.

Overview

We are commercial-stage specialty pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. We operate through two business segments: Aytu BioPharma segment, consisting of various prescription pharmaceutical products sold through third party wholesalers, and Aytu Consumer health segment, which consists of various consumer health products sold directly to consumers. We generate revenue by selling our products through third party intermediaries in our marketing channels as well as directly to our customers. We develop and manufacture our ADHD products at our manufacturing facilities and use third party manufacturers for our other prescription and consumer health products.

We have incurred significant losses in each year since inception. Our net losses were $27.9 million and $4.3 million for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and June 30, 2021, we had an accumulated deficit of approximately $206.2 million and $178.3 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including the successful integration of our acquisitions.

Significant Developments

Below are significant developments in our business and other factors affecting our business during the three months ended September 30, 2021.

COVID-19

The ongoing COVID-19 pandemic continues to impact the global economy and create economic uncertainties during fiscal years 2020 and 2021. The federal government and states-imposed restrictions on travel and business operations and placed limitations on the size of public and private gatherings. However, beginning the third quarter of fiscal 2021, with the introduction of vaccines under emergency use authorizations, these restrictions began to wind down and business operating environments have improved.

We believe COVID-19 has negatively impacted the overall market for prescription products. The extent to which COVID-19 continues to negatively impact our business in the future will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the new variants of coronavirus, the actions taken to contain the coronavirus or treat its impact, and the continued impact of each of these items on the economies and financial markets in the United States and abroad. While states and jurisdictions have rolled back stay-at-home and quarantine orders and reopened in phases, it is difficult to predict what the lasting impact of the pandemic will be, and if we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition. In addition, a recurrence or impact from new strains of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We will continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

Divestiture of MiOXSYS

On July 1, 2021 we signed an Asset Purchase Agreement with UAB “Caerus Biotechnologies” (“UAB”). Pursuant to the terms and conditions of the agreement, UAB has acquired all existing intellectual property rights, technical information and know-how related to MiOXSYS as well as all existing inventory and all rights attached and related to the product and manufacturing thereof. As consideration, UAB agreed to pay us approximately $0.5 million and make royalty payments to us of five percent of global net revenue of the MiOXSYS product for five years from the closing date of the transactions contemplated in the Asset Purchase Agreement.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	Three Months Ended
	September 30,
	2021	2020	Change	%

	In thousands)
Product revenue, net	$21,897	$13,520	$8,377	62%
Cost of sales	9,441	4,063	5,378	132%
Gross profit	12,456	9,457	2,999	32%

Operating expenses
Research and development	2,096	183	1,913	1,045%
Advertising and direct marketing	4,545	4,763	(218)	(5)%
Other selling and marketing	4,752	1,063	3,689	347%
General and administrative	8,216	5,420	2,796	52%
Impairment of goodwill	19,453	—	19,453	N/A %
Amortization of intangible assets	1,093	1,585	(492)	(31)%
Total operating expenses	40,155	13,014	27,141	209%
Loss from operations	(27,699)	(3,557)	(24,142)	679%
Other (expense) income
Other (expense), net	(40)	(751)	711	(95)%
Gain / (Loss) from contingent consideration	(219)	2	(221)	N/A %
Total other (expense) income	(259)	(749)	490	(65)%
Loss before income tax	(27,958)	(4,306)	(23,652)	549%
Income tax expense (benefit)	(107)	—	(107)	—
Net loss	$(27,851)	$(4,306)	$(23,545)	547%

Product revenue. Total net product revenue was $21.9 million during the three months ended September 30, 2021, an increase of approximately $8.4 million, or 62%, compared to $13.5 million during the three months ended September 30, 2020. The increase was primarily driven by the revenue generated from the ADHD product portfolio of Neos, which was acquired on March 19, 2021 and an increase in year-over-year revenue of our consumer health products, offset by the decrease in revenue resulting from the divesture of our Natesto prescription product in the third fiscal quarter of 2021.

Cost of sales. Total cost of sales was $9.4 million during the three months ended September 30, 2021, an increase of $5.3 million, or 132%, compared to $4.1 million during the three months ended September 30, 2020. The increase was primarily driven by the costs incurred for the production and sale of the ADHD product portfolio of Neos, which was acquired on March 19, 2021. Neos manufactures the ADHD products at its Grand Prairie, Texas facilities, and as such, allocates a significant portion of its intangible assets amortization and fixed assets depreciation into cost of sales.

Research and development. Total research and development expense was $2.1 million during the three months ended September 30, 2021, an increase of $1.9 million, compared to $0.2 million during the three months ended September 30, 2020. The significant increase was due primarily to costs associated with our AR101 in-process R&D, Healight Platform license and initial research and development costs, as well as regulatory and medical monitoring costs associated with the acquisition of the ADHD product portfolio on March 19, 2021.

Advertising and direct marketing. Advertising and direct marketing expenses include direct-to-consumer marketing, advertising, sales and customer support and processing fees related to our consumer health segment. Total advertising and direct marketing expense were $4.5 million for the three months ended September 30, 2021, a decrease of $0.2 million, or 5%, compared to $4.8 million during the three months ended September 30, 2020.

Other selling and marketing. Total other selling and marketing expense was $4.8 million during the three ended September 30, 2021, an increase of $3.7 million, or 347%, compared to $1.1 million during the three months ended September 30, 2020. The increase was primarily driven by costs associated with the commercialization of the ADHD product portfolio of Neos, which was acquired on March 19, 2021.

General and administrative. Total general and administrative expense was $8.2 million during the three months ended September 30, 2021, an increase of $2.8 million, or 52%, compared to $5.4 million during the three months ended September 30, 2020. The increase was primarily driven by the general and administrative expenses of Neos, including directors and officers insurance, which was acquired on March 19, 2021.

Impairment of goodwill. Since the June 30, 2021 annual goodwill impairment assessment, our stock price has continued to decline. As of September 30, 2021, our market capitalization was below the carrying value of our assets, which led Management to consider whether those assets should be revalued for impairment at an interim reporting date. Pursuant to the guidance under Topic ASC 350, Management conducted impairment testing at each reporting unit level to determine the recoverability of goodwill. Based on the evaluation, during the three months ended September 30, 2021, we recognized an impairment loss of $19.5 million related to the Aytu BioPharma segment. There was no such impairment expense during the three months ended September 30, 2020 (see Note 8 – Goodwill and Other Intangible Assets).

Amortization of intangible assets. Total amortization expense of intangible assets was $1.1 million during the three months ended September 30, 2021, a decrease of $0.5 million, or 31%, compared to $1.6 million for the three months ended September 30, 2020. The decrease was due primarily to licensed intangible assets that were being amortized during the three months September 30, 2020 but which have subsequently been divested or written-off. Neos manufactures the ADHD products at its Grand Prairie, Texas facilities, and as such, allocates a significant portion of its intangible assets amortization into cost of sales.

Other (expense) income, net. Total other expense, net of other income during the three months ended September 30, 2021 was approximately $40,000, a decrease of $0.7 million, or 95%, compared to $0.7 million during the three months ended September 30, 2020. The decrease was primarily due to an increase in other income of $0.8 million from partial proceeds from the Natesto divestiture, partially offset by an increase in interest expense from the increase in debt as a result of the Neos Merger on March 19, 2021.

Gain (Loss) from contingent consideration. Net loss from contingent considerations during the three months ended September 30, 2021 was $0.2 million, an increase of $0.2 million, compared to negligible amount of gain during the three months ended September 30, 2020. Of the $0.2 million net loss during the three months ended September 30, 2021, $0.3 million loss was attributable to change in change in the fair value of the ZolpiMist and Tuzistra contingent consideration liabilities, partially offset by $47,000 gain from change in fair value of the contingent value rights ("CVR's") liability related to the Innovus Merger (see Note 10 – Fair Value Considerations).

Income tax expense (benefit). The impairment of the Aytu BioPharma segment book goodwill changed the net deferred tax liability of $0.2 million recorded as of June 30, 2021 fiscal year end into a net deferred tax liability of $0.1 million as of September 30, 2021. As a result, we recognized an income tax benefit of $0.1 million during the three months ended September 30, 2021. There was no income tax expense or benefit during the three months ended September 30, 2020.

Liquidity and Capital Resources

Sources of Liquidity

We finance our operations through a combination of public offerings of our common stock and warrants, borrowings under our line of credit facility and cash generated from operations.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of September 30, 2021, approximately $48.0 million of the Company’s common stock, preferred stock, debt securities, warrants, rights and units remained available to be sold pursuant to the 2020 Shelf.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of September 30, 2021, $100.0 million of the Company’s common stock, preferred stock, debt securities, warrants, rights and units remained available to be sold pursuant to the 2021 Shelf.

In June 2020, we initiated an at-the-market offering program ("ATM"), which allow us to sell and issue shares of our common stock from time-to-time. Since initiated in June 2020 through September 30, 2021, we issued a total of 3,155,039 shares of common stock for aggregate proceeds of $23.4 million before estimated offering costs of $2.6 million. On June 2, 2021, we terminated our “at-the-market” sales agreement with Jefferies LLC. On June 4, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we agreed to sell up to $30.0 million of our common stock from time to time in “at-the-market” offerings. As of September 30, 2021, approximately $17.0 million of our common stock remained available to be sold pursuant to the Cantor ATM.

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

In October 2019, our Neos subsidiary entered into a senior secured credit agreement with Encina Business Credit, LLC (“Encina”) as agent for the lenders (the “Loan Agreement”). Under the Loan Agreement, Encina will extend up to $25.0 million in secured revolving loans to us (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable (see Note 16).

The following table shows cash flows for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase
	2021	2020	(Decrease)

	(In thousands)
Net cash used in operating activities	$(3,791)	$(7,975)	$4,184
Net cash used in investing activities	$(86)	$(17)	$(69)
Net cash (used in) provided by financing activities	$(5,464)	$2,179	$(7,643)

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including inventory write-down, changes in fair values of various liabilities, stock-based compensation expense, depreciation, amortization and accretion and other charges.

During the three months ended September 30, 2021, net operating cash outflows totaled $3.8 million. The use of cash was approximately $24.1 million less than the net loss due primarily to non-cash charges of goodwill impairment, depreciation, amortization and accretion, stock-based compensation, inventory write-down and loss from change in fair values of contingent consideration. These charges were partially offset by amortization of debt premium and gains from change in fair values of contingent value rights and amortization of debt premium. In addition, our use of cash decreased due to changes in working capital including decreases in accounts receivable and prepaid expense and other current assets, increase in accrued liabilities, offset by a decrease in accounts payable.

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

Net Cash Used in Investing Activities

Net cash used in investing activities of $0.1 million during the three months ended September 30, 2021 was primarily due to payment of contingent considerations and capital expenditure.

Net cash used in investing activities of approximately $17,000 during the three months ended September 30, 2020 was primarily due to payment of contingent consideration.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $5.5 million during the three months ended September 30, 2021 was primarily from $3.4 million paydown on the revolving loan and $2.3 million in payments of fixed payment arrangements. These decreases were partially offset by a $0.3 million net proceeds from issuance of our common stock under the ATM.

Net cash used in financing activities of $2.2 million during the three months ended September 30, 2020. This was primarily related to the offering cost of $1.6 million which was paid in cash and payments of $0.6 million in note payables and fixed payment arrangements.

Capital Resources

We have obligations related to our loan and credit facilities, contingent considerations related to our acquisitions, milestone payments and purchase commitments.

Loan and Credit

Upon closing of the Neos Merger, we indirectly assumed $15.6 million principal and approximately $1.0 million in exit fee obligation under Neos’ credit facility with Deerfield. As of September 30, 2021, $16.0 million was outstanding under the Deerfield facility, including the exit fee. Interest is due quarterly at a rate of 12.95% per year. Payment on the Deerfield facility, including the exit fee and any unpaid interest, is due on May 11, 2022. If all or any of the principal is prepaid or required to be prepaid prior to December 31, 2021, then we shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid.

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

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and milestone payments (see Note 11 – Commitments and Contingencies for additional information).

Upon closing of the Pediatric Portfolio acquisition in October 2019, we assumed fixed payment obligations that required us to make a payment of $3.1 million during the remainder of fiscal year 2022, $3.1 million in fiscal year 2023 and $2.1 million in each of the fiscal years 2024 and 2025. In addition, in fiscal year 2022, upon occurrence of certain events, we may be required to pay approximately $3.0 million in milestone payments.

In February 2020, upon closing of our Innovus Merger, all of Innovus shares were converted to our common stock and CVRs, which represents contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones. Depending on satisfaction of these conditions, we may be required to pay $2.0 million during the remainder of fiscal year 2022 and additional $5.0 million in each of the fiscal years 2023 and 2024.

Our Innovus subsidiary is also contractually obligated for inventory purchase commitments, for which we are expected to pay approximately $0.7 million during the remainder of fiscal year 2022.

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

While our significant accounting policies are described in more detail in Note 2 to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Wholesaler chargebacks

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

Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. Until objective and persuasive evidence exists that regulatory approval has been received and future economic benefit is probable, pre-launch inventories are expensed into research and development. Post-FDA approval, manufacturing costs for the production of our products are being capitalized into inventory. We periodically review the composition of our inventories in order to identify obsolete, slow-moving, excess or otherwise unsaleable items. Unsaleable items will be written down to net realizable value in the period identified.

Stock-based compensation expense

Stock-based compensation awards, including grants of stock options, restricted stock and restricted stock units, and modifications to existing awards, are recognized in the statement of operations based on their fair values on the date of grant. Stock option grants are valued on the grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the period of service using the graded method. Restricted stock and restricted stock unit grants are valued based on the estimated grant date fair value of the Company’s common stock and recognized ratably over the requisite service period. Forfeitures are adjusted for as they occur.

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

Impairment of Long-lived Assets

We assess impairment of long-lived assets when events or changes in circumstances indicates that their carrying value amount may not be recoverable. Long-lived assets consist of property and equipment, net and goodwill and other intangible assets, net. Circumstances which could trigger a review include but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. If the estimated future undiscounted cash flows, excluding interest charges, from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Goodwill

Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Pursuant to the guidance under ASC350, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we perform a quantitative impairment test by comparing the fair value of the reporting unit with the carrying value. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include prospective financial information (revenue growth, operating margins and capital expenditures), future market conditions, weighted average costs of capital, a terminal growth rate, comparable multiples of publicly traded companies in our industry, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. Due to the decline in stock price this was an indicator of increased risk primarily increasing the discount rates in the valuation models. The Company determined the fair value of its the reporting segments utilizing the discounted cash flow model. As a result of the continued decline in its stock price, we risk adjusted our cost of equity, which increased the over-all discount rate. As of September 30, 2021, utilizing the risk adjusted weighted-average discount rate, the fair value of Aytu BioPharma segment is less than its carrying value. As a result, we recognized an impairment loss of $19.5 million related to the Aytu BioPharma segment. Furthermore, the quantitative test indicated there was no impairment at Aytu Consumer Health segment as it resulted in an implied fair value greater than the carrying value as of September 30, 2021. There was no such impairment loss during the three months ended September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Such measures were implemented as of the date of the filing of this Quarterly Report and management believes that the enhanced controls are operating effectively and the deficiencies that contributed to the material weakness have been remediated. We expect to continue our efforts to maintain and improve our control processes, though there can be no assurance that we will avoid potential future material weaknesses.

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

Our assessment over changes in our internal controls over financial reporting excluded those processes or controls that exist at our Neos subsidiary, which we acquired from the March 19, 2021 Neos Merger. Neos’ last annual report for the year ended December 31, 2020 has been audited without any qualifications. Since the merger, there has been no significant change to its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On March 7, 2018, and April 18, 2019, we received citations advising us that the County of Harris Texas (“Harris County”) and the County of Walker Texas (“Walker County”) filed lawsuits on December 13, 2017 and January 11, 2019, respectively, against our Neos subsidiary and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through these lawsuits, each of Harris County and Walker County seek to recoup as damages some of the expenses they allegedly have incurred to combat opioid use and addiction. Each of Harris County and Walker County also seeks punitive damages, disgorgement of profits and attorneys’ fees. While we believe that these lawsuits are without merit and we intend to vigorously defend against them, we are not able to predict at this time whether these proceedings will have a material impact on our financial condition or results of operations.

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

The proposed new regulation concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The Department of Labor’s Occupational Safety and Health Administration is drafting an emergency regulation to carry out this mandate, which is expected to take effect in the coming weeks. It remains unclear, among other things, if the vaccine mandate will apply to all employees or only to employees who work in the office, and how compliance will be documented.

It is currently not possible to predict with certainty the exact impact the new regulation would have on us. As a company with more than 100 employees, we would be required to mandate COVID-19 vaccination of our workforce, or our unvaccinated employees would require weekly testing. This may result in employee attrition, which could be material as a substantial number of our employees are based in Texas where vaccination rates are below the national average. If we were to lose employees, it could have an adverse effect on future revenues and costs, which could be material. Accordingly, the proposed new regulation when implemented could have a material adverse effect on our business and results of operations, including potential loss of employees as a result of COVID-19 vaccine mandate.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

10.1	Asset Purchase Agreement, dated July 1, 2021 by and between Aytu BioPharma, Inc. and UAB “Caerus Biotechnologies”	10-K	09/28/2021	10.79

10.2	Promissory Note, dated September 29, 2021 by and between Aytu BioPharma, Inc. and UAB “Caerus Biotechnologies”				X

10.3	Closing Certificate with respect to the July 1, 2021 Asset Purchase Agreement, dated September 29, 2021 by and between Aytu BioPharma, Inc. and UAB “Caerus Biotechnologies”				X

31.1	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

XBRL (extensible Business Reporting Language). The following materials from Aytu BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AYTU BIOPHARMA, INC.

Date: November 15, 2021	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer