Form 10-Q
period 2021-12-31
AYTU BIOPHARMA, INC
filed 2022-02-14
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

As of February 7, 2022, there were 30,318,168 shares of the registrant’s common stock outstanding.

AYTU BIOPHARMA, INC. FOR THE QUARTER ENDED DECEMBER 31, 2021

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

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share)

	(Unaudited) December 31,	June 30,
	2021	2021
Assets
Current assets
Cash and cash equivalents	$35,277	$49,649
Restricted cash	—	252
Accounts receivable, net	22,989	28,176
Inventory, net	16,558	16,339
Prepaid expenses	11,298	9,780
Other current assets	1,418	1,038
Total current assets	87,540	105,234
Property and equipment, net	4,294	5,140
Operating lease right-of-use asset	3,845	3,563
Intangible assets, net	81,339	85,464
Goodwill	46,349	65,802
Other non-current assets	457	465
Total non-current assets	136,284	160,434
Total assets	$223,824	$265,668

Liabilities
Current liabilities
Accounts payable and other	$15,604	$19,255
Accrued liabilities	50,685	51,295
Accrued compensation	5,041	5,939
Short-term line of credit	7,209	7,934
Current portion of debt	16,343	16,668
Current portion of operating lease liabilities	1,173	940
Current portion of fixed payment arrangements	3,310	3,134
Current portion of CVR liabilities	—	218
Current portion of contingent consideration	1,206	4,055
Total current liabilities	100,571	109,438
Debt, net of current portion	129	180
Operating lease liabilities, net of current portion	2,716	2,624
Fixed payment arrangements, net of current portion	4,623	6,324
CVR liabilities, net of current portion	1,392	1,177
Contingent consideration, net of current portion	8,297	8,002
Other non-current liabilities	560	355
Total liabilities	118,288	128,100
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2021 and June 30, 2021	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 30,010,468 and 27,490,412, respectively, as of December 31, 2021 and June 30, 2021	3	3
Additional paid-in capital	323,231	315,864
Accumulated deficit	(217,698)	(178,299)
Total stockholders’ equity	105,536	137,568
Total liabilities and stockholders’ equity	$223,824	$265,668

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Product revenue, net	$23,125	$15,147	$45,022	$28,667
Cost of sales	10,826	6,251	20,267	10,314
Gross profit	12,299	8,896	24,755	18,353

Operating expenses
Research and development	4,920	286	7,016	469
Selling and marketing	9,660	5,705	18,957	11,531
General and administrative	7,953	5,584	16,169	11,004
Acquisition related costs	—	1,312	—	1,312
Impairment of goodwill	—	—	19,453	—
Amortization of intangible assets	1,060	1,584	2,153	3,169
Total operating expenses	23,593	14,471	63,748	27,485
Loss from operations	(11,294)	(5,575)	(38,993)	(9,132)
Other income (expense)
Other income/(expense), net	20	(379)	(20)	(1,130)
Loss from contingent consideration	(277)	(3,313)	(496)	(3,311)
Loss on extinguishment of debt	—	(258)	—	(258)
Total other expense	(257)	(3,950)	(516)	(4,699)
Loss before income tax	(11,551)	(9,525)	(39,509)	(13,831)
Income tax benefit	(3)	—	(110)	—
Net loss	$(11,548)	$(9,525)	$(39,399)	$(13,831)
Weighted average number of common shares outstanding	26,412,473	13,281,904	26,003,026	12,717,180
Basic and diluted net loss per common share	$(0.44)	$(0.72)	$(1.52)	$(1.09)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

(Unaudited)

	Three Months Ended December 31,
	2021		2020
	Shares	Amount	Shares	Amount
Preferred Stock
Balance beginning of period	—	$—	—	$—
Balance end of period	—	—	—	—
Common Stock
Balance beginning of period	27,771,912	3	12,583,736	1
Stock-based compensation	76,972	—	—	—
Issuance of common stock, net of issuance cost	2,161,584	—	5,169,076	1
Issuance of common stock related to debt conversion	—	—	130,081	—
Balance end of period	30,010,468	3	17,882,893	2
Additional Paid-In Capital
Balance beginning of period	—	317,647	—	215,378
Stock-based compensation	—	1,229	—	508
Issuance of common stock, net of issuance cost	—	4,355	—	29,588
Issuance of common stock related to debt conversion	—	—	—	1,058
Balance end of period	—	323,231	—	246,532
Accumulated Deficit
Balance beginning of period	—	(206,150)	—	(124,316)
Net loss	—	(11,548)	—	(9,525)
Balance end of period	—	(217,698)	—	(133,841)
Total stockholders' equity	30,010,468	$105,536	17,882,893	$112,693

	Six Months Ended December 31,
	2021		2020
	Shares	Amount	Shares	Amount
Preferred Stock
Balance beginning of period	—	$—	—	$—
Balance end of period	—	—	—	—
Common Stock
Balance beginning of period	27,490,412	3	12,583,736	1
Stock-based compensation	296,972	—	—	—
Issuance of common stock, net of issuance cost	2,223,084	—	5,169,076	1
Issuance of common stock related to debt conversion			130,081	—
Balance end of period	30,010,468	3	17,882,893	2
Additional Paid-In Capital
Balance beginning of period	—	315,864	—	215,024
Stock-based compensation	—	2,748	—	963
Issuance of common stock, net of issuance cost	—	4,625	—	29,487
Issuance of common stock related to debt conversion	—	—	—	1,058
Tax withholding for stock-based compensation	—	(6)	—	—
Balance end of period	—	323,231	—	246,532
Accumulated Deficit
Balance beginning of period	—	(178,299)	—	(120,010)
Net loss	—	(39,399)	—	(13,831)
Balance end of period	—	(217,698)	—	(133,841)
Total stockholders' equity	30,010,468	$105,536	17,882,893	$112,693

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2021	2020
Operating Activities
Net loss	$(39,399)	$(13,831)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	5,352	3,905
Impairment of goodwill	19,453	—
Stock-based compensation expense	2,748	963
Loss from contingent considerations	496	3,311
Amortization of senior debt (premium) discount	(326)	132
(Gain) loss on sale of equipment	(50)	112
Gain on termination of lease	—	(343)
Loss on debt extinguishment	—	258
Inventory write-down	349	99
Other noncash adjustments	(86)	148
Changes in operating assets and liabilities:
Accounts receivable	5,186	(1,973)
Inventory	(568)	(3,616)
Prepaid expenses and other current assets	(1,896)	1,817
Accounts payable and other	(3,307)	(3,136)
Accrued liabilities	(616)	1,271
Other operating assets and liabilities, net	51	(24)
Net cash used in operating activities	(12,613)	(10,907)
Investing Activities
Contingent consideration payment	(3,109)	(43)
Other investing activities	(28)	4
Net cash used in investing activities	(3,137)	(39)
Financing Activities
Proceeds from issuance of stock	4,825	32,250
Payment of stock issuance costs	(172)	(4,293)
Payment made to fixed payment arrangement	(2,746)	(2,786)
Payments made to borrowings	(89,632)	(273)
Proceeds from borrowings	88,857	—
Other financing activities	(6)	—
Net cash provided by financing activities	1,126	24,898
Net change in cash, restricted cash and cash equivalents	(14,624)	13,952
Cash, cash equivalents and restricted cash at beginning of period	49,901	48,333
Cash, cash equivalents and restricted cash at end of period	$35,277	$62,285
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$35,277	$62,033
Restricted cash	—	252
Total cash, cash equivalents and restricted cash	$35,277	$62,285
Supplemental cash flow data
Cash paid for interest	$2,356	$307
Non-cash investing and financing activities:
Fixed payment arrangements included in accrued liabilities	$—	$1,050
Issuance of common stock for note conversion	$—	$1,058
Other noncash investing and financing activities	$29	$43
Warrants issued	$—	$356

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation

Aytu BioPharma, Inc. (“Aytu”, the “Company” or “we”), is a commercial-stage pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. The Company currently operates the Aytu BioPharma business, consisting of the Company’s prescription pharmaceutical products (the “Rx Portfolio”), and the Aytu consumer healthcare products business (the “Consumer Health Portfolio”). The core Rx Portfolio commercial products consists primarily of prescription pharmaceutical products for the treatment of attention deficit hyperactivity disorder ("ADHD"), allergies and vitamin and fluoride deficiency. The Aytu consumer health business is focused on commercializing consumer healthcare products. The Company was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado and was re-incorporated in the state of Delaware on June 8, 2015.

The Rx Portfolio consists of (i) Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets, Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets and Adzenys ER (amphetamine) extended-release oral suspension for the treatment of ADHD, (ii) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, (iii) Karbinal ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions, (iv) ZolpiMist, the only U.S. Food & Drug Administration (“FDA”) approved oral spray prescription sleep aid, (v) Tuzistra XR, the only FDA-approved 12-hour codeine-based antitussive syrup and (vi) a generic Tussionex (hydrocodone and chlorpheniramine) (“generic Tussionex”), extended-release oral suspension for the treatment of cough and upper respiratory symptoms of a cold. Adzenys ER was discontinued as of September 30, 2021.

The Consumer Health Portfolio consists of over twenty consumer health products competing in large healthcare categories, including diabetes management, pain management, digestive health, sexual and urological health and general wellness, commercialized through direct-to-consumer marketing channels utilizing the Company's proprietary Beyond Human marketing and sales platform and on e-commerce platforms.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets, while also developing a late-stage pipeline focused on pediatric-onset conditions and difficult-to-treat diseases.

As of December 31, 2021, the Company had approximately $35.3 million of cash and cash equivalents. The Company’s operations have historically consumed cash and are expected to continue to consume cash. The Company incurred a net loss of approximately $11.5 million and $9.5 million during the three months ended December 31, 2021 and 2020, respectively, and $39.4 million and $13.8 million for the six months ended December 31, 2021 and 2020, respectively. The Company had an accumulated deficit of approximately $217.7 million and $178.3 million as of December 31, 2021 and June 30, 2021, respectively. Cash used in operations was approximately $12.6 million and $10.9 million during the six months ended December 31, 2021 and 2020, respectively.

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

As of the date of this Report, the Company expects its costs for operations to increase as the Company integrates the Neos acquisition, invests in new product development, and continues to focus on revenue growth through increasing product sales and making additional acquisitions. The Company’s current assets totaling approximately $87.5 million as of December 31, 2021 and the proceeds expected from ongoing product sales will be used to fund existing operations. The Company may continue to access the capital markets from time-to-time. The timing and amount of capital that may be raised is dependent on the terms and conditions upon which investors would require to provide such capital. There is no guarantee that capital will be available on terms favorable to the Company and its stockholders, or at all.

The Company believes it has sufficient cash on-hand as of December 31, 2021 to cover potential net cash outflows for at least the twelve months following the filing date of this Quarterly Report.

If the Company is unable to raise adequate capital in the future when it is required, the Company's management can adjust its operating plans to reduce the magnitude of the Company's capital need under its existing operating plan. Some of the adjustments that could be made include delays of and reductions to commercial programs, reductions in headcount, narrowing the scope of the Company’s commercial plans or reductions or delays to its research and development programs, or monetization of certain Company assets. Without sufficient operating capital, the Company could be required to relinquish rights to products or renegotiate to maintain such rights on less favorable terms than it would otherwise choose. This may lead to impairment or other charges, which could materially affect the Company’s balance sheet and operating results.

Basis of Presentation. The unaudited condensed consolidated financial statements contained in this report represent the financial statements of the Company and its wholly owned subsidiaries, Innovus Pharmaceuticals, Inc., Aytu Therapeutics, LLC and Neos Therapeutics, Inc. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, which included all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended December 31, 2021 are not necessarily indicative of expected operating results for the full year. The information presented throughout this report, as of December 31, 2021 and for the three and six months ended December 31, 2021, and 2020, is unaudited.

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

Prior Period Reclassification

Certain prior year amounts in the consolidated balance sheets, statements of earnings and statements of cashflows have been reclassified to conform to the current year presentation, including a reclassification made in the presentation of FDA fees for commercialized product. This was previously included in general and administrative expenses and now is recorded as a component of cost of sales on the consolidated statements of earnings. These reclassifications did not affect operating earnings or other consolidated financial statements for the three and six months ended December 31, 2021 and 2020.

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the six months ended December 31, 2021. The impairment of the Aytu BioPharma segment book goodwill changed the net deferred tax liability of $0.2 million recorded as of June 30, 2021 fiscal year end into a net deferred tax liability of $0.1 million as of December 31, 2021. As a result, the Company recognized an income tax benefit of $0.1 million during the six months ended December 31, 2021. There was no income tax expense or benefit during the three and six months ended December 31, 2020.

Recent Accounting Pronouncements Not Yet Adopted

Financial Instruments – Credit Losses (“ASU 2016-13”). In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” to require the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this ASU is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The standard was effective for interim and annual reporting periods beginning after December 15, 2019. However, in October 2019, the FASB approved deferral of the adoption date for smaller reporting companies for fiscal periods beginning after December 15, 2022. Accordingly, the Company’s fiscal year of adoption will be the fiscal year ended June 30, 2024. The Company is assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

For a complete set of the Company’s significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no significant changes to the Company’s significant accounting policies during the six months ended December 31, 2021.

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

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed at the date of acquisition. These are preliminary, pending final evaluation of certain assets and liabilities, and therefore, are subject to revisions that may result in adjustments to the values presented below;

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

The unaudited pro forma results have been prepared based on estimates and assumptions, which management believes are reasonable; however, the results are not necessarily indicative of the consolidated results of operations had the acquisition occurred on July 1, 2020, or of future results of operations:

	Six Months Ended
	December 31,
	2021	2020
		Pro forma
	Unaudited	Unaudited

	(In thousands)
Total revenues, net	$45,022	$52,331
Net loss	$(39,399)	$(23,037)

Rumpus Acquisition

On April 12, 2021, the Company entered into an asset purchase agreement with Rumpus VEDS, LLC, Rumpus Therapeutics, LLC, Rumpus Vascular, LLC (together with Rumpus VEDS, LLC and Rumpus Therapeutics LLC, “Rumpus”) pursuant to which the Company acquired certain rights and other assets, including key commercial global licenses, relating primarily to the pediatric-onset rare disease development asset enzastaurin (now referred to as AR101), which is a pivotal study-ready therapeutic being studied for the treatment of vascular Ehlers-Danlos Syndrome (“VEDS”). This asset was acquired for an up-front fee of $1.5 million in cash and payment of aggregated fees of $0.6 million. Upon the achievement of certain regulatory and commercial milestones, up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option, are payable to Rumpus. AR101 (enzastaurin) is an orally available investigational first-in-class small molecule, serine/threonine kinase inhibitor of the PKC beta, PI3K and AKT pathways (see Note 12 and Note 17).

4. Revenue Recognition

Contract Balances. Contract assets primarily relate to the Company’s right to consideration in exchange for products transferred to a customer in which that right to consideration is dependent upon the customer selling these products. There was no contract asset as of December 31, 2021. As of June 30, 2021, contract assets of $21,000 was included in other current assets in the condensed consolidated balance sheet. Contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. As of December 31, 2021 and June 30, 2021, contract liabilities of $0.2 million were included in accrued liabilities in the consolidated balance sheet.

The Company disaggregated its revenue into three product portfolios. The primary care portfolio is composed of ZolpiMist and Tuzistra. The pediatric portfolio is composed of Adzenys XR-ODT, Cotempla XR-ODT Poly-Vi-Flor, Tri-Vi-Flor, Karbinal ER and a generic Tussionex. The Consumer Health portfolio is composed of consists of over twenty consumer health products competing in large healthcare categories.

Revenues by Product Portfolio. Net revenue disaggregated by significant product portfolio for the three and six months ended December 31, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

			(In thousands)
Primary care portfolio	$192	$4,097	$617	$7,130
Pediatric portfolio	14,451	3,115	27,909	5,834
Consumer Health portfolio	8,482	7,935	16,496	15,703
Consolidated revenue	$23,125	$15,147	$45,022	$28,667

Revenues by Geographic location. The following table reflects the Company’s product revenues by geographic location as determined by the billing address of customers:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

			(In thousands)
U.S.	$22,547	$13,757	$43,653	$25,901
International	578	1,390	1,369	2,766
Total net revenue	$23,125	$15,147	$45,022	$28,667

5. Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the impairment is first recognized. The Company wrote down $0.1 million of inventory during the three months ended December 31, 2021, and $0.3 million and $0.1 million during the six months ended December 31, 2021 and 2020, respectively. There was no inventory write-down during the three months ended December 31, 2020.

Inventory balances consist of the following:

	December 31,	June 30,
	2021	2021

	(In thousands)
Raw materials	$2,427	$2,269
Work in process	2,173	3,346
Finished goods	11,958	10,724
Inventory, net	$16,558	$16,339

6. Property and Equipment

Properties and equipment are recorded at cost to place into service and once placed in service, are depreciated on a straight-line basis over the estimated useful lives. Leasehold improvements are amortized over the shorter of the estimated economic life or related lease term.

Property and equipment consist of the following:

	December 31,	June 30,
	2021	2021

	(In thousands)
Manufacturing equipment	$3,076	$3,070
Leasehold improvements	999	959
Office equipment, furniture and other	1,099	1,093
Lab equipment	832	832
Assets under construction	128	198
Less accumulated depreciation and amortization	(1,840)	(1,012)
Property and equipment, net	$4,294	$5,140

Depreciation and amortization expense was $0.4 million and $18,000 for the three months ended December 31, 2021 and 2020, respectively, and $0.8 million and $0.1 million for the six months ended December 31, 2021 and 2020, respectively. During the three and six months ended December 31, 2021, the Company recognized a gain of $0.1 million on sale of equipment. There was no disposal of property and equipment during the three months ended December 31, 2020. During the six months ended December 31, 2020, the Company recognized a loss of $0.1 million on sale of equipment due to termination of leases.

7. Leases

The Company has entered into various operating lease agreements for certain of its offices, manufacturing facilities and equipment, and finance lease agreements for certain equipment. These leases have original lease periods expiring between 2022 and 2024. Most leases include one or more options to renew and the exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases also include options to purchase the leased property. For purposes of calculating operating lease liabilities, lease terms are deemed not to include options to extend the lease until it is reasonably certain that the Company will exercise that option. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

Upon the closing of the Neos Merger on March 19, 2021, Neos recognized operating lease ROU asset and lease liability of $3.5 million, which represented the present value of the remaining lease payments as of the acquisition date, for its office space and manufacturing facilities at Grand Prairie, Texas. As the lease agreement does not provide an implicit rate, Neos used its estimated borrowing rate of 6.7% to determine the present value of future lease payments. The finance leases are related to Neos equipment finance leases with fixed contract terms and an implicit interest rate of approximately 5.9%.

In May 2021, the Company entered into a commercial lease agreement for 6,352 square feet of office in Berwyn, Pennsylvania that was to commence on December 1, 2021 and end on January 31, 2025. On July 19, 2021, the Company and the lessor amended the agreement to move the commencement date from December 1, 2021 to September 1, 2021. The Company recorded an operating lease ROU asset and lease liabilities of $0.5 million in the consolidated balance sheet representing the present value of minimum lease payments using Neos’ estimated borrowing rate of 6.25%.

In October 2021, the Company’s Innovus subsidiary entered into a commercial lease agreement for 6,580 square feet of warehouse in Oceanside, California that commenced on December 1, 2021 and ends on December 31, 2026. The Company recorded an operating lease ROU asset and lease liabilities of $0.3 million in the consolidated balance sheet representing the present value of minimum lease payments using Innovus’ estimated borrowing rate of 18.0%.

The components of lease expenses are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020	Statement of Operations Classification

			(In thousands)
Lease cost:
Operating lease cost	$330	$30	$626	$125	Operating expenses
Short-term lease cost	26	2	65	5	Operating expenses
Finance lease cost:
Amortization of leased assets	19	—	37	—	Cost of sales
Interest on lease liabilities	4	—	8	—	Other (expense), net
Total net lease cost	$379	$32	$736	$130

Supplemental balance sheet information related to leases is as follows:

	December 31,	June 30,	Balance Sheet Classification
	2021	2021

	(In thousands)
Assets:
Operating lease assets	$3,845	$3,563	Operating lease right-of-use asset
Finance lease assets	292	329	Property and equipment, net, net
Total leased assets	$4,137	$3,892
Liabilities:
Current:
Operating leases	$1,173	$940	Current portion of operating lease liabilities
Finance leases	103	102	Current portion of debt
Non-current
Operating leases	2,716	2,624	Operating lease liabilities, net of current portion
Finance leases	129	180	Debt, net of current portion
Total lease liabilities	$4,121	$3,846

Remaining lease term and discount rate used are as follows:

	December 31,	June 30,
	2021	2021
Weighted-Average Remaining Lease Term (years)
Operating lease assets	3.09	3.42
Finance lease assets	2.23	2.72
Weighted-Average Discount Rate
Operating lease assets	7.39%	6.62%
Finance lease assets	6.43%	6.41%

Supplemental cash flow information related to lease is as follows:

	Six Months Ended
	December 31,
	2021	2020

	(In thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$585	$125
Operating cash flows from finance leases	$8	$—
Financing cash flows from finance leases	$50	$—

As of December 31, 2021, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance

	(In thousands)
2022 (remaining 6 months)	$708	$59
2023	1,436	104
2024	1,379	87
2025	749	—
2026	90	—
2027	46	—
Total lease payments	4,408	250
Less: Imputed interest	(519)	(18)
Lease liabilities	$3,889	$232

8. Goodwill and Other Intangible Assets

Since the June 30, 2021 annual goodwill impairment assessment, the Company’s stock price has continued to decline. During the three months ended September 30, 2021, the continued decline was considered a qualitative factor that led Management to reassess as to whether it is more likely than not that the fair value of one or more of the Company’s reporting units is greater than its carrying value. Management’s evaluation of the first step indicated that its Aytu BioPharma segment’s goodwill was potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the segment and comparing it to its carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value, discount rates and comparable multiples from publicly traded companies in our industry. Due to the decline in stock price this was an indicator of increased risk primarily increasing the discount rates in the valuation models. The Company determined the fair value of the reporting segment utilizing the discounted cash flow model. As a result of the continued decline in its stock price, the Company risk adjusted its cost of equity, which increased the over-all discount rate. As of September 30, 2021, utilizing the risk adjusted weighted-average discount rate, the fair value of Aytu BioPharma segment was less than its carrying value. As a result, the Company recognized an impairment loss of $19.5 million related to the Aytu BioPharma segment. The quantitative test indicated there was no impairment to the Aytu Consumer Health segment as it resulted in an implied fair value of $5.9 million compared with the $0.5 million carrying value. There was no such impairment during the three months ended December 31, 2021.

The Aytu Consumer Health segment, which has $8.6 million goodwill from the March 2020 Innovus merger, reported $1.5 million negative carrying value as of December 31, 2021.

The change in carrying amount of goodwill by reportable segment is as follows:

	Aytu BioPharma	Aytu Consumer Health	Consolidated

	(In thousands)
Balance as of June 30, 2021	$57,165	$8,637	$65,802
Goodwill impairment	(19,453)	—	(19,453)
Balance as of December 31, 2021	$37,712	$8,637	$46,349

The Company currently holds the following intangible asset portfolios as of December 31, 2021: (i) Licensed asset, which consists of pharmaceutical product assets that were acquired prior to July 1, 2020; (ii) Product technology rights, acquired from the November 1, 2019 acquisition of a line of prescription pediatric products (“Pediatric Portfolio”) from Cerecor, Inc. and the Neos Merger on March 19, 2021; (iii) Proprietary modified-release drug delivery technology right as a result of the Neos Merger; (iv) Acquired product distribution rights and commercial technology consisting of RxConnect and trade names as a result of the Neos Merger, and patents, trade names and the acquired customer lists from the acquisition of Innovus Pharmaceuticals, Inc. (“Innovus Merger”); (v) Acquired in-process R&D from the Neos Merger related to the NT0502 product candidate for the treatment of sialorrhea.

The following table provides the summary of the Company’s intangible assets as of December 31, 2021 and June 30, 2021, respectively.

	December 31, 2021
				Weighted-
				Average
	Gross		Net	Remaining
	Carrying	Accumulated	Carrying	Life (in
	Amount	Amortization	Amount	years)

	(In thousands)
Licensed assets	$3,246	$(1,662)	$1,584	3.42
Acquired product technology right	45,400	(5,963)	39,437	12.44
Acquired technology right	30,200	(1,390)	28,810	16.25
Acquired product distribution rights	11,354	(2,827)	8,527	8.09
Acquired in-process R&D	2,600	—	2,600	Indefinite-lived
Acquired commercial technology	630	(493)	137	0.25
Acquired trade name	400	(156)	244	1.25
Acquired customer lists	390	(390)	—	—
Total	$94,220	$(12,881)	$81,339	13.13

	June 30, 2021
				Weighted-
				Average
	Gross			Remaining
	Carrying	Accumulated	Net Carrying	Life (in
	Amount	Amortization	Amount	years)

	(In thousands)
Licensed assets	$3,246	$(1,430)	$1,816	3.92
Acquired product technology right	45,400	(4,160)	41,240	12.88
Acquired technology right	30,200	(501)	29,699	16.75
Acquired product distribution rights	11,354	(2,073)	9,281	8.57
Acquired in-process R&D	2,600	—	2,600	Indefinite-lived
Acquired commercial technology	630	(178)	452	0.75
Acquired trade name	400	(56)	344	1.75
Acquired customer lists	390	(358)	32	0.01
Total	$94,220	$(8,756)	$85,464	13.47

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

December 31,
(In thousands)
2022 (remaining 6 months)	$3,914
2023	7,489
2024	7,333
2025	7,099
2026	6,331
2027	6,301
Thereafter	40,272
Total future amortization expense	$78,739

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $2.0 million and

$1.6 million for the three months ended December 31, 2021 and 2020, respectively, and $4.1 million and $3.2 million for the six months ended December 31, 2021 and 2020, respectively.

9. Accrued liabilities

Accrued liabilities consist of the following:

	December 31,	June 30,
	2021	2021

	(In thousands)
Accrued program liabilities	$10,515	$8,689
Accrued product-related fees	1,637	2,501
Accrued savings offers	17,995	20,148
Accrued distributor fees	3,156	2,710
Accrued liabilities for trade partners	4,120	5,421
Accrued option exercise and milestone fees	3,050	600
Medicaid liabilities	1,258	1,714
Return reserve	5,781	6,367
Other accrued liabilities*	3,173	3,145
Total accrued liabilities	$50,685	$51,295

*Other accrued liabilities consist of credit card liabilities, taxes payable, accounting fee, samples expense and consultants’ fees, none of which individually represent greater than five percent of total current liabilities.

10. Debt

The Neos Revolving Loan. On October 2, 2019, Neos entered into a senior secured credit agreement with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”) as agent for the lenders (the “Loan Agreement”). Under the Loan Agreement, Eclipse will extend up to $25.0 million in secured revolving loans to Neos (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bear variable interest through maturity at the one-month London Interbank Offered Rate (“LIBOR”), plus 4.50%. In addition, Neos is required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Loan Agreement is May 11, 2022.

In the event that, for any reason, all or any portion of the lender’s commitment to make revolving loans is terminated prior to the scheduled maturity date, in addition to the payment of the principal amount and all unpaid accrued interest and other amounts due thereon, Neos is required to pay to the lender a prepayment fee equal to 0.5% of the revolving loan commitment if such event occurs prior to May 11, 2022. Neos may permanently terminate the revolving loan facility with at least five business days prior notice.

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

In connection with the closing of the Neos Merger, Neos and Eclipse entered into a Consent, Waiver and First Amendment to the Loan Agreement, dated as of March 19, 2021 (the “Eclipse Consent, Waiver and Amendment”). Pursuant to the Consent, Waiver and First Amendment, Eclipse (i) irrevocably waives the right to impose the default rate of interest solely to the extent resulting from the inclusion of a "going concern" qualification in the audited financial statements of Neos on a consolidated basis for the fiscal year ending December 31, 2020 (the “Specified Default), (ii) the right to impose the Default Rate of interest under Section 3.1 of the Loan Agreement, or to collect interest accruing at such Default Rate that Lenders had a lawful right to collect or apply with respect to any such Specified Default, and (iii) makes certain other modifications to the Eclipse Loan Agreement to reflect the consummation of the Neos Merger and the status of Neos as a wholly-owned subsidiary of Aytu, in each case subject to the terms and conditions of the Eclipse Consent, Waiver and Amendment.

The interest expense was $0.2 million and $0.3 million for the three and six months ended December 31, 2021, respectively. As of December 31, 2021 $7.2 million borrowing was outstanding under the Revolving Loan and Neos was in compliance with the covenants under the Loan Agreement as amended.

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

Long-term debt consists of the following;

	December 31,	June 30,
	2021	2021

	(In thousands)
Neos senior secured credit facility, due on May 11, 2022	$15,000	$15,000
Exit fee	1,000	1,000
Unamortized premium	240	566
Financing leases, maturing through May 2024	232	282
Total debt	16,472	16,848
Less: current portion	(16,343)	(16,668)
Non-current portion of debt	$129	$180

In connection with the Neos Merger, Neos and Deerfield entered into a Consent, Waiver and Sixth Amendment to the Facility, dated as of March 19, 2021 (the “Deerfield Consent, Waiver and Amendment”). Pursuant to the Consent, Waiver and Sixth Amendment, Deerfield (i) consented to certain amendments to the Eclipse loan documents, (ii) irrevocably waive the Going Concern Conditions as described in the Deerfield Consent, Waiver and Amendment and their right to impose the default rate of interest as provided for in the Facility as of May 11, 2016, or to collect interest accruing at such default rate of interest, that the Lenders had a lawful right to collect or apply with respect to any such Event of Default for failure to satisfy such Going Concern Condition, (iii) subject the Company and its subsidiaries to certain restrictive covenants including limitations on the incurrence of debt, granting of liens and transfers of assets of the Company and its subsidiaries and (iv) makes certain other modifications to the Facility to reflect the consummation of the Neos Merger and the status of Neos as a wholly-owned subsidiary of the Company. Such modifications also include the prepayment of $15.0 million by the Company of the principal of the loan that was otherwise due on May 11, 2021 plus any accrued interest thereon through March 19, 2021, plus a make-whole payment equal to the interest that would otherwise have been due on that $15.0 million for the period beginning March 19, 2021 through May 11, 2021. The Sixth Amendment also eliminated the right of Deerfield to convert outstanding amounts of the loans into conversion shares and the right of Neos to make payments to Deerfield in the form of shares of common stock. The Company is a guarantor under the Facility.

Pursuant to the terms of the Facility, as amended, the $15.0 million principal prepayment was paid in cash on March 19, 2021, and the carrying amount of the remaining outstanding debt was $16.6 million. As the Neos Merger was accounted for as a business combination, Neos evaluated and determined that the fair value of the remaining outstanding debt was $17.4 million as of March 20, 2021. Accordingly, Neos recorded a premium of $0.8 million, which is the difference between carrying amount and the fair value of the debt and is being amortized into interest expense using the effective interest method over the remaining term of the debt. As of December 31, 2021, the Company was in compliance with the covenants under the Facility as amended. Total interest expense on the Facility, net of premium amortization, was $0.4 million and $0.7 million for the three and six months ended December 31, 2021, respectively.

Future principal payments of long-term debt, including financing leases, are as follows:

December 31,
(In thousands)
2022	$16,104
2023	89
2024	39
Future principal payments	16,232
Add unamortized premium	240
Less current portion	(16,343)
Non-current portion of debt	$129

11. Fair Value Considerations

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and June 30, 2021, by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2021
		Quoted
		Priced in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value at December 31,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Assets:
Cash and cash equivalents	$35,277	$35,277	$—	$—
Total	$35,277	$35,277	$—	$—
Liabilities:
Contingent consideration	$9,503	$—	$—	$9,503
CVR liability	1,392	—	—	1,392
Total	$10,895	$—	$—	$10,895

		Fair Value Measurements at June 30, 2021
		Quoted
		Priced in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Fair Value at June 30,	Assets	Inputs	Inputs
	2021	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Assets:
Cash and cash equivalents	$49,649	$49,649	$—	$—
Total	$49,649	$49,649	$—	$—
Liabilities:
Contingent consideration	$12,057	$—	$—	$12,057
CVR liability	1,395	—	—	1,395
Total	$13,452	$—	$—	$13,452

Contingent Consideration. The Company classifies its contingent consideration liability in connection with the acquisition of Tuzistra XR, ZolpiMist and Innovus, within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

Tuzistra XR. At the acquisition date on November 2, 2018, the contingent consideration related to Tuzistra XR, was valued at $8.8 million using a Monte Carlo simulation. As of December 31, 2021 and June 30, 2021, the contingent consideration was revalued at $8.5 million and $11.0 million, respectively, using the Scenario-Based model. During the three months ended December 31, 2021, the Company paid $3.0 million in cash upon the satisfaction of the time-based milestone. As of December 31, 2021, none of the remaining milestones had been achieved.

ZolpiMist. At the acquisition date on June 11, 2018, the contingent consideration related to the ZolpiMist royalty payments was valued at $2.6 million using a Monte Carlo simulation. As of December 31, 2021 and June 30, 2021, the contingent consideration was revalued at $0.7 million, using the Monte Carlo model. As of December 31, 2021, none of the milestones had been achieved, and therefore, no milestone payment was made.

On February 14, 2020, the Company recognized approximately $0.2 million in product related contingent consideration as a result of the February 14, 2020 Innovus Merger. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimated risk that the milestones are achieved. As of December 31, 2021 and June 30, 2021, the contingent consideration was $0.3 million.

In June 2017, Innovus entered into Exclusive License Agreement (“the UIRD Agreement”) with University of Iowa Research Foundation (“UIRD”) for the use of patent and technology know-how. Pursuant to the agreement, Innovus will pay to UIRD a total milestone payment of $50,000 every other year beginning on July 1, 2021 for a total payment of $0.2 million. The fair value was based on a discounted value of the future contingent payment using a 26% discount rate based on the estimated risk that the milestones would be achieved. The discounted value as of December 31, 2021 and June 30, 2021, was approximately $48,000 and $0.1 million, respectively.

During the three months ended December 31, 2021 and 2020, the Company recognized a net loss of $0.3 million and $2.4 million, respectively, in the consolidated statements of operations from changes in fair values of these contingent considerations. During the six months ended December 31, 2021 and 2020, the Company recognized a net loss of $0.5 million and $2.4 million, respectively in the consolidated statements of operations from changes in fair values of these contingent considerations. The total accretion expense included in the consolidated statements of operations related to these contingent considerations was approximately $22,000, and $0.3 million during the three months ended December 31, 2021 and 2020, respectively, and $0.1 million and $0.3 million during the six months ended December 31, 2021 and 2020, respectively.

Contingent value rights. Contingent value rights (“CVRs”) represent contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones related to the Innovus Merger. Consideration can be satisfied in up to 470,000 shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. The fair value of the contingent value rights was based on a Monte Carlo model which takes into account current interest rates and expected sales potential. On March 31, 2020, the Company paid the CVR holders approximately 123,820 shares of the Company’s common stock to satisfy the first $2.0 million milestone, which relates to the Innovus achievement of $24.0 million in revenues during the 2019 calendar year. On March 20, 2021, the Company paid the CVR holders approximately 103,190 shares of the Company’s common stock to satisfy one of two $1.0 million 2020 milestones, which relates to the Innovus achievement of $30.0 million in revenues during the 2020 calendar year. The $1.0 million 2020 milestone for achieving profitability was not met. The $1.0 million 2021 milestones, which relate to the Innovus achievement of $40.0 million in revenues during the 2021 calendar year and $1.0 million for achieving profitability were not met. As of December 31, 2021 and June 30, 2021, the CVRs were revalued at $1.4 million, using the same Monte Carlo model. During the three months ended December 31, 2021 and 2020, the Company recognized a loss of $44,000 and $0.1 million, respectively, and a loss of $0.9 million during the six months ended December 31, 2020 in the consolidated statements of operations from changes in fair values of CVRs. The net gain during the six months ended December 31, 2021 was negligible.

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the three months ended December 31, 2021:

	CVR	Contingent
	Liability	Consideration

	(In thousands)
Balance as of June 30, 2021	$1,395	$12,057
Included in earnings	(3)	555
Purchases, issues, sales and settlements:
Settlements	—	(3,109)
Balance as of December 31, 2021	$1,392	$9,503

Significant Assumptions

Significant assumptions used in valuing the contingent consideration were as follows:

December 31,
2021
Tuzistra
Valuation model	Scenario-Based
Leveraged Beta	0.66
Market risk premium	6.00%
Risk-free interest rate	1.80%
Discount	14.30%
Company specific discount	15.00%

December 31,
2021
ZolpiMist
Valuation method	Monte Carlo
Leveraged Beta	1.08
Market risk premium	6.00%
Risk-free interest rate	1.90%
Discount	11.50%
Company specific discount	15.00%

Significant assumptions used in valuing the CVRs were as follows:

December 31,
2021
Contingent Value Rights
Valuation method	Monte Carlo
Leveraged Beta	0.85
Market risk premium	6.00%
Risk-free interest rate	0.73%
Discount	18.00%
Company specific discount	10.00%

12. Commitments and Contingencies

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

Inventory Purchase Commitment

On May 1, 2020, the Company’s Innovus subsidiary entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Hikma Pharmaceuticals USA, Inc. (“Hikma”). Pursuant to the settlement agreement, Innovus has agreed to purchase and Hikma has agreed to manufacture a minimum amount of our branded fluticasone propionate nasal spray USP, 50 mcg per spray (FlutiCare®), under Hikma’s FDA approved ANDA No. 207957 in the U.S. The commitment requires Innovus to purchase three batches of product through fiscal year 2022. The Company has completed the purchase of the first two batches and fully paid the amount under the agreement. The remaining $0.7 million for the batch three purchase is expected to be paid in the third quarter of fiscal year 2022.

CVR Liability

Upon closing the Innovus Merger, the Company entered into a CVR Agreement. Each CVR entitles its holder to receive its pro rata share, payable in cash or stock, at the option of the Company, of certain payment amounts if the targets are met. If any of the payment amounts are earned, they are to be paid by the end of the first quarter of the calendar year following the year in which they are earned. Multiple revenue milestones can be earned in one year.

On March 20, 2021, the Company issued to the CVR holders 103,190 shares of the Company’s common stock to satisfy one of two $1.0 million 2020 milestones, which relates to the Innovus achievement of $30.0 million in revenues during the 2020 calendar year. The $1.0 million 2020 milestone for achieving profitability was not met. The $1.0 million 2021 milestones, which relates to the Innovus achievement of $40.0 million in revenues during the 2021 calendar year and $1.0 million for achieving profitability were not met.

Product Contingent Liability

In February 2015, Innovus acquired Novalere, which included the rights associated with distributing FlutiCare. As part of the Merger, Innovus is obligated to make five additional payments of $0.5 million each when certain levels of FlutiCare sales are achieved. The discounted value as of December 31, 2021, is approximately $0.3 million.

Pursuant to the University of Iowa Research Foundation (the “UIRD”) Agreement, Innovus will pay to UIRD a total milestone payment of $50,000 every other year beginning on July 1, 2021 for a total payment of $0.2 million. The discounted value as of December 31, 2021, is approximately $48,000. The first milestone cash payment of $50,000 was made in July 2021.

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

On December 7, 2021, upon receiving Orphan Drug Designation (“ODD”) from the FDA for AR101, a milestone payment of $2.5 million is due and payable to Rumpus in cash or in shares of the Company’s common stock. The $2.5 million milestone payment is included in our accrued liabilities in the condensed consolidated balance sheets as of December 31, 2021.

13. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of December 31, 2021 and June 30, 2021, the Company had 30,010,468 and 27,490,412 common shares outstanding, respectively, and zero preferred shares outstanding, respectively.

Included in the common stock outstanding are 2,163,040 shares of restricted stock issued to executives, directors and employees.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of December 31, 2021, approximately $43.3 million remains available under the 2020 Shelf.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of December 31, 2021, the Company has not issued any common stock, preferred stock, debt securities, warrants, rights or units under the 2021 Shelf.

On June 4, 2021, the Company entered into a sales agreement with Cantor Fitzgerald & Co., as sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “Cantor ATM”). In July 2021, the Company issued 61,500 shares of common stock under the Cantor ATM, with total gross proceeds of approximately $0.3 million before deducting underwriting discounts, commissions, and other offering expenses. During the three months ended December 31, 2021, the Company issued an additional 2,161,584 shares of common stock under the Cantor ATM, with total gross proceeds of approximately $4.5 million before deducting underwriting discounts, commissions, and other offering expenses of $0.2 million. As of December 31, 2021, approximately $12.5 million of the Company’s common stock remained available to be sold pursuant to the Cantor ATM.

14. Equity Incentive Plans

Aytu 2015 Plan. On June 1, 2015, the Company’s stockholders approved the Aytu BioPharma 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the Aytu 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 5.0 million total shares of common stock in the Aytu 2015 Plan. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards have a vesting period ranging from 4 to 10 years, whereas the restricted stock units have a vesting period of 4 years. As of December 31, 2021, the Company had 2,603,044 shares available for grant under the Aytu 2015 Plan.

Neos 2015 Plan. Pursuant to the Neos Merger, the Company assumed 69,721 stock options and 35,728 restricted stock units (RSUs) previously granted under Neos plan. Accordingly, on April 19, 2021, the Company registered 105,449 shares of its common stock under the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the "Neos 2015 Plan") with the SEC. The terms and conditions of the assumed equity securities will stay the same as they were under the previous Neos plan. In addition to the 105,449 registered shares to cover the assumed awards, the remaining 1,255,310 shares available under the legacy Neos plan was added back to the new Neos 2015 Plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years. As of December 31, 2021, the Company had 1,218,997 shares available for grant under the Neos 2015 Plan.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2021	109,588	$14.52	8.07
Forfeited/Cancelled	(9,355)	6.35
Expired	(9,502)	8.10
Outstanding at December 31, 2021	90,731	$16.03	8.22

Exercisable at December 31, 2021	47,838	$22.99	8.17

As of December 31, 2021, there was $0.3 million of total unrecognized compensation costs adjusted for estimated forfeitures, related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2 years.

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

On October 11, 2021, the Company granted 75,000 shares of restricted stock to a member of its management pursuant to the Neos 2015 Plan, of which 1/3 vest on October 11, 2022 and 1/12 each quarter thereafter, subject to continuing employment with the Company through each vesting date until October 11, 2024. These restricted stocks grants have a grant date fair value of $2.65 per-share.

Restricted stock activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2021	1,955,268	$7.83
Granted	295,000	3.67
Vested	(90,836)	7.97
Unvested at December 31, 2021	2,159,432	$7.26

As of December 31, 2021, there was $11.9 million of total unrecognized compensation costs adjusted for estimated forfeitures, related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.1 years.

The Company previously issued 158 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. The unrecognized expense related to these shares was $0.9 million as of December 31, 2021 and is expected to be recognized over the weighted average period of 4.52 years.

Restricted Stock Unit

On December 1, 2021, the Company granted 20,000 shares of restricted stock units, to a member of its management pursuant to the Aytu 2015 Plan, of which 1/3 vest on December 1, 2022 and 1/12 on the first day of each quarter thereafter, subject to continuing employment with the Company through each vesting date until December 1, 2024. These restricted stocks grants have a grant date fair value of $1.86 per-share.

Restricted stock unit activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2021	78,318	$7.20
Granted	20,000	1.86
Vested	(1,972)	6.04
Forfeited	(62,922)	7.44
Unvested at December 31, 2021	33,424	$3.61

As of December 31, 2021, there was $0.1 million of total unrecognized compensation costs adjusted for any estimated forfeitures, related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock and RSUs was included in the statements of operations as set forth in the below table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

			(In thousands)
Cost of sales	$8	$—	$17	$—
Research and development	75	—	394	—
Selling and marketing	19	—	28	—
General and Administrative	1,127	508	2,309	963
Total stock-based compensation expense	$1,229	$508	$2,748	$963

The stock-based compensation expense included in the table above attributable to stock options was $22,000 and $0.1 million for the three months ended December 31, 2021 and 2020, respectively, and $45,000 and $0.2 million for the six months ended December 31, 2021 and 2020, respectively. The stock-based compensation expense included in the table above attributable to restricted stock was $1.2 million and $0.4 million for the three months ended December 31, 2021 and 2020, respectively, and $2.7 million and 0.8 million for the six months ended December 31, 2021 and 2020, respectively.

15. Warrants

On July 1, 2020, 92,302 warrants previously issued to a placement agent with a weighted average exercise price of $15.99 per warrant expired. In addition, during July 2021, 2,205 various other warrants with a weighted average exercise price of $582.50 per warrant to purchase the Company’s shares of common stock expired.

As of December 31, 2021, the Company had 24,105 liability warrants outstanding with a weighted-average exercise price of $720.0. These warrants expire on August 25, 2022.

A summary of equity-based warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2021	1,254,952	$35.85	2.83
Warrants expired	(95,670)	114.33	—
Outstanding December 31, 2021	1,159,282	$29.51	2.72

16. Net Loss per Common Share

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

The following table sets-forth securities that could be potentially dilutive, but for the three and six months ended December 31, 2021 and 2020 are anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		December 31,
		2021	2020
Warrants to purchase common stock - liability classified	(Note 15)	24,105	24,105
Warrant to purchase common stock - equity classified	(Note 15)	1,159,282	2,379,918
Employee stock options	(Note 14)	90,731	76,594
Employee unvested restricted stock	(Note 14)	2,159,432	381,686
Employee unvested restricted stock units	(Note 14)	33,424	—
Total		3,466,974	2,862,303

17. License Agreements

Rumpus (AR101)

In April 2021, the Company acquired substantially all the assets of Rumpus. Through this transaction the Company secured exclusive global rights to AR101 from Denovo in the fields of rare genetic pediatric onset or congenital disorders outside of oncology. AR101 is a pivotal study-ready therapeutic candidate initially targeting the treatment of VEDS.

Under the terms of the transaction, the Company paid an upfront fee of $1.5 million and aggregated fees of $0.6 million to Denovo and JHU. Upon the achievement of certain regulatory and commercial milestones, the Company will pay Rumpus up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option. In addition, the Company received assignments of third-party licenses from Denovo and JHU and took over royalty obligations and performance-based milestones under these licenses.

On December 7, 2021 the FDA granted ODD to AR101 for the treatment of Ehlers-Danlos Syndrome, which includes the treatment of VEDS. As a result of this designation, a milestone payment of $2.5 million is due and payable to Rumpus in cash or in shares of the Company’s common stock. The $2.5 million milestone payment is included in our accrued liabilities in the condensed consolidated balance sheets as of December 31, 2021. In addition, on December 13, 2021 the FDA has cleared the IND application for AR101, enabling the Company to proceed with initiating a pivotal clinical trial for AR101 in VEDS. The PREVEnt Trial will assess the safety and efficacy of enzastaurin in COL3A1-confirmed VEDS patients.

Healight

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

On November 23, 2021 the U.S. Patent and Trademark Office (the “USPTO”) issued a U.S. patent for the Healight ultraviolet-A light-based respiratory catheter to Cedars-Sinai Medical Center. The U.S. Patent Number

11,179,575, titled “Internal Ultraviolet Therapy,” is the first issued patent protecting the Healight investigational device and covers methods of treating a patient for an infectious condition inside the patient's body through the insertion of a UV-light-emitting delivery tube inside a respiratory cavity of the patient at specific UV-A light wavelengths. The term of this patent extends to August of 2040.

NeuRx

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

Teva

On October 31, 2017, Neos received a paragraph IV certification from Teva Pharmaceuticals USA, Inc. (“Teva”) advising Neos that Teva has filed an Abbreviated New Drug Application (“ANDA”) with the FDA for a generic version of Cotempla XR-ODT, in connection with seeking to market its product prior to the expiration of patents covering Cotempla XR-ODT. On December 13, 2017, Neos filed a patent infringement lawsuit in federal district court in the District of Delaware against Teva alleging that Teva infringed Neos’ Cotempla XR-ODT patents. On December 21, 2018, Neos and Teva entered into a Settlement Agreement (the “Teva Settlement Agreement”) and a Licensing Agreement (the “Teva Licensing Agreement” and collectively with the Teva Settlement Agreement, the “Teva Agreement”) that resolved all ongoing litigation involving Neos’ Cotempla XR-ODT patents and Teva’s ANDA. Under the Teva Licensing Agreement, Neos granted Teva a non-exclusive license to certain patents owned by Neos by which Teva has the right to manufacture and market its generic version of Cotempla XR-ODT under its ANDA beginning on July 1, 2026, or earlier under certain circumstances. The Teva Licensing Agreement has been submitted to the applicable governmental agencies.

Actavis

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

Shire

In July 2014, Neos entered into a Settlement Agreement and an associated License Agreement (the “2014 License Agreement”) with Shire LLC (“Shire”) for a non-exclusive license to certain patents for certain activities with respect to Neos’ New Drug Application (the “NDA”) No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet. In accordance with the terms of the 2014 License Agreement, following the receipt of the approval from the FDA for Adzenys XR-ODT, Neos paid an up-front, non-refundable license fee of an amount less than $1.0 million in February 2016. Neos is paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents.

In March 2017, Neos entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted Neos a non-exclusive license to certain patents owned by Shire for certain activities with respect to Neos’ NDA No. 204325 for an extended-release amphetamine oral suspension. In accordance with the terms of the 2017 License Agreement, following the receipt of the approval from the FDA for Adzenys ER, Neos paid an up-front, non-refundable license fee of an amount less than $1.0 million in October 2017. Neos is paying a single digit royalty on net sales of Adzenys ER during the life of the patents. Adzenys ER was discontinued as of September 30, 2021.

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

Select financial information for these segments is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

	(In thousands)		(In thousands)
Consolidated revenue:
Aytu BioPharma	$14,643	$7,212	$28,526	$12,964
Aytu Consumer Health	8,482	7,935	16,496	15,703
Consolidated revenue	$23,125	$15,147	$45,022	$28,667

Consolidated net loss:
Aytu BioPharma	$(9,591)	$(8,268)	$(36,048)	$(11,218)
Aytu Consumer Health	(1,957)	(1,257)	(3,351)	(2,613)
Consolidated net loss	$(11,548)	$(9,525)	$(39,399)	$(13,831)

	December 31,	June 30,
	2021	2021

	(In thousands)
Total assets:
Aytu BioPharma	$194,419	$236,449
Aytu Consumer Health	29,405	29,219
Consolidated assets	$223,824	$265,668

19. Subsequent Events

On January 26, 2022, the Company entered into a Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund II, L.P., Avenue Venture Opportunities Fund II, L.P. and Avenue Capital Management II, L.P. (collectively, “Avenue Capital”). Pursuant to the Avenue Capital Agreement, Avenue Capital (i) provided a term loan (the “Avenue Capital Loan”) in the principal amount of $15.0 million, at an interest rate of the greater of prime and 3.25%, plus 7.4%, with a three-year term, consisting of 18 monthly payments of interest only followed by equal monthly payments of principal and accrued interest (with the interest-only period being extended up to 36 months contingent upon the Obligors achieving certain milestones) and (ii) permitted the Avenue Capital Loan proceeds to be used towards the full repayment of the Neos Senior Secured Credit Facility with Deerfield.

As consideration for entering into the Avenue Capital Agreement, Aytu issued warrants to the Avenue Capital Lenders valued at $1,050,000, and exercisable to shares of the Company’s common stock at per share exercise price equal to $1.21 (subject to adjustment) (the “Warrants”). The Warrants are immediately exercisable and expire on January 31, 2027.

In connection with the Avenue Capital Agreement, the Company entered into a Consent, Waiver and Second Amendment to Loan and Security Agreement, dated as of January 26, 2022 (the “Eclipse Consent, Waiver and Second Amendment”). The Eclipse Consent, Waiver and Second Amendment, among other modifications, extends the maturity date of the Loan Agreement with Eclipse to January 26, 2025 and reduces the availability under the Loan Agreement from $25.0 million to $12.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioPharma, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021, filed on September 28, 2021. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K and Form 10-Q filed with the Securities and Exchange Commission on September 28, 2021 and November 15, 2021 respectively .

Objective

The purpose of the Management Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three and six months ended December 31, 2021 and our financial condition as of December 31, 2021. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes. The MD&A is organized in the following sections:

●	Overview
●	Significant Developments. We discuss (i) impact of COVID-19 on our operations, (ii) regulatory developments and (iii) material divestitures.
●	Results of Operations. We discuss changes in our statements of operations line items, including the major drivers of these changes for three and six months ended December 31, 2021, as compared with the three and six months ended December 31, 2020.
●	Liquidity and Capital Resources. We discuss (i) sources of our liquidity, (ii) cash flows, (iii) obligations due on our debt obligations and (iv) expected payments under contractual obligations, commitments and contingencies.
●	Critical Accounting Estimates. We discuss the critical accounting policies and estimates that require significant management judgment.

Overview

We are commercial-stage pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. We operate through two business segments (i) Aytu BioPharma segment, consisting of various prescription pharmaceutical products sold through third party wholesalers, and (ii) Aytu Consumer Health segment, which consists of various consumer health products sold directly to consumers. We generate revenue by selling our products through third party intermediaries in our marketing channels as well as directly to our customers. We develop and manufacture our ADHD products at our manufacturing facilities and use third party manufacturers for our other prescription and consumer health products.

We have incurred significant losses in each year since inception. Our net losses were $11.5 million and $9.5 million for the three months ended December 31, 2021 and 2020, respectively, and $39.4 million and $13.8 million for the six months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and June 30, 2021, we had an accumulated deficit of approximately $217.7 million and $178.3 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including the integration of our acquisitions and development of our product pipeline.

Significant Developments

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

Orphan Drug Designation and FDA clearance of IND application for AR101

On December 7, we were notified by the U.S. Food & Drug Administration (“FDA”) that AR101/Enzastaurin received Orphan Drug Designation for the treatment of Ehlers-Danlos Syndrome. The treatment of vascular Ehlers-Danlos Syndrome (“VEDS”) is captured within this designation. The FDA grants Orphan Drug designation status to drugs and biologics that are intended for the safe and effective treatment, diagnosis or prevention of rare diseases, or conditions that affect fewer than 200,000 people in the U.S. Orphan Drug designation affords us certain financial incentives to support clinical development and the potential for up to seven years of market exclusivity in the U.S. upon regulatory approval. Pursuant to the Asset Purchase Agreement among Aytu BioPharma and Rumpus VEDS LLC, Rumpus Therapeutics LLC and Rumpus Vascular (together with various of their affiliated persons, “Rumpus”), this achievement of an earn-out milestone for achieving Orphan Drug designation resulted in our obligation to pay $2.5 million to Rumpus in cash or in shares of our common stock. The $2.5 million milestone payment is included in our accrued liabilities in the condensed consolidated balance sheets as of December 31, 2021. We have agreed with Rumpus that the payment will be made on the earlier to occur of ten business following our next financing or April 1, 2022.

On December 13, 2021 the FDA has cleared the Investigational New Drug (“IND”) application for AR101, enabling us to proceed with initiating a pivotal clinical trial for AR101 in VEDS. We plan to initiate the PREVEnt Trial in VEDS in the first half of calendar year 2022. The PREVEnt Trial will assess the safety and efficacy of enzastaurin in COL3A1-confirmed VEDS patients. There are currently no FDA-approved therapies for VEDS.

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

First U.S. patent for Healight™

On November 23, 2021 the U.S. Patent and Trademark Office (the “USPTO”) issued a U.S. patent for the Healight™ ultraviolet-A light-based respiratory catheter. U.S. Patent Number 11,179,575, titled “Internal Ultraviolet Therapy,” is the first issued patent protecting the Healight investigational device and covers methods of treating a patient for an infectious condition inside the patient's body through the insertion of a UV-light-emitting delivery tube inside a respiratory cavity of the patient at specific UV-A light wavelengths. The term of this patent extends to August of 2040.

Healight is an investigational medical device technology employing proprietary methods of administering intermittent ultraviolet (UV)-A light via a novel respiratory medical device. This patent was issued to Cedars-Sinai Medical Center, from which we have an exclusive worldwide license for all respiratory applications of the UV-A light-based technology. Proof of concept clinical findings demonstrated significant reductions in SARS-CoV-2 viral load and improvement in clinical outcomes in a small number of mechanically ventilated COVID-19 patients.

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

On September 29, 2021, we and UAB entered into an amendment to the UAB APA, pursuant to which, (i) September 30, 2021 was established as the closing date, (ii) UAB was provided with termination rights in the event that the Company is unable to complete the transfer of intellectual property assets to UAB by May 31, 2022 (“Termination Rights”), provided that the delay is not due to IP offices, foreign or domestic and (iii) the Company is required to pay 5% of the deal purchase price in the event UAB terminates the agreement as provided in the Termination Rights.

As of December 31, 2021, we received $0.1 million payments from the agreed upon consideration of $0.5 million. We deferred the $0.1 million received from UAB as income until it satisfies the provisions in the Termination Rights, which was included in accrued liabilities in the consolidated balance sheet.

RESULTS OF OPERATIONS

Three months ended December 31, 2021 compared to the three months ended December 31, 2020

	Three Months Ended
	December 31,
	2021	2020	Change	%

	(In thousands)
Product revenue, net	$23,125	$15,147	$7,978	53%
Cost of sales	10,826	6,251	4,575	73%
Gross profit	12,299	8,896	3,403	38%

Operating expenses
Research and development	4,920	286	4,634	1,620%
Advertising and direct marketing	4,985	4,621	364	8%
Other selling and marketing	4,675	1,084	3,591	331%
General and administrative	7,953	5,584	2,369	42%
Acquisition related costs	—	1,312	(1,312)	(100)%
Amortization of intangible assets	1,060	1,584	(524)	(33)%
Total operating expenses	23,593	14,471	9,122	63%
Loss from operations	(11,294)	(5,575)	(5,719)	103%
Other income (expense)
Other income/(expense), net	20	(379)	399	(105)%
Loss from contingent consideration	(277)	(3,313)	3,036	(92)%
Loss on extinguishment of debt	—	(258)	258	(100)%
Total other expense	(257)	(3,950)	3,693	(93)%
Loss before income tax	(11,551)	(9,525)	(2,026)	21%
Income tax benefit	(3)	—	(3)	—
Net loss	$(11,548)	$(9,525)	$(2,023)	21%

Product revenue. Total net product revenue was $23.1 million during the three months ended December 31, 2021, an increase of approximately $8.0 million, or 53%, compared to $15.1 million during the three months ended December 31, 2020. The increase was primarily driven by the $11.1 million net revenue generated from the ADHD product portfolio of Neos, which we acquired in March 2021 and $0.5 million increase in year-over-year revenue of our consumer health products, partially offset by the $3.4 million decrease in revenue from sale of COVID-19 test kits, $0.2 million decrease in revenue resulting from the divesture of our Natesto prescription product in the third fiscal quarter of 2021 and $0.2 million decrease in revenue from the divestiture of MiOXSYS on July 1, 2021.

Cost of sales. Total cost of sales was $10.8 million during the three months ended December 31, 2021, an increase of $4.5 million, or 73%, compared to $6.3 million during the three months ended December 31, 2020. The increase was primarily driven by the $5.5 million costs incurred for the production and sale of the ADHD product portfolio of Neos, which we acquired in March 2021 and $1.3 million increase in cost of sales of our consumer health products, partially offset by the $2.3 million decrease in costs for COVID-19 test kits. Neos manufactures the ADHD products at its Grand Prairie, Texas facilities, and as such, allocates a significant portion of its intangible assets amortization and fixed assets depreciation into cost of sales. During the three months ended December 31, 2021, $0.7 million of depreciation and amortization expenses were included in cost of sales.

Research and development. Total research and development expense was $4.9 million during the three months ended December 31, 2021, an increase of $4.6 million, compared to $0.3 million during the three months ended December 31, 2020. The increase was due primarily to $4.0 million expenses related to AR101, which was acquired in April 2021, including a $2.5 milestone payment upon receiving ODD, and $0.6 million regulatory and medical monitoring costs associated with ADHD product portfolio that was acquired in March 2021.

	Three Months Ended
	December 31,
	2021	2020	Change	%

	(In thousands)
Research and development:
AR101	$4,008	$—	$4,008	100%
Healight	196	193	3	2%
ADHD	620	—	620	100%
Others	96	93	3	3%
Total Research and development	$4,920	$286	$4,634	1,620%

Advertising and direct marketing. Advertising and direct marketing expenses include direct-to-consumer marketing, advertising, sales and customer support and processing fees related to our consumer health segment. Total advertising and direct marketing expense were $5.0 million for the three months ended December 31, 2021, an increase of $0.4 million, or 8%, compared to $4.6 million during the three months ended December 31, 2020.

Other selling and marketing. Total other selling and marketing expense was $4.7 million during the three months ended December 31, 2021, an increase of $3.6 million, or 331%, compared to $1.1 million during the three months ended December 31, 2020. The increase was primarily driven by the $4.5 million expenses associated with the commercialization of our ADHD product portfolio, which was acquired in March 2021, partially offset by the $0.2 million decrease in selling and marketing expenses resulting from the divesture of our Natesto prescription product in the third fiscal quarter of 2021.

General and administrative. Total general and administrative expense was $8.0 million during the three months ended December 31, 2021, an increase of $2.4 million, or 42%, compared to $5.6 million during the three months ended December 31, 2020. The increase was primarily driven by the $2.5 million general and administrative expenses of Neos, which was acquired in March 2021.

Acquisition related costs. Acquisition related costs was $1.3 million during the three months ended December 31, 2020, primarily related to the Neos Merger, which was closed on March 19, 2021. Such costs include legal fees, due diligence expenses and financial advisory fees. There was no such cost during the three months ended December 31, 2021.

Amortization of intangible assets. Total amortization expense of intangible assets, excluding amounts included in cost of sales, was $1.1 million during the three months ended December 31, 2021, a decrease of $0.5 million, or 33%, compared to $1.6 million for the three months ended December 31, 2020. The decrease was due primarily to licensed intangible assets that were being amortized during the three months December 31, 2020 but which have subsequently been divested or written-off.

Other income/(expense), net. Total other income, net during the three months ended December 31, 2021 was approximately $20,000, an increase of $0.4 million, or 105%, compared to other expense, net of $0.4 million during the three months ended December 31, 2020. The increase was primarily due to an increase in other income of $0.8 million from partial proceeds from the Natesto divestiture, partially offset by an increase in interest expense from the debt assumed from the Neos Merger in March 2021.

Loss from contingent consideration. Net loss from contingent considerations during the three months ended December 31, 2021 was $0.3 million compared to $3.3 million loss during the three months ended December 31, 2020 (see Note 10 – Fair Value Considerations).

Loss on debt extinguishment. During the three months ended December 31, 2020, we recognized $0.3 million loss from conversion of outstanding debt to our shares of common stock. There was no such loss during the three months ended December 31, 2021.

Six months ended December 31, 2021 compared to the six months ended December 31, 2020

	Six Months Ended
	December 31,
	2021	2020	Change	%

	(In thousands)
Product revenue, net	$45,022	$28,667	$16,355	57%
Cost of sales	20,267	10,314	9,953	96%
Gross profit	24,755	18,353	6,402	35%

Operating expenses
Research and development	7,016	469	6,547	1,396%
Advertising and direct marketing	9,530	9,383	147	2%
Other selling and marketing	9,427	2,148	7,279	339%
General and administrative	16,169	11,004	5,165	47%
Acquisition related costs	—	1,312	(1,312)	(100)%
Impairment of intangible assets	19,453	—	19,453	N/A
Amortization of intangible assets	2,153	3,169	(1,016)	(32)%
Total operating expenses	63,748	27,485	36,263	132%
Loss from operations	(38,993)	(9,132)	(29,861)	327%
Other income (expense)
Other income/(expense), net	(20)	(1,130)	1,110	(98)%
Loss from contingent consideration	(496)	(3,311)	2,815	(85)%
Loss on extinguishment of debt	—	(258)	258	(100)%
Total other expense	(516)	(4,699)	4,183	(89)%
Loss before income tax	(39,509)	(13,831)	(25,678)	186%
Income tax benefit	(110)	—	(110)	—
Net loss	$(39,399)	$(13,831)	$(25,568)	185%

Product revenue. Total net product revenue was $45.0 million during the six months ended December 31, 2021, an increase of approximately $16.3 million, or 57%, compared to $28.7 million during the six months ended December 31, 2020. The increase was primarily driven by the $20.8 million net revenue generated from the ADHD product portfolio of Neos, which we acquired in March 2021, $2.2 million increase in net revenue from Karbinal and Poly-Vi-Flor, our other products within the Pediatric portfolio and $0.8 million increase in year-over-year revenue of our consumer health products, partially offset by the $5.4 million decrease in revenue from sale of COVID-19 test kits, $0.9 million decrease in revenue resulting from the divesture of our Natesto prescription product in the third fiscal quarter of 2021 and $0.4 million decrease in revenue from the divestiture of MiOXSYS on July 1, 2021.

Cost of sales. Total cost of sales was $20.3 million during the six months ended December 31, 2021, an increase of $10.0 million, or 96%, compared to $10.3 million during the six months ended December 31, 2020. The increase was primarily driven by the $10.4 million costs incurred for the production and sale of the ADHD product portfolio of Neos, which we acquired in March 2021 and $2.2 million increase in cost of sales of our consumer health products, partially offset by the $2.9 million decrease in costs for COVID-19 test kits. Neos manufactures the ADHD products at its Grand Prairie, Texas facilities, and as such, allocates a significant portion of its intangible assets amortization and fixed assets depreciation into cost of sales. During the six months ended December 31, 2021, $1.3 million of depreciation and amortization expenses were included in cost of sales.

Research and development. Total research and development expense was $7.0 million during the six months ended December 31, 2021, an increase of $6.5 million, compared to $0.5 million during the six months ended December 31, 2020. The increase was due primarily to $5.1 million expenses related to AR101, which was acquired in April 2021, including a $2.5 milestone payment upon receiving ODD, $0.3 million increase in costs associated with our Healight Platform product candidate as well as $1.2 million regulatory and medical monitoring costs associated with ADHD product portfolio that we acquired in March 2021.

	Six Months Ended
	December 31,
	2021	2020	Change	%

	(In thousands)
Research and development:
AR101	$5,069	$—	$5,069	100%
Healight	569	293	276	94%
ADHD	1,211	—	1,211	100%
Others	167	176	(9)	(5)%
Total Research and development	$7,016	$469	$6,547	1,396%

Advertising and direct marketing. Advertising and direct marketing expenses include direct-to-consumer marketing, advertising, sales and customer support and processing fees related to our consumer health segment. Total advertising and direct marketing expense were $9.5 million for the six months ended December 31, 2021, an increase of $0.1 million, or 2%, compared to $9.4 million during the six months ended December 31, 2020.

Other selling and marketing. Total other selling and marketing expense was $9.4 million during the six months ended December 31, 2021, an increase of $7.3 million, or 339%, compared to $2.1 million during the six months ended December 31, 2020. The increase was primarily driven by $9.0 million costs associated with the commercialization of our ADHD product portfolio, which was acquired in March 2021, partially offset by $0.5 million decrease in selling and marketing expenses from the divesture of our Natesto prescription product in the third fiscal quarter of 2021.

General and administrative. Total general and administrative expense was $16.2 million during the six months ended December 31, 2021, an increase of $5.2 million, or 47%, compared to $11.0 million during the six months ended December 31, 2020. The increase was primarily driven by $5.0 million general and administrative expenses of Neos which we acquired in March 2021.

Acquisition related costs. Acquisition related costs was $1.3 million during the six months ended December 31, 2020, primarily related to the Neos Merger, which was closed on March 19, 2021. Such costs include legal fees, due diligence expenses and financial advisory fees. There was no such cost during the six months ended December 31, 2021.

Impairment of goodwill. Since the June 30, 2021 annual goodwill impairment assessment, our stock price has continued to decline. As of September 30, 2021, our market capitalization was below the carrying value of our assets, which led Management to consider whether those assets should be revalued for impairment at an interim reporting date. Pursuant to the guidance under Topic ASC 350, Management conducted impairment testing at each reporting unit level to determine the recoverability of goodwill. Based on the evaluation, during the six months ended December 31, 2021, we recognized an impairment loss of $19.5 million related to the Aytu BioPharma segment. There was no such impairment expense during the six months ended December 31, 2020 (see Note 8 – Goodwill and Other Intangible Assets).

Amortization of intangible assets. Total amortization expense of intangible assets, excluding amounts included in cost of sales, was $2.2 million during the six months ended December 31, 2021, a decrease of $1.0 million, or 32%, compared to $3.2 million for the six months ended December 31, 2020. The decrease was due primarily to licensed intangible assets that were being amortized during the six months December 31, 2020 but which have subsequently been divested or written-off.

Other income/(expense), net. Total other expense, net of other income during the three months ended December 31, 2021 was approximately $20,000, a decrease of $1.1 million, or 98%, compared to $1.1 million during the six months ended December 31, 2020. The decrease was primarily due to an increase in other income of $1.5 million from partial proceeds from the Natesto divestiture and $0.5 million decrease in interest expense from fixed payment obligations, partially offset by $0.9 million increase in interest expense from the debt assumed from the Neos Merger in March 2021.

Loss from contingent consideration. Net loss from contingent considerations during the three months ended December 31, 2021 was $0.5 million compared to $3.3 million loss during the six months ended December 31, 2020 (see Note 10 – Fair Value Considerations).

Loss on debt extinguishment. During the six months ended December 31, 2020, we recognized $0.3 million loss from conversion of outstanding debt to our shares of common stock. There was no such loss during the six months ended December 31, 2021.

Income tax benefit. The impairment of the Aytu BioPharma segment book goodwill changed the net deferred tax liability of $0.2 million recorded as of June 30, 2021 fiscal year end into a net deferred tax liability of $0.1 million as of December 31, 2021. As a result, we recognized an income tax benefit of $0.1 million during the six months ended December 31, 2021. There was no income tax expense or benefit during the six months ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

We finance our operations through a combination of sales of our common stock and warrants, borrowings under our line of credit facility and cash generated from operations.

Shelf Registrations

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of December 31, 2021, the Company has not issued any common stock, preferred stock, debt securities, warrants, rights or units under the 2021 Shelf.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of December 31, 2021, approximately $43.3 million remains available under the 2020 Shelf.

In June 2020, we initiated an at-the-market offering program ("ATM"), which allow us to sell and issue shares of our common stock from time-to-time. Since initiated in June 2020 through December 31, 2021, we issued a total of 5,316,623 shares of common stock for aggregate proceeds of $28.0 million before estimated offering costs of $2.8 million. On June 2, 2021, we terminated our “at-the-market” sales agreement with Jefferies LLC. On June 4, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which we agreed to sell up to $30.0 million of our common stock from time to time in “at-the-market” offerings. As of December 31, 2021, approximately $12.5 million of our common stock remained available to be sold pursuant to the Cantor ATM.

Underwriting Agreement

On December 10, 2020, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”) (as amended and restated, the “Underwriting Agreement”). Pursuant to the Underwriting Agreement, the Company agreed to sell, in an upsized firm commitment offering, 4,166,667 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), to Wainwright at an offering price to the public of $6.00 per share, less underwriting discounts and commissions. In addition, pursuant to the Underwriting Agreement, the Company granted Wainwright a 30-day option to purchase up to an additional 625,000 shares of Common Stock at the same offering price to the public, less underwriting discounts and commissions. Wainwright exercised their over-allotment option in full, purchasing a total of 4,791,667 shares of Common Stock. The Company raised gross proceeds of $28.8 million through this offering. Offering costs totaled $2.6 million resulting in net cash proceeds of $26.2 million. In connection with the offering, the Company issued 311,458 underwriter warrants to purchase up to 311,458 shares of Common Stock. The exercise price per share of the underwriter warrants is $7.50 (equal to 125% of the public offering price per share for the shares of common stock sold in the offering) and the underwriter warrants have a term of five years from the date of effectiveness of the offering. The underwriter warrants are exercisable immediately. These warrants have a fair value of approximately $1.3 million and are classified with the stockholders' equity. Effective June 2, 2021, the Company terminated the Underwriting Agreement with Wainwright; pursuant to such termination, there will be no future sales of the Company’s Common Stock under the Underwriting Agreement.

Revolver Loan Agreement

In October 2019, our Neos subsidiary entered into a senior secured credit agreement with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”) as agent for the lenders (the “Loan Agreement”). Under the Loan Agreement, Eclipse will extend up to $25.0 million in secured revolving loans to us (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable (see Note 10 and Note 19).

Cash Flows

The following table shows cash flows for the six months ended December 31, 2021 and 2020:

	Six Months Ended December 31,		Increase
	2021	2020	(Decrease)

	(In thousands)
Net cash used in operating activities	$(12,613)	$(10,907)	$(1,706)
Net cash used in investing activities	$(3,137)	$(39)	$(3,098)
Net cash provided by financing activities	$1,126	$24,898	$(23,772)

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including inventory write-down, changes in fair values of various liabilities, stock-based compensation expense, depreciation, amortization and accretion and other charges.

During the six months ended December 31, 2021, net cash used in operating activities totaled $12.6 million. The use of cash was approximately $26.7 million less than the net loss due primarily to non-cash charges of goodwill impairment, depreciation, amortization and accretion, stock-based compensation, inventory write-down and loss from change in fair values of contingent consideration. These non-cash charges were partially offset by non-cash amortization of debt premium and non-cash gain from change in fair values of contingent value rights. In addition, our use of cash decreased due to changes in working capital including decreases in accounts receivable and prepaid expense and other current assets, increase in accrued liabilities, offset by a decrease in accounts payable.

During the six-months ended December 31, 2020, net cash used in operating activities totaled $10.9 million. The use of cash was approximately $13.8 million less than the net loss due primarily to the non-cash depreciation, amortization and accretion, stock-based compensation, and loss from change in fair value of contingent consideration and CVR, a decrease in inventory and an increase in accrued liabilities. These charges were offset by increases in accounts receivable, prepaid expenses, and other current assets and decreases in accounts payables and accrued compensation.

Net Cash Used in Investing Activities

Net cash used in investing activities of $3.1 million during the six months ended December 31, 2021 was primarily due to $3.1 million payment of contingent consideration to Tris.

Net cash used in investing activities of approximately $39,000 during the six months ended December 31, 2020 was primarily due to payment of contingent consideration.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $1.1 million during the six months ended December 31, 2021 was primarily from $4.6 million net proceeds from issuance of our common stock under the ATM, partially offset by $2.7 million in payments of fixed payment arrangements and $0.8 million net reduction in our revolving loan.

Net cash provided by financing activities in the six months ended December 31, 2020, was $24.9 million. This was primarily related to the December 2020 offering for gross proceeds cost of $28.8 million offset by the offering cost of $2.6 million. We also completed the ATM offering with gross proceeds of $3.5 million, which was offset by the offering cost of $1.7 million, driven by a one-time payment in July 2020 of approximately $1.5 million. We paid approximately $2.8 million related to fixed payment obligation and $0.3 million of debt.

Capital Resources

We have obligations related to our loan and credit facilities, contingent considerations related to our acquisitions, milestone payments and purchase commitments.

Loan and Credit

Upon closing of the Neos Merger, we assumed $15.6 million principal and approximately $1.0 million in exit fee obligation under Neos’ credit facility with Deerfield. As of December 31, 2021, $16.0 million was outstanding under the Deerfield facility, including the exit fee. Interest is due quarterly at a rate of 12.95% per year. Payment on the Deerfield facility, including the exit fee and any unpaid interest, is due on May 11, 2022. If all or any of the principal is prepaid or required to be prepaid prior to December 31, 2021, then we shall pay, in addition to such prepayment and accrued interest thereon, a prepayment premium equal to 6.25% of the amount of principal prepaid.

Our Neos subsidiary’s Loan Agreement with Eclipse, provide us with up to $25.0 million in Revolving Loans, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bear variable interest through maturity at the one-month London Interbank Offered Rate, plus 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Loan Agreement is May 11, 2022.

We may permanently terminate the Loan Agreement with at least five business days prior notice and the payment of a prepayment fee equal to 0.5% of the aggregate principal amount prepaid if such prepayment occurs prior to May 11, 2022.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments (see Note 11 – Commitments and Contingencies for additional information).

Upon closing of the Pediatric Portfolio acquisition from Cerecor, Inc. in October 2019, we assumed payment obligations that required us to make a payment of up to $9.5 million.

In February 2020, upon closing of our Innovus Merger, all of Innovus shares were converted to our common stock and CVRs, which represents contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones. Depending on satisfaction of these conditions, we may be required to pay up to $10 million.

Our Innovus subsidiary is also contractually obligated for inventory purchase commitments, for which we are expected to pay approximately $0.7 million during the fiscal year 2022.

Assumed with our acquisition of Innovus, we are required to make five payments of $0.5 million, between fiscal year 2026 through fiscal year 2033 to Novalere, when certain levels of FlutiCare sales are achieved.

In connection with our acquisition of the Rumpus assets, upon satisfaction of the milestones, we may be required to pay up to $67.5 million in earn-out payments to Rumpus. Under the licensing agreement with Denovo, we are required to make a payment of $0.6 for an option license fee in April 2022 and upon achievement of regulatory and commercial milestones, up to $101.7 million is payable to Denovo. Under the licensing agreement with JHU, upon achievement of regulatory and commercial milestone, we may be required to pay up to $1.6 million to JHU. Furthermore, as discussed above under “Significant Developments” the ODD ear-out milestone payment of $2.5 million is due and payable to Rumpus.

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

Revenue from our Aytu BioPharma segment involves significant judgment and estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler (distributor) fees, wholesaler chargebacks and estimated rebates) to be incurred on the respective product sales (known as “Gross to Net” adjustments), and we recognize the estimated net amount as revenue when control of the product is transferred to our customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment and other market data. We provide for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. We analyze recent product return history to determine a reliable return rate. Additionally, management analyzes historical savings offers and rebate payments based on patient prescriptions and information obtained from third party providers to determine these respective variable considerations.

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

Stock-based compensation expense

Stock-based compensation awards, including stock options, restricted stock and restricted stock units are recognized in the statement of operations based on their fair values on the date of grant. Stock option grants are valued on the grant date using the Black-Scholes option pricing model and compensation costs are recognized ratably over the period of service using the graded method. Restricted stock and restricted stock unit grants are valued based on the estimated grant date fair value of the Company’s common stock and recognized ratably over the requisite service period. Forfeitures are adjusted for as they occur.

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

Impairment of Long-lived Assets

We assess impairment of long-lived assets annually and when events or changes in circumstances indicates that their carrying value amount may not be recoverable. Long-lived assets consist of property and equipment, net and goodwill and other intangible assets, net. Circumstances which could trigger a review include but are not limited to: (i) significant decreases in the market price of the asset; (ii) significant adverse changes in the business climate or legal or regulatory factors; (iii) or expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. If the estimated future undiscounted cash flows, excluding interest charges, from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Goodwill

Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Pursuant to the guidance under ASC350, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we perform a quantitative impairment test by comparing the fair value of the reporting unit with the carrying value. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include prospective financial information (revenue growth, operating margins and capital expenditures), future market conditions, weighted average costs of capital, a terminal growth rate, comparable multiples of publicly traded companies in our industry, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. We have determined that we have two reporting units that require periodic review for goodwill impairment, the Aytu BioPharma segment and the Aytu Consumer Health segment.

Due to the decline in stock price during the three months ended September 30, 2021, we determined that this was an indicator of increased risk primarily increasing the discount rates in the valuation models. We determined the fair value of our reporting segments utilizing the discounted cash flow model. As a result of the continued decline in its stock price, we risk adjusted our cost of equity, which increased the over-all discount rate. As a result, we determined that the fair value of the Aytu BioPharma segment was less than its carrying value, resulting in an impairment loss of $19.5 million. The quantitative test indicated there was no impairment to the Aytu Consumer Health segment as it resulted in an implied fair value of $5.9 million compared with the $0.5 million carrying value. There was no such impairment loss during the three months ended December 31, 2020.

The Aytu Consumer Health segment, which has $8.6 million goodwill from the March 2020 Innovus merger, reported $1.4 million negative carrying value as of December 31, 2021.

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

The fair value of the contingent value rights was based on a model in which each individual payout was deemed either (a) more likely than not to be paid out or (b) less likely than not to be paid out. From there, each obligation was then discounted at a 30% discount rate to reflect the overall risk to the contingent future payouts pursuant to the CVRs. This value is then re-measured for future expected payout as well as the increase in fair value due to the time value of money. These gains or losses, if any, are included as a component of operating cash flows.

Fixed payment arrangements are comprised of minimum product payment obligations relating to either make whole payments or fixed minimum royalties arising from a business acquisition. The fixed payment arrangements were recognized at their amortized cost basis using a market appropriate discount rate and are accreted up to their ultimate face value over time. The liabilities related to fixed payment arrangements are not re-measured at each reporting period, unless we determine the circumstances have changed such that the fair value of these fixed payment obligations would have changed due to changes in company specific circumstances or interest rate environments.

Warrants

Equity classified warrants are valued using a Black-Scholes model . Liability classified warrants are accounted for by recording the fair value of each instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of liability classified derivative financial instruments were calculated using a lattice valuation model. Changes in the fair value of liability classified derivative financial instruments in subsequent periods are recorded as derivative income or expense for the warrants and reported as a component of cash flows from operations.

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

In connection with the preparation of our financial statements for the period ended June 30, 2021, we concluded that we had a material weakness in internal control over financial reporting related to our analysis for the accounting of goodwill and other intangibles and accounting for the impairment of long-lived assets. As a result, our management concluded that, as of June 30, 2021, our internal control over financial reporting is not effective (whereas we previously indicated in our Form 10-K that it is effective as of that date). In connection with the material weakness, we sought and received technical guidance from a third-party provider. This deficiency did not result in a revision of any of our previously issued financial statements. However, the deficiency may have resulted in a material misstatement in the future. In response, we have taken a number of steps, including incorporating the third-party provider review and expertise in our analysis, and we believe that our controls are now designed properly and operating effectively.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have not been any material changes to our legal proceedings from those reported in our fiscal year 2021 Annual Report on Form 10-K filed with the SEC on September 28, 2021.

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties, including the impact of the COVID-19 pandemic. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our fiscal year 2021 Annual Report on Form 10-K and Quarterly Report on Form 10-Q filed with the SEC on September 28, 2021 and November 15, 2021 respectively.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

10.1†	Employment Agreement between Aytu BioPharma, Inc. and Mark Oki, effective January 17, 2022.				X

10.2†	Restricted Stock Award Agreement between Aytu BioPharma, Inc. and Mark Oki, effective January 17, 2022.				X

10.3&	Loan and Security Agreement dated January 26, 2022 between the registrant and the Avenue Capital Lenders and Avenue Capital Agent.				X

10.4&	Consent, Joinder and Second Amendment to Loan and Security Agreement dated January 26, 2022 between the registrant and Eclipse Business Capital LLC.				X

10.5	Registration Rights Agreement dated January 26, 2022 between Aytu and each of the warrant holders.				X

10.6&	Form of Warrants.				X

31.1	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

XBRL (extensible Business Reporting Language). The following materials from Aytu BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.				X

†	Indicates is a management contract or compensatory plan or arrangement.
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

AYTU BIOPHARMA, INC.

Date: February 14, 2022	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer