Form 10-K/A
period 2021-06-30
AYTU BIOPHARMA, INC
filed 2022-02-22
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Aytu BioPharma, Inc. ("Aytu”, “Company”, “we”, “us”, “our”), is filing this Amendment No. 1 (the “2021 Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “2021 Form 10-K”) originally filed with the U.S. Securities and Exchange Commission (“SEC”) on September 28, 2021. This 2021 Form 10-K/A is being filed to amend and restate Item 9A Controls and Procedures.

This amendment relates (i) to the Company’s material weakness in internal control over financial reporting related to our accounting for the impairment of long-lived assets, including goodwill and other intangible assets, (ii) our conclusion that internal control over financial reporting is effective at June 30, 2021 notwithstanding the material weakness, and (iii) our exclusion of an assessment of the internal control over financial reporting related to our acquisition of Neos Therapeutics, Inc. (“Neos”) on March 19, 2021.

The following items are amended in this Amendment: (i) Part II, Item 9A. Controls and Procedures and (iii) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are furnished as Exhibits.

-1

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

In connection with the preparation of our financial statements for the period ended June 30, 2021, we concluded that we had a material weakness in internal control over financial reporting related to our analysis for the accounting for the impairment of long-lived assets, including goodwill and other intangible assets. We perform an assessment to determine if an impairment of long-lived assets has occurred annually or when circumstances indicate an impairment may have occurred. This assessment is prepared by internal staffing and reviewed by the Chief Financial Officer. At year end, it was determined that we improperly aggregated certain assets when performing this assessment. This resulted in an incorrect conclusion that no impairment had occurred. In response, we sought and received technical guidance from third-party providers to review the assumptions and calculations included in our assessment. This deficiency did not result in a revision of any of our previously issued financial statements. However, if not addressed, the deficiency could result in a material misstatement in the future. In response, we have incorporated utilization of a third-party provider to review our assumptions and computations in our impairment analysis for completeness and accuracy. We believe that our controls are now designed properly and operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. As permitted by SEC rules, management's assessment and conclusion on the effectiveness of the Company's internal control over financial reporting as of June 30, 2021, excludes an assessment of the internal control over financial reporting of Neos, which we acquired on March 19, 2021. Excluding the value of goodwill and intangible assets related to Neos, Neos represented 35.6% of the Company's total assets, 17.6% of our consolidated revenues and 18.0% of our gross profit, each as of June 30, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of June 30, 2021, our internal control over financial reporting was not effective based on these criteria as a result of the material weakness discussed above.

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

-2

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

-3

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules

(a)(3)Exhibits

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

31.1	Certificate of the Chief Executive Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X

-4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AYTU BIOPHARMA, INC.

Date: February 22, 2022	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 22, 2022.

Attorney-in-fact
	Signature	Title

	/s/ Joshua R. Disbrow	Chairman and Chief Executive Officer
	Joshua R. Disbrow	(Principal Executive Officer)

	/s/ Mark K. Oki	Chief Financial Officer
	Mark K. Oki	(Principal Financial and Accounting Officer)

	*	Director
Michael E. Macaluso

	*	Director
Carl C. Dockery

	*.	Director
John A. Donofrio, Jr.

	*	Director
Gary V. Cantrell

*By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Attorney-in-fact

-5