Form 10-Q
period 2022-03-31
AYTU BIOPHARMA, INC
filed 2022-05-16
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 9, 2022, there were 38,574,875 shares of the registrant’s common stock outstanding.

AYTU BIOPHARMA, INC. FOR THE QUARTER ENDED MARCH 31, 2022

INDEX

PART I—FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: our anticipated future cash position; the planned expanded commercialization of our products and the potential future commercialization of our product candidates; our planned product candidate development strategy and research and development expenses; our anticipated future growth rates; anticipated sales increases; anticipated net revenue increases; amounts of certain future expenses and costs of goods sold; our plan to acquire additional assets anticipated increases to operating expenses, and selling, general, and administrative expenses; and future events under our current and potential future collaborations.

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

This Quarterly Report on Form 10-Q refers to trademarks, such as Adzenys, Aytu, Aytu BioPharma, Cotempla, FlutiCare, Innovus Pharma, Neos, Poly-Vi-Flor, Tri-Vi-Flor, Tuzistra, and ZolpiMist which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share)

	(Unaudited)
	March 31,	June 30,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$27,613	$49,649
Restricted cash	—	252
Accounts receivable, net	27,613	28,176
Inventory, net	13,891	16,339
Prepaid expenses	7,942	9,780
Other current assets	888	1,038
Total current assets	77,947	105,234
Property and equipment, net	3,479	5,140
Operating lease right-of-use asset	3,561	3,563
Intangible assets, net	74,428	85,464
Goodwill	8,637	65,802
Other non-current assets	774	465
Total non-current assets	90,879	160,434
Total assets	$168,826	$265,668

Liabilities
Current liabilities
Accounts payable and other	$11,130	$19,255
Accrued liabilities	53,470	51,295
Accrued compensation	5,258	5,939
Short-term line of credit	3,385	7,934
Current portion of debt	100	16,668
Current portion of operating lease liabilities	1,203	940
Current portion of fixed payment arrangements	2,903	3,134
Current portion of CVR liabilities	156	218
Current portion of contingent consideration	—	4,055
Other current liabilities	2,755	—
Total current liabilities	80,360	109,438
Debt, net of current portion	14,167	180
Operating lease liabilities, net of current portion	2,406	2,624
Fixed payment arrangements, net of current portion	4,237	6,324
CVR liabilities, net of current portion	564	1,177
Contingent consideration, net of current portion	371	8,002
Other non-current liabilities	5,577	355
Total liabilities	107,682	128,100
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2022 and June 30, 2021	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 33,355,935 and 27,490,412, respectively, as of March 31, 2022 and June 30, 2021	3	3
Additional paid-in capital	331,912	315,864
Accumulated deficit	(270,771)	(178,299)
Total stockholders’ equity	61,144	137,568
Total liabilities and stockholders’ equity	$168,826	$265,668

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Product revenue, net	$24,199	$13,483	$69,221	$42,150
Cost of sales	11,513	13,935	31,780	24,249
Gross profit	12,686	(452)	37,441	17,901

Operating expenses
Research and development	3,726	390	10,742	859
Selling and marketing	9,743	6,597	28,700	18,128
General and administrative	7,615	6,001	23,784	16,948
Acquisition related costs	—	1,537	—	2,849
Restructuring costs	—	4,818	—	4,875
Impairment expense	45,196	4,286	64,649	4,286
Amortization of intangible assets	1,061	1,585	3,214	4,754
Total operating expenses	67,341	25,214	131,089	52,699
Loss from operations	(54,655)	(25,666)	(93,648)	(34,798)
Other income (expense)
Other income/(expense), net	(55)	(425)	(75)	(1,555)
Gain (loss) from contingent consideration	1,257	631	761	(2,680)
Gain (loss) on extinguishment of debt	169	—	169	(258)
Gain on derivative warrant liability	211	—	211	—
Total other expense	1,582	206	1,066	(4,493)
Loss before income tax	(53,073)	(25,460)	(92,582)	(39,291)
Income tax benefit	—	—	(110)	—
Net loss	$(53,073)	$(25,460)	$(92,472)	$(39,291)
Weighted average number of common shares outstanding	29,689,856	18,092,465	27,211,708	14,490,219
Basic and diluted net loss per common share	$(1.79)	$(1.41)	$(3.40)	$(2.71)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

(Unaudited)

	Three Months Ended March 31,
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2021	—	$—	30,010,468	$3	$323,231	$(217,698)	$105,536

Stock-based compensation	—	—	107,767	—	1,270	—	1,270
Issuance of common stock, net of issuance cost	—	—	3,237,700	—	7,034	—	7,034
Tax withholding for stock-based compensation	—	—	—	—	(2)	—	(2)
Warrants issued with debt refinance	—	—	—	—	379	—	379
Net loss	—	—	—	—	—	(53,073)	(53,073)
Balance, March 31, 2022	—	$—	33,355,935	$3	$331,912	$(270,771)	$61,144

Balance, December 31, 2020	—	$—	17,882,893	$2	$246,532	$(133,841)	$112,693

Stock-based compensation	—	—	—	—	1,382	—	1,382
Issuance of common stock for business acquisition, net of issuance costs	—	—	5,471,804	1	53,102	—	53,103
Estimated fair value of replacement equity awards	—	—	—	—	432	—	432
Contingent Value Rights payouts	—	—	103,190	—	1,000	—	1,000
Net loss	—	—	—	—	—	(25,460)	(25,460)
Balance, March 31, 2021	—	$—	23,457,887	$3	$302,448	$(159,301)	$143,150

	Nine Months Ended March 31,
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, June 30, 2021	—	$—	27,490,412	$3	$315,864	$(178,299)	$137,568

Stock-based compensation	—	—	404,739	—	4,018	—	4,018
Issuance of common stock, net of issuance cost	—	—	5,460,784	—	11,659	—	11,659
Tax withholding for stock-based compensation	—	—	—	—	(8)	—	(8)
Warrants issued with debt refinance	—	—	—	—	379	—	379
Net loss	—	—	—	—	—	(92,472)	(92,472)
Balance, March 31, 2022	—	$—	33,355,935	$3	$331,912	$(270,771)	$61,144

Balance, June 30, 2020	—	$—	12,583,736	$1	$215,024	$(120,010)	$95,015

Stock-based compensation	—	—	—	—	2,345	—	2,345
Issuance of common stock, net of issuance cost	—	—	5,169,076	1	29,487	—	29,488
Issuance of common stock for business acquisition, net of issuance costs	—	—	5,471,804	1	53,102	—	53,103
Issuance of common stock related to debt conversion	—	—	130,081	—	1,058	—	1,058
Estimated fair value of replacement equity awards	—	—	—	—	432	—	432
Contingent Value Rights payouts	—	—	103,190	—	1,000	—	1,000
Net loss	—	—	—	—	—	(39,291)	(39,291)
Balance, March 31, 2021	—	$—	23,457,887	$3	$302,448	$(159,301)	$143,150

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Operating Activities
Net loss	$(92,472)	$(39,291)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	8,005	5,878
Impairment expense	64,649	4,286
Stock-based compensation expense	4,018	2,485
(Gain) loss from contingent considerations	(761)	2,680
Amortization of senior debt (premium) discount	(268)	115
(Gain) loss on sale of equipment	(44)	112
Gain on termination of lease	—	(343)
(Gain) loss on debt extinguishment	(193)	258
Inventory write-down	352	7,227
Gain on derivative warrant liability	(211)	—
Other noncash adjustments	(152)	335
Changes in operating assets and liabilities:
Accounts receivable	647	1,764
Inventory	91	(4,390)
Prepaid expenses and other current assets	1,406	7,673
Accounts payable and other	(8,099)	(6,156)
Accrued liabilities	1,252	(2,293)
Other operating assets and liabilities, net	52	(27)
Net cash used in operating activities	(21,728)	(19,687)
Investing Activities
Contingent consideration payment	(3,138)	(683)
Cash received from acquisition	—	15,722
Cash payment for business acquisition	—	(15,399)
Other investing activities	(69)	4
Net cash used in investing activities	(3,207)	(356)
Financing Activities
Proceeds from issuance of stock	12,700	32,250
Payment of stock issuance costs	(782)	(4,430)
Payment made to fixed payment arrangement	(3,277)	(3,034)
Proceeds from short-term line of credit	112,463	—
Payments made on short-term line of credit	(117,012)	(5,968)
Payments made to borrowings	(16,075)	(318)
Proceeds from borrowings	15,000	—
Payment for debt issuance costs	(363)	—
Other financing activities	(7)	—
Net cash provided by financing activities	2,647	18,500
Net change in cash, restricted cash and cash equivalents	(22,288)	(1,543)
Cash, cash equivalents and restricted cash at beginning of period	49,901	48,333
Cash, cash equivalents and restricted cash at end of period	$27,613	$46,790
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$27,613	$46,538
Restricted cash	—	252
Total cash, cash equivalents and restricted cash	$27,613	$46,790

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT’D

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2022	2021
Supplemental cash flow data
Cash paid for interest	$3,080	$449
Non-cash investing and financing activities:
Warrants issued	$3,177	$1,628
Other noncash investing and financing activities	$473	$66
Fixed payment arrangements included in accrued liabilities	$—	$1,575
Issuance of common stock for note conversion	$—	$1,058
Contingent value rights payout	$—	$1,000
Issuance related to acquisition of Neos	$—	$53,241
Fair value of non-cash assets acquired	$—	$104,322
Fair value of liabilities assumed	$—	$88,700
Estimated fair value of replacement equity awards	$—	$432

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation

Aytu BioPharma, Inc. (“Aytu”, the “Company” or “we”), is a pharmaceutical company focused on commercializing novel therapeutics and consumer health products and developing therapeutics for rare pediatric-onset or difficult-to-treat diseases. The Company operates through two business segments (i) the BioPharma segment, consisting of prescription pharmaceutical products (the “Rx Portfolio”) and (ii) the Consumer Health segment, which consists of various consumer healthcare products (the “Consumer Health Portfolio”). The Company also has two product candidates in development, AR101 (enzastaurin) for the treatment of vascular Ehlers-Danlos Syndrome (“VEDS”) and Healight (endotracheal ultraviolet light catheter) for the treatment of severe, difficult-to-treat respiratory infections. The Company was incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado and was re-incorporated as Aytu BioScience, Inc in the state of Delaware on June 8, 2015. Following the acquisition of Neos Therapeutics, Inc. (“Neos”) in March 2021, the Company changed its name to Aytu BioPharma, Inc.

The Rx Portfolio primarily consists of (i) Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets and Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets for the treatment of attention deficit hyperactivity disorder (“ADHD”), (ii) Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, and (iii) Karbinal ER, an extended-release antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions.

The Consumer Health Portfolio consists of over twenty consumer health products competing in large healthcare categories, including diabetes management, pain management, digestive health, sexual and urological health and general wellness, commercialized through direct-to-consumer and e-commerce marketing channels.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets, while also developing a therapeutic pipeline focused on rare pediatric-onset conditions and difficult-to-treat diseases.

As of March 31, 2022, the Company had approximately $27.6 million of cash and cash equivalents. The Company’s operations have historically consumed cash and are expected to continue to consume cash. The Company incurred a net loss of approximately $53.1 million and $25.5 million during the three months ended March 31, 2022 and 2021, respectively, and $92.5 million and $39.3 million for the nine months ended March 31, 2022 and 2021, respectively. The Company had an accumulated deficit of $270.8 million and $178.3 million as of March 31, 2022 and June 30, 2021, respectively. Cash used in operations was $21.7 million and $19.7 million during the nine months ended March 31, 2022 and 2021, respectively.

As the Company does not have sufficient cash and cash equivalents as of March 31, 2022 to cover its cash needs for the twelve months following the filing date of this Quarterly Report on Form 10-Q, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to mitigate the conditions that raise substantial doubt about its ability to continue as a going concern are primarily focused on raising additional capital through public or private equity or debt offerings or monetizing assets in order to meet its obligations. Management believes that the Company has access to capital resources, however, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. Alternatively, any efforts by the Company to reduce its expenses may adversely impact its ability to sustain revenue-generating activities and delay the progress of its developmental product candidates or otherwise operate its business. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

Basis of Presentation. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, which included all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended March 31, 2022 are not necessarily indicative of expected operating results for the full year or any future year.

2. Significant Accounting Policies

Use of Estimates

Management uses estimates and assumptions relating to reporting amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for doubtful accounts, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, the value of goodwill, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, purchase price allocations, and the depreciable lives of long-lived assets. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Prior Period Reclassification

Certain prior year amounts in the consolidated balance sheets, statements of earnings and statements of cash flows have been reclassified to conform to the current year presentation, including a reclassification made in the presentation of the U.S. Food and Drug Administration (the “FDA”) fees for commercialized products. This was previously included in general and administrative expenses and is currently recorded as a component of cost of sales on the condensed consolidated statements of operations. These reclassifications did not impact operating results or cash flows for the three and nine months ended March 31, 2022 and 2021 or its financial position as of March 31, 2022 or June 30, 2021.

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the nine months ended March 31, 2022. The impairment of goodwill during the three months ended September 30, 2021 decreased net deferred tax liability by $0.1 million resulting in an income tax benefit of $0.1 million during the three months ended September 30, 2021. The income tax provision did not impact the amount of deferred taxes due to a full valuation allowance and the goodwill being recorded as a deferred tax liability.

Recent Adopted Accounting Pronouncements

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued if contract modifications are made on or before December 31, 2022. The Company adopted the guidance effective March 31, 2022 for the accounting of its LIBOR indexed revolving loans by prospectively applying the interest rate. The Company elected not to reassess the discount rate of its leases. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

Debt—Debt with Conversion and Other Options. In June 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)— “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The amendments in this update are effective for public entities that are smaller reporting companies, as defined by the Securities and Exchange Commission (”SEC”), for the fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted through a modified retrospective or full retrospective method. The Company will adopt the guidance on July 1, 2022, and does not expect the adoption of the standard to have any material impact on the Company’s consolidated financial position and results of operations.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide additional information about the expected credit losses on financial instruments and other commitments to extend credit. The standard was effective for interim and annual reporting periods beginning after December 15, 2019. However, in October 2019, the FASB approved deferral of the adoption date for smaller reporting companies for fiscal periods beginning after December 15, 2022. The Company will adopt ASU 2016-13 for the fiscal year ended June 30, 2024. The Company is evaluating the impact of adoption of this standard and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s consolidated financial position and results of operations.

For a complete set of the Company’s significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. There have been no significant changes to the Company’s significant accounting policies during the nine months ended March 31, 2022.

3. Acquisitions

Neos Acquisition

On March 19, 2021, the Company acquired Neos, a commercial-stage pharmaceutical company. Neos merged into, a subsidiary of the Company with and all outstanding Neos common stock was exchanged for approximately 5,472,000 shares of the Company’s common stock (“the Neos Acquisition”). The Company incurred (i) approximately $2.9 million of acquisition related costs, recognized as part of operating expense, and (ii) $0.1 million of issuance costs, recognized as a component of stockholders’ equity.

The following table summarizes the fair value of assets acquired and liabilities assumed;

March 19, 2021
(In thousands, except share and per-share)
Considerations:
Fair Value of Aytu Common Stock
Total shares issued at close	5,471,804
Fair value per share of Aytu common stock	$9.73
Fair value of equity consideration transferred	$53,241
Cash	15,383
Estimated fair value of replacement equity awards	432
Total consideration transferred	$69,056

March 19, 2021
(In thousands)
Total consideration transferred	$69,056
Recognized amounts of identified assets acquired and liabilities assumed
Cash and cash equivalents	$15,722
Accounts receivable	24,696
Inventory	10,984
Prepaid expenses and other current assets	2,929
Operating leases right-to-use assets	3,515
Property, plant and equipment	5,519
Intangible assets	56,530
Other long-term assets	149
Accounts payable and accrued expenses	(56,718)
Short-term line of credit	(10,707)
Long-term debt, including current portion	(17,678)
Operating lease liabilities	(3,515)
Other long-term liabilities	(82)
Total identifiable net assets	31,344
Goodwill	$37,712

The fair value of the identifiable intangible assets acquired were as follows:

March 19, 2021
(In thousands)
Identified intangible assets acquired:
Developed technology right	$30,200
Developed products technology	22,700
In-process R&D	2,600
RxConnect	630
Trade name	400
Total intangible assets acquired	$56,530

The fair value of the Neos trade name, in-process R&D and developed product technology, which is the proprietary technology for the development of Adzenys XR-ODT, Adzenys ER, Cotempla XR-ODT and generic Tussionex, were determined using the relief from royalty method. The fair value of developed technology right, which is a proprietary modified-release drug delivery technology, was determined using multi-period excess earnings method. The fair value of RxConnect was determined using cost to recreate method. The finite-lived intangible assets are being amortized over a range of between 1 to 17 years.

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

The unaudited pro forma results have been prepared based on estimates and assumptions, which management believes are reasonable; however, the results are not necessarily indicative of the consolidated results of operations had the acquisition occurred on July 1, 2020, or of future results of operations:

	Nine Months Ended
	March 31,
	2022	2021
		Pro forma
	Unaudited	Unaudited

	(In thousands)
Total revenues, net	$69,221	$74,582
Net loss	$(92,472)	$(55,712)

Rumpus Acquisition

On April 12, 2021, the Company entered into an asset purchase agreement with Rumpus VEDS, LLC, Rumpus Therapeutics, LLC, Rumpus Vascular, LLC (together “Rumpus”) pursuant to which the Company acquired commercial global licenses, relating primarily to the pediatric-onset rare disease development asset enzastaurin, or AR101. AR101 is initially being studied for the treatment of VEDS. This asset was acquired for an up-front fee of $1.5 million in cash and payment of aggregated fees of $0.6 million. Upon the achievement of certain regulatory and commercial milestones, the Company is obliged to pay up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option. AR101 is an orally available investigational small molecule, serine/threonine kinase inhibitor of the PKC beta, PI3K and AKT pathways (see Note 13 – Commitments and Contingencies).

4. Revenue Recognition

Contract Balances. Contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. As of March 31, 2022 and June 30, 2021, contract liabilities of $0.1 million and $0.2 million, respectively were included in accrued liabilities in the consolidated balance sheet.

The Company disaggregates its revenue into three product portfolios. The primary care portfolio is composed of ZolpiMist and Tuzistra. The pediatric portfolio is composed of Adzenys XR-ODT, Cotempla XR-ODT Poly-Vi-Flor, Tri-Vi-Flor, Karbinal ER and a generic Tussionex. The Consumer Health portfolio is composed of over twenty consumer health products competing in large healthcare categories.

As part of the realization of post-acquisition synergies and product prioritization, the Company has implemented a portfolio rationalization plan whereby it will discontinue or divest non-core products including Cefaclor, Flexichamber, Tussionex, Tuzistra XR, and Zolpimist, effectively eliminating the primary care portfolio. These products, collectively, contributed $1.7 million in net revenue and $0.6 million in gross loss during the nine months ended March 31, 2022 (see Note 8 – Goodwill and Other Intangible Assets).

Revenues by Product Portfolio. Net revenue disaggregated by significant product portfolio for the three and nine months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

			(In thousands)
Primary care portfolio	$272	$1,209	$889	$8,339
Pediatric portfolio	13,590	3,918	41,499	9,752
Consumer Health portfolio	10,337	8,356	26,833	24,059
Consolidated revenue	$24,199	$13,483	$69,221	$42,150

Revenues by Geographic location. The following table reflects the Company’s product revenues by geographic location as determined by the billing address of customers:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

			(In thousands)
U.S.	$23,755	$12,344	$67,408	$38,245
International	444	1,139	1,813	3,905
Total net revenue	$24,199	$13,483	$69,221	$42,150

5. Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period that the impairment is first recognized. The Company incurred charges of $2.0 million and $7.0 million of inventory during the three months ended March 31, 2022 and 2021, respectively, and $2.4 million and $7.2 million during the nine months ended March 31, 2022 and 2021, respectively. In the three and nine months ended March 31, 2022, the inventory charge of $2.0 million was related to the decision to discontinue or divest certain non-core products (see Note 4 – Revenue Recognition and Note 8 – Goodwill and Other Intangible Assets). The write-down for each of the three and nine months ended March 31, 2021 was primarily due to the changing market conditions for the Company’s Covid-19 test kits.

Inventory balances consist of the following:

	March 31,	June 30,
	2022	2021

	(In thousands)
Raw materials	$1,796	$2,269
Work in process	2,222	3,346
Finished goods	9,873	10,724
Inventory, net	$13,891	$16,339

6. Property and Equipment

Properties and equipment are recorded at cost and depreciated on a straight-line basis over the assets estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term.

Property and equipment consist of the following:

	March 31,	June 30,
	2022	2021

	(In thousands)
Manufacturing equipment	$2,139	$3,070
Leasehold improvements	999	959
Office equipment, furniture and other	1,120	1,093
Lab equipment	832	832
Assets under construction	129	198
Property and equipment, gross	5,219	6,152
Less accumulated depreciation and amortization	(1,740)	(1,012)
Property and equipment, net	$3,479	$5,140

Depreciation and amortization expense was $0.5 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, and $1.3 million and $0.1 million for the nine months ended March 31, 2022 and 2021, respectively. During the nine months ended March 31, 2022 and 2021, the Company recognized a gain of $44,000 and a loss of $0.1 million on the disposal of equipment, respectively.

During the three and nine months ended March 31, 2022, in connection with the decision to divest Tussionex, the Company recorded a $0.2 million impairment charge related to manufacturing equipment associated with this product. There was no such impairment expense during the three and nine months ended March 31, 2021.

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

In connection with the Neos Acquisition, Aytu assumed an operating lease ROU asset and lease liability of $3.5 million, which represented the present value of the remaining lease payments as of the acquisition date, for the office space and manufacturing facilities at Grand Prairie, Texas. As the lease agreement does not provide an implicit rate, a borrowing rate of 6.7% to determine the present value of future lease payments. The finance leases are related to equipment finance leases with fixed contract terms and an implicit interest rate of approximately 5.9%.

In May 2021, the Company entered into a commercial lease agreement for 6,352 square feet of office in Berwyn, Pennsylvania that was to commence on December 1, 2021 and end on January 31, 2025. On July 19, 2021, the Company and the lessor amended the agreement to move the commencement date from December 1, 2021 to September 1, 2021. The Company recorded an operating lease ROU asset and lease liabilities of $0.5 million in the consolidated balance sheet representing the present value of minimum lease payments using an estimated borrowing rate of 6.25%.

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

The components of lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021	Statement of Operations Classification

			(In thousands)
Lease cost:
Operating lease cost	$316	$70	$942	$195	Operating expenses
Short-term lease cost	65	9	130	14	Operating expenses
Finance lease cost:
Amortization of leased assets	18	19	55	19	Cost of sales
Interest on lease liabilities	3	1	11	1	Other (expense), net
Total net lease cost	$402	$99	$1,138	$229

Supplemental balance sheet information related to leases is as follows:

	March 31,	June 30,	Balance Sheet Classification
	2022	2021

	(In thousands)
Assets:
Operating lease assets	$3,561	$3,563	Operating lease right-of-use asset
Finance lease assets	274	329	Property and equipment, net, net
Total leased assets	$3,835	$3,892
Liabilities:
Current:
Operating leases	$1,203	$940	Current portion of operating lease liabilities
Finance leases	100	102	Current portion of debt
Non-current
Operating leases	2,406	2,624	Operating lease liabilities, net of current portion
Finance leases	106	180	Debt, net of current portion
Total lease liabilities	$3,815	$3,846

Remaining lease term and discount rate used are as follows:

	March 31,	June 30,
	2022	2021
Weighted-Average Remaining Lease Term (years)
Operating lease assets	2.86	3.42
Finance lease assets	1.98	2.72
Weighted-Average Discount Rate
Operating lease assets	7.44%	6.62%
Finance lease assets	6.43%	6.41%

Supplemental cash flow information related to lease is as follows:

	Nine Months Ended
	March 31,
	2022	2021

	(In thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$942	$195
Operating cash flows from finance leases	$12	$1
Financing cash flows from finance leases	$76	$3

As of March 31, 2022, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance

	(In thousands)
2022 (remaining 3 months)	$357	$29
2023	1,436	104
2024	1,379	87
2025	749	—
2026	90	—
2027	46	—
Total lease payments	4,057	220
Less: Imputed interest	(448)	(14)
Lease liabilities	$3,609	$206

8. Goodwill and Other Intangible Assets

During fiscal 2022, the Company’s market capitalization has significantly declined. During the three months ended September 30, 2021, the decline was considered a qualitative factor that led management to assess whether an impairment had occurred. Management’s evaluation indicated that the goodwill related to one of its reporting units within the BioPharma segment was potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the reporting unit and compared that amount to its carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value, discount rates and comparable multiples from publicly traded companies in our industry. The decline in market capitalization was an indicator of increased risk thereby increasing the discount rates in the valuation models. The Company determined the fair value of the reporting unit utilizing the discounted cash flow model. As of September 30, 2021, utilizing the risk adjusted weighted-average discount rate, the fair value of the reporting unit was less than its carrying value. The Company recognized an impairment loss of $19.5 million in the BioPharma segment related to the goodwill associated with the Cerecor Inc. acquisition. As of September 30, 2021, a quantitative test indicated there was no impairment to the Consumer Health reporting unit as it resulted in an implied fair value of $5.9 million compared with the $0.5 million carrying value.

During the three months ended March 31, 2022, the continued decline of the Company’s market capitalization was considered a qualitative factor that led management to reassess whether an impairment had occurred. Management’s evaluation indicated that the goodwill related to one of its reporting units within the BioPharma segment was potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the reporting unit and compared that amount to its carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value, discount rates and comparable multiples from publicly traded companies in our industry. The decline in market capitalization was an indicator of increased risk thereby increasing the discount rates in the valuation models. The Company determined the fair value of the reporting unit utilizing the discounted cash flow model. As of March 31, 2022, utilizing the risk adjusted weighted-average discount rate, the fair value of the reporting unit was less than its carrying value. The Company recognized an impairment loss of $37.7 million in the BioPharma segment related to the goodwill associated with the Neos Acquisition.

The Consumer Health segment, which has $8.6 million goodwill from the February 2020 acquisition of Innovus Pharmaceuticals, Inc. (the “Innovus Acquisition”), reported $2.2 million negative carrying value as of March 31, 2022, and as such there was no goodwill impairment during the three months ended March 31, 2022.

The change in carrying amount of goodwill by reportable segment is as follows:

	BioPharma	Consumer Health	Consolidated

	(In thousands)
Balance as of June 30, 2021	$57,165	$8,637	$65,802
Goodwill impairment	(19,453)	—	(19,453)
Balance as of September 30, 2021	37,712	8,637	46,349
Goodwill impairment	—	—	—
Balance as of December 31, 2021	37,712	8,637	46,349
Goodwill impairment	(37,712)	—	(37,712)
Balance as of March 31, 2022	$—	$8,637	$8,637

The Company currently holds the following intangible asset portfolios as of March 31, 2022: (i) Product technology rights, acquired from the November 1, 2019 acquisition of a line of prescription pediatric products (“Pediatric Portfolio”) from Cerecor, Inc. and the Neos Acquisition in March 2021; (ii) Proprietary modified-release drug delivery technology right as a result of the Neos Acquisition; (iii) Acquired product distribution rights and commercial technology consisting of RxConnect and trade names as a result of the Neos Acquisition, and patents, trade names and the acquired customer lists from the Innovus Acquisition; (iv) Acquired in-process R&D from the Neos Acquisition related to the NT0502 product candidate for the treatment of sialorrhea.

The following table provides the summary of the Company’s intangible assets as of March 31, 2022 and June 30, 2021, respectively.

	March 31, 2022
					Weighted-
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Licensed assets	$3,246	$(1,778)	$(1,468)	$—	—
Acquired product technology right	45,400	(6,864)	(3,224)	35,312	12.21
Acquired technology right	30,200	(1,834)	—	28,366	16.00
Acquired product distribution rights	11,354	(3,204)	—	8,150	7.85
Acquired in-process R&D	2,600	—	—	2,600	Indefinite-lived
Acquired commercial technology	630	(630)	—	—	—
Acquired trade name	400	(206)	(194)	—	—
Acquired customer lists	390	(390)	—	—	—
Total	$94,220	$(14,906)	$(4,886)	$74,428	13.21

	June 30, 2021
				Weighted-
	Gross			Average
	Carrying	Accumulated	Net Carrying	Remaining
	Amount	Amortization	Amount	Life (in years)

	(In thousands)
Licensed assets	$3,246	$(1,430)	$1,816	3.92
Acquired product technology right	45,400	(4,160)	41,240	12.88
Acquired technology right	30,200	(501)	29,699	16.75
Acquired product distribution rights	11,354	(2,073)	9,281	8.57
Acquired in-process R&D	2,600	—	2,600	Indefinite-lived
Acquired commercial technology	630	(178)	452	0.75
Acquired trade name	400	(56)	344	1.75
Acquired customer lists	390	(358)	32	0.01
Total	$94,220	$(8,756)	$85,464	13.47

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

March 31,
(In thousands)
2022 (remaining 3 months)	$1,624
2023	6,490
2024	6,477
2025	6,282
2026	5,938
2027	5,908
Thereafter	39,109
Total future amortization expense	$71,828

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $2.0 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively, and $6.1 million and $4.9 million for the nine months ended March 31, 2022 and 2021, respectively.

During the three and nine months ended March 31, 2022, in connection with the decision to discontinue commercializing or divesting certain products within the BioPharma segment that have minimal revenue and gross margin contribution, the Company recorded $4.9 million impairment expense for the write-down of intangible assets consisting of (i) $2.6 million for AcipHex, (ii) $1.4 million for ZolpiMist, (iii) $0.5 million for Tussionex, (iv) $0.2 million for Cefaclor and (v) $0.2 million for the Neos tradename.

During the three and nine months ended March 31, 2021, in connection with the divestiture of Natesto, the Company recorded $4.3 million impairment expense as a result of the impairment of the associated licensed intangible asset.

9. Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	June 30,
	2022	2021

	(In thousands)
Accrued program liabilities	$12,058	$8,689
Accrued product-related fees	1,997	2,501
Accrued savings offers	17,853	20,148
Accrued distributor fees	5,303	2,710
Accrued liabilities for trade partners	2,003	5,421
Accrued option exercise and milestone fees	3,257	600
Medicaid liabilities	1,487	1,714
Return reserve	5,969	6,367
Other accrued liabilities*	3,543	3,145
Total accrued liabilities	$53,470	$51,295

*Other accrued liabilities consist of credit card liabilities, taxes payable, accounting fee, samples expense and consultants’ fees, none of which individually represent greater than five percent of total current liabilities.

10. Line of Credit

Upon closing of the Neos Acquisition in March 2021, the Company assumed obligations under the secured credit agreement that Neos had entered into with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”) as agent for the lenders (the “Eclipse Loan Agreement”). Under the Eclipse Loan Agreement, Eclipse extended up to $25.0 million in secured revolving loans to Neos (the “Revolving Loans”), of which up to $2.5 million was available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans thereunder accrued at variable interest through maturity at the one-month London Interbank Offered Rate (“LIBOR”), plus 4.50%. The Eclipse Loan Agreement included an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears. The original maturity date under the Eclipse Loan Agreement was May 11, 2022.

In connection with the Avenue Capital Agreement, described in Note 11 below, the Company entered into a Consent, Waiver and Second Amendment to Eclipse Loan Agreement, dated as of January 26, 2022 (together, the “Eclipse Second Amendment”). Pursuant to the Eclipse Second Amendment, Eclipse (i) consented to Aytu and certain of its subsidiaries joining as obligors to the Revolving Loans provided by the Eclipse Loan Agreement, (ii) consented to the Company entering into the Avenue Capital Agreement, (iii) extended the maturity date of the Eclipse Loan Agreement to January 26, 2025, (iv) removed the requirement for the Company to comply with the ongoing fixed charge coverage ratio financial covenant applicable to the borrowers under the Eclipse Loan Agreement, (v) consented to the first priority lien granted by Aytu in favor of the Avenue Capital Agent, (vi) reduced the maximum availability under the Revolving Loans from $25.0 million to $12.5 million minus a $3.5 million availability block, (vii) increased the availability block from $1.0 million to $3.5 million, (viii) consented to the full repayment under the Deerfield Facility, defined below, and (ix) made certain other modifications to conform to the Avenue Capital Agreement and to reflect the consummation of the transactions thereof, in each case subject to the terms and conditions of the Eclipse Second Amendment.

The Company incurred $0.1 million in legal and other fees related to the Eclipse Second Amendment, all of which were recorded as deferred financing costs and are being amortized on a straight-line basis over the remaining term of the Eclipse Loan Agreement as interest expense. The unamortized cost of $0.1 million as of March 31, 2022 was included in other noncurrent assets in the condensed consolidated balance sheets.

In the event that, for any reason, all or any portion of the Eclipse Loan Agreement is terminated prior to the scheduled maturity date, in addition to the payment of all outstanding principal and unpaid accrued interest, the Company is required to pay a fee equal to (i) 2.0% of the Revolving Loans commitment if such event occurs on or before January 26, 2023, (ii) 1.0% of the Revolving Loans commitment if such event occurs after January 26, 2023 but on or before January 26, 2024, and (iii) 0.5% of the Revolving Loans commitment if such event occurs after January 26, 2024 but on or before January 26, 2025. The Company may permanently terminate the Eclipse Loan Agreement with at least five business days prior notice to Eclipse.

The Eclipse Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2022, the Company was in compliance with the covenants under the Eclipse Loan Agreement as amended.

The Company’s obligations under the Eclipse Loan Agreement are secured by substantially all of the Company’s assets, with a first priority lien in favor of Eclipse on the ABL Priority Collateral, and a second priority lien in favor of Eclipse on the Term Loan Priority Collateral, as each is defined in the Replacement Term Loan Intercreditor Agreement, as defined in the Eclipse Loan Agreement, as amended by the Eclipse Second Amendment.

Total interest expense on the Revolving Loans, including amortization of deferred financing costs, was $0.1 million and $0.4 million for the three and nine months ended March 31, 2022, respectively. Interest expense was $28,000 for the period beginning March 19, 2021, the date the Neos Acquisition was closed, through March 31, 2021. As of March 31, 2022 and June 30, 2021, the outstanding Revolving Loans under the Eclipse Loan Agreement, as amended, were $3.4 million and $7.9 million, respectively.

11. Long-term Debt

Deerfield Debt. Upon closing of the Neos Acquisition, the Company assumed a senior secured term credit facility (the “Deerfield Facility”) with Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P. (collectively, “Deerfield”) with an outstanding balance of $16.6 million.

The Company evaluated and determined that the fair value of the remaining outstanding debt was $17.4 million as of the March 19, 2021 acquisition date. Accordingly, the Company recorded a premium of $0.8 million, which was the difference between carrying amount and the fair value of the debt and was being amortized into interest expense using the effective interest method over the remaining term of the debt.

On January 26, 2022, the Company repaid the remaining principal outstanding in full, plus exit fees and accrued interest under the Deerfield Facility. The Company recognized a gain of $0.2 million during the three months ended March 31, 2022 related to the extinguishment of the Deerfield Facility. Total interest expense on the facility, net of premium amortization, was $0.8 million for the period from July 1, 2021 through full repayment on January 26, 2022.

Avenue Capital Loan: On January 26, 2022 (“Closing Date”), the Company entered into a Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund II, L.P. as lenders (the “Avenue Capital Lenders”), and Avenue Capital Management II, L.P. as administrative agent (the “Avenue Capital Agent”), collectively (“Avenue Capital”), pursuant to which the Avenue Capital Lenders provided the Company and certain of its subsidiaries with a secured $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used towards the repayment of the Deerfield Facility.

Pursuant to the Avenue Capital Agreement, the Company will make interest only payments for the first 18 months following the Closing Date (“Interest-only Period”). The Interest-only Period could be extended automatically without any action by any party for six months provided, as of the last day of the Interest-only Period then in effect, the Company received, prior to June 15, 2023, a specified amount of net proceeds from the sale and issuance of its equity securities (“Interest-only Milestone 1”). The Interest-only Period could further be extended automatically without any action by any party for an additional six months provided, the Company has achieved, prior to December 31, 2023, (i) Interest-only Milestone 1 and (ii) a specified amount of trailing 12 months revenue as of the date of determination.

In the event the Company prepays the outstanding principal prior to the maturity date, the Company will pay Avenue Capital a fee equal to (i) 3.0% of the loan if such event occurs on or before January 26, 2023, (ii) 2.0% of the loan if such event occurs after January 26, 2023 but on or before January 26, 2024, and (iii) 1.0% of the loan if such event occurs after January 26, 2024 but before January 26, 2025. In addition, upon the payment in full of the obligations, the Company shall pay to Avenue Capital a fee in the amount of $0.6 million (“Final Payment”). The Company accounted for the Final Payment as additional obligations on the debt, with the corresponding debit being recorded as debt discount.

The Company’s obligations under Avenue Capital Agreement are secured by substantially all of the Company’s assets, with a first priority lien in favor of the Avenue Capital Agent on the Term Loan Priority Collateral, and a second priority lien in favor of the Avenue Capital Agent on the ABL Priority Collateral, as each is defined in the Intercreditor Agreement, as defined in the Avenue Capital Agreement.

The Avenue Capital Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of the Avenue Capital Lenders. A failure to comply with these covenants could permit the Avenue Capital Lenders to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2022, the Company was in compliance with the covenants under the Avenue Capital Agreement.

On January 26, 2022 (“Issuance Date”), as consideration for entering into the Avenue Capital Agreement, the Company issued warrants to the Avenue Capital Lenders to purchase shares of common stock at an exercise price equal to $1.21 per share (the “Avenue Capital Warrants”). The Avenue Capital Warrants provided that in the event the Company were to engage in an equity offering at a price lower than $1.21 prior to June 30, 2022, the exercise price would be adjusted to the effective price of such equity offering and the number of shares of common stock to be issued under the Avenue Capital Warrants would be adjusted as set forth in the agreement. The Avenue Capital Warrants were immediately exercisable and expire on January 31, 2027. At inception and through the reclassification to equity on March 7, 2022, the Company accounted for the Avenue Capital Warrants as a liability as the number of warrants was not fixed at the Issuance Date. The fair value of the Avenue Capital Warrants was $0.6 million on January 26, 2022, with the corresponding debit being recorded as debt discount. On March 7, 2022, the Company closed on an equity offering of shares of common stock and warrants, as described in Note 14 – Capital Structure, at an offering price of $1.25 per share. As this offering precludes the Company from pursuing any equity financing prior to July 7, 2022 and the effective price of the March 7, 2022 offering was more than the exercise price of the Avenue Capital Warrants, the number of shares of common stock issuable upon exercise of the Avenue Capital Warrants were set to 867,769 at an exercise price of $1.21. As a result, on March 7, 2022, the Company reclassified the Avenue Capital Warrants from a liability to equity and recorded the $0.4 million fair value as additional paid in capital in stockholders’ equity in the Company’s financial statements.

In addition to the debt discounts discussed above, the Company also incurred $0.4 million loan origination, legal and other fees. The debt discount and issuance costs are being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 15.37%. Total interest expense on the Avenue Capital loan, including debt discount amortization, was $0.4 million for the three months ended March 31, 2022.

Long-term debt consists of the following:

March 31,
2022
(In thousands)
Long-term debt, due on January 26, 2025	$15,000
Long-term, final payment fee	638
Unamortized discount and issuance costs	(1,577)
Financing leases, maturing through May 2024	206
Total debt	14,267
Less: current portion	(100)
Non-current portion of debt	$14,167

Future principal payments of long-term debt, including financing leases, are as follows:

March 31,
(In thousands)
2022	$100
2023	5,924
2024	9,820
Future principal payments	15,844
Less unamortized discount and issuance costs	(1,577)
Less current portion	(100)
Non-current portion of debt	$14,167

12. Fair Value Considerations

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

The Company’s assets and liabilities are measured at fair value on a recurring basis and are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. The Company has consistently applied the valuation techniques discussed below in all periods presented.

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and June 30, 2021, by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2022
	Fair Value at March 31,
	2022	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Assets:
Cash and cash equivalents	$27,613	$27,613	$—	$—
Total	$27,613	$27,613	$—	$—
Liabilities:
Contingent consideration	$371	$—	$—	$371
CVR liability	720	—	—	720
Total	$1,091	$—	$—	$1,091

		Fair Value Measurements at June 30, 2021
	Fair Value at June 30,
	2021	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Assets:
Cash and cash equivalents	$49,649	$49,649	$—	$—
Total	$49,649	$49,649	$—	$—
Liabilities:
Contingent consideration	$12,057	$—	$—	$12,057
CVR liability	1,395	—	—	1,395
Total	$13,452	$—	$—	$13,452

Contingent Consideration. The Company classifies its contingent consideration liabilities within Level 3 as factors used to develop the estimated fair value are unobservable inputs that are not supported by market activity.

Tuzistra

The royalty and make-whole milestone payments related to the licensing agreements with TRIS Pharma, Inc. (“Tris”) for Tuzistra XR was being accounted for as contingent consideration and revalued at each reporting period. As a result of the discontinuation of commercializing Tuzistra (see Note 4 – Revenue Recognition), and ongoing negotiations with Tris, the Company has concluded that, as of March 31, 2022, the product milestone payments underlying the contingent consideration liability ceased to exist. As of March 31, 2022, the Company reversed the remaining contingent considerations liabilities of $8.5 million and recorded a liability of $7.6 million related to the settlement payments payable to Tris (see Note 20 – Subsequent Events) for termination of the Tuzistra licensing agreement. The amount is included in other current and noncurrent liabilities in the consolidated balance sheets, and represents the present value of future payments discounted using the Company’s borrowing rate. The Company deferred recognition of $0.9 million net gain from reversal of contingent consideration liability and the settlement payments until the termination of the original agreement and signing of the settlement agreement in May 2022, and was included in accrued liabilities in the consolidated balance sheets as of March 31, 2022.

ZolpiMist

The royalty payments related to the licensing agreements with Magna Pharmaceuticals, Inc. (“Magna”) for ZolpiMist were being accounted for as contingent consideration and revalued at each reporting period. As a result of the discontinuation of commercializing ZolpiMist, the Company has concluded that, as of March 31, 2022, the royalty-based product milestone payments underlying the contingent consideration liability ceased to exist. As of March 31, 2022, the Company reversed the remaining contingent consideration liabilities of $0.6 million and recorded the $50,000 payment due for termination of the Manga licensing agreements in other current liability in the consolidated balance sheets. The Company recognized $0.6 million gain from reversal of contingent consideration liability and the termination payment in the consolidated statements of operations for the three and nine months ended March 31, 2022.

On February 14, 2020, the Company recognized approximately $0.2 million in product related contingent consideration as a result of the February 14, 2020 Innovus Acquisition. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimated risk that the milestones are achieved. As of March 31, 2022 and June 30, 2021, the contingent consideration balance was $0.3 million.

In June 2017, Innovus entered into the Exclusive License Agreement with University of Iowa Research Foundation (“UIRD”) (the “UIRD Agreement”) for the use of patent and technology know-how as defined in the agreement. Pursuant to the agreement, Innovus will pay UIRD a milestone payment of $50,000 every other year beginning on July 1, 2021 for a total payments of $0.2 million. The fair value was determined as the discounted value of the future contingent payment using a 26% discount rate based on the estimated risk that the milestones would be achieved. The discounted value as of March 31, 2022 and June 30, 2021, was approximately $0.1 million.

As a result of the reversal of contingent consideration liabilities, there was no gain or loss from the change in fair value of contingent consideration during the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company recognized a net gain of $0.7 million from the changes in fair values of contingent considerations. During the nine months ended March 31, 2022 and 2021, the Company recognized a loss of $0.5 million and $1.7 million, respectively, from the changes in fair values of contingent considerations. The total accretion expense related to these contingent considerations was approximately $23,000 and $15,000 during the three months ended March 31, 2022 and 2021, respectively, and $0.1 million and $0.3 million during the nine months ended March 31, 2022 and 2021, respectively.

Contingent value rights. Contingent value rights (“CVRs”) represent contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones related to the Innovus Acquisition. Consideration can be satisfied in up to 470,000 shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. The fair value of the contingent value rights was based on a Monte Carlo model which takes into account current interest rates and expected sales potential. On March 31, 2020, the Company paid the CVR holders approximately 123,820 shares of the Company’s common stock to satisfy the first $2.0 million milestone, which relates to the Innovus achievement of $24.0 million in revenues during the 2019 calendar year. On March 20, 2021, the Company paid the CVR holders approximately 103,190 shares of the Company’s common stock to satisfy one of two $1.0 million 2020 milestones, which relates to the Innovus achievement of $30.0 million in revenues during the 2020 calendar year. The $1.0 million 2020 milestone for achieving profitability was not met. The $1.0 million 2021 milestones, which relate to the Innovus achievement of $40.0 million in revenues during the 2021 calendar year and $1.0 million for achieving profitability were not met. As of March 31, 2022 and June 30, 2021, the CVRs were revalued at $0.7 million and $1.4 million, respectively, using the same Monte Carlo model. During the three months ended March 31, 2022 and 2021, the Company recognized a gain of $0.7 million and a loss of $0.1 million, respectively, and a gain of $0.7 million and a loss of $1.0 million during the nine months ended March 31, 2022 and 2021, respectively, in the consolidated statements of operations related to the changes in fair values of CVRs.

Warrants. On January 26, 2022, as consideration for entering into the Avenue Capital Agreement, the Company issued the Avenue Capital Warrants to the Avenue Capital Lenders to purchase shares of common stock at an exercise price equal to $1.21 per share. The Avenue Capital Warrants provided that in the event the Company were to engage in an equity offering at a price lower than $1.21 prior to June 30, 2021, the exercise price would be adjusted to the effective price of such equity offering and the number of shares of common stock to be issued under the Avenue Capital Warrants would be adjusted as set forth in the agreement. At inception and through the reclassification to equity on March 7, 2022, the Company accounted for the Avenue Capital Warrants as a liability as the number of shares was not fixed at the Issuance Date. The fair value of the Avenue Capital Warrants was $0.6 million on January 26, 2022 with hybrid approach using a combination of Black-Scholes and Monte Carlo simulation. On March 7, 2022, the Company reclassified the Avenue Capital Warrants from a liability to equity. During the three months ended March 31, 2022, the Company recognized a gain of $0.2 million in the consolidated statements of operations from changes in fair values of warrants (see Note 11 – Long-term Debt).

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the three months ended March 31, 2022:

	CVR	Contingent	Warrant
	Liability	Consideration	Liability

	(In thousands)
Balance as of June 30, 2021	$1,395	$12,057	$—
Included in earnings	(675)	579	(211)
Purchases, issues, sales and settlements:
Issues	—	—	590
Settlements*	—	(12,265)	(379)
Balance as of March 31, 2022	$720	$371	$—

* Including $9.1 million reversal of contingent consideration liabilities and $0.4 million liability warrants reclassified to equity.

Significant Assumptions

Significant assumptions used in valuing CVRs were as follows:

March 31,
2022
Leveraged Beta	0.79
Market risk premium	6.22%
Risk-free interest rate	2.12%
Discount	19.50%
Company specific discount	10.00%

Significant assumptions used in valuing the warrants were as follows:

January 26,
2022
Expected volatility	56.75%
Equivalent term (years)	5.00
Risk-free rate	1.66%
Dividend yield	0.00%

13. Commitments and Contingencies

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

On May 29, 2020, the Company entered into an Early Payment Agreement and Escrow Instruction (the “Early Payment Agreement”) pursuant to which the Company agreed to pay $15.0 million to the investor in satisfaction of the Balloon Payment Obligation. The parties to the Early Payment Agreement acknowledged and agreed that the remaining fixed payments other than the Balloon Payment Obligation remained due and payable pursuant to the terms of the

Agreement, and that nothing in the Early Payment Agreement alters, amends, or waives any provisions or obligations in the Waiver or the Investor agreement other than as expressly set forth therein. The first fixed obligation was fully paid as of January 2021.

On June 21, 2021, the Company entered into a Waiver, Release and Consent pursuant to which the Company paid $2.8 million to the investor in satisfaction of the second fixed obligation. The Company agreed to pay the remaining fixed obligation of $3.0 million in six equal quarterly payments of $0.5 million over the six quarters commencing September 30, 2021.

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

Product Contingent Liability

In February 2015, Innovus acquired Novalere, which included the rights associated with distributing FlutiCare. As part of the acquisition, Innovus is obligated to make five additional payments of $0.5 million each when certain levels of FlutiCare sales are achieved. The discounted value as of March 31, 2022, is approximately $0.3 million.

Pursuant to the UIRD Agreement, Innovus will pay to UIRD a total milestone payment of $50,000 every other year beginning on July 1, 2021 for a total payment of $0.2 million. The discounted value as of March 31, 2022, is approximately $0.1 million. The first milestone cash payment of $50,000 was made in July 2021.

Rumpus Earn Out Payments

On April 12, 2021, the Company acquired substantially all of the assets of Rumpus, pursuant to which the Company acquired certain rights and other assets, including key commercial global licenses with Denovo Biopharma LLC (“Denovo”) and Johns Hopkins University (“JHU”), relating to AR101. Upon the achievement of certain regulatory and commercial milestones, up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option, are payable to Rumpus. Under the license agreement with Denovo, the Company assumed the responsibility for paying annual maintenance fees of $25,000, a license option fee of $0.6 million payable in April 2022, and upon the achievement of certain regulatory and commercial milestones, up to $101.7 million, and escalating royalties based on net product sales ranging in percentage from the low teens to the high teens. Finally, under the license agreement with JHU, the Company assumed the responsibility for paying minimum annual royalties escalating from $5,000 to $20,000 beginning in calendar year 2022, royalties of 3.0% of net product sales, and upon the achievement of certain regulatory and commercial milestones, up to $1.6 million.

On December 7, 2021, upon receiving Orphan Drug Designation (“ODD”) from the FDA for AR101, a milestone payment of $2.5 million is due and payable to Rumpus in cash or in shares of the Company’s common stock. The $2.5 million milestone payment is included in our accrued liabilities in the condensed consolidated balance sheets as of March 31, 2022, and was paid in full on April 1, 2022.

14. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of March 31, 2022 and June 30,

2021, the Company had 33,355,935 and 27,490,412 common shares outstanding, respectively, and zero preferred shares outstanding, respectively.

Included in the common stock outstanding are 2,241,089 shares of unvested restricted stock issued to executives, directors and employees.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of March 31, 2022, approximately $43.0 million remains available under the 2020 Shelf.

On June 4, 2021, the Company entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the nine months ended March 31, 2022, the Company issued an additional 2,430,784 shares of common stock under the ATM Sales Agreement, with total gross proceeds of approximately $5.1 million before deducting underwriting discounts, commissions, and other offering expenses of $0.2 million. As of March 31, 2022, approximately $12.2 million of the Company’s common stock remained available to be sold pursuant to the ATM Sales Agreement.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of March 31, 2022, approximately $92.4 million remain available under the 2021 Shelf.

On March 7, 2022, the Company closed on an underwritten public offering utilizing the 2021 Shelf, pursuant to which, the Company sold, (i) 3,030,000 shares of the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,030,000 shares of common stock, and (iii) common stock purchase warrants (the “Common Warrants”) to purchase up to 6,666,000 shares of common stock (the “March 2022 Offering”). The shares of common stock and the Pre-Funded Warrants were each sold in combination with corresponding Common Warrants, with one Common Warrant to purchase 1.1 shares of common stock for each share of common stock or each Pre-Funded Warrant sold. The Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock and were exercised in full in April 2022. The Common Warrants have an exercise price of $1.30 per share of common stock and are exercisable six months after the date of issuance and have a term of five years from the date of exercisability. The Company raised gross proceeds of $7.6 million through the March 2022 Offering before commission and other costs of $0.8 million. The Pre-Funded and Common Warrants have a combined fair value of approximately $6.3 million and are classified as additional paid in capital in stockholders’ equity in the Company’s financial statements (see Note 16 - Warrants).

On January 26, 2022, as consideration for entering into the Avenue Capital Agreement, the Company issued the Avenue Capital Warrants to the Avenue Capital Lenders to purchase shares of common stock at an exercise price equal to $1.21 per share. The Avenue Capital Warrants are immediately exercisable and expire on January 31, 2027. On March 7, 2022, the Company closed on an equity offering of shares of common stock and warrants, as described above, at an offering price of $1.25 per share. As this offering precluded the Company from pursuing any equity financing prior to July 7, 2022 and the effective price of the March 7, 2022 offering was more than the exercise price of the Avenue Capital Warrants, the number of common stock issuable upon exercise of the Avenue Capital Warrants were set to 867,769 shares at an exercise price of $1.21. As a result, on March 7, 2022, the Company reclassified the Avenue Capital Warrants from a liability to equity and recorded the $0.4 million fair value as additional paid in capital in stockholders’ equity in the Company’s financial statements (see Note 11 – Long-term Debt and Note 12 – Fair Value Considerations).

15. Equity Incentive Plans

Aytu 2015 Plan. On June 1, 2015, the Company’s stockholders approved the Aytu BioPharma 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the Aytu 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 5.0 million total shares of common stock in the Aytu 2015 Plan. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards have a vesting period ranging from 4 to 10 years, whereas the restricted stock units have a vesting period of 4 years. As of March 31, 2022, the Company had 2,401,186 shares available for grant under the Aytu 2015 Plan.

Neos 2015 Plan. Pursuant to the Neos Acquisition, the Company assumed 69,721 stock options and 35,728 restricted stock units (RSUs) previously granted under Neos plan. Accordingly, on April 19, 2021, the Company registered 105,449 shares of its common stock under the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the "Neos 2015 Plan") with the SEC. The terms and conditions of the assumed equity securities will stay the same as they were under the previous Neos plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years. As of March 31, 2022, the Company had 43,151 shares available for grant under the Neos 2015 Plan.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2021	109,588	$14.52	8.07
Forfeited/Cancelled	(15,132)	8.03
Expired	(10,599)	9.16
Outstanding at March 31, 2022	83,857	$16.37	7.79

Exercisable at March 31, 2022	55,611	$20.51	7.68

As of March 31, 2022, there was $0.2 million total unrecognized compensation costs adjusted for estimated forfeitures, related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

During the nine months ended March 31, 2022, the Company granted a total of 295,000 shares of restricted stock, with certain accelerated vesting conditions, to members of its management team pursuant to the Aytu 2015 Plan, of which 1/3 vest on the grant date and 1/12 on the first day of each quarter thereafter, subject to continuing employment with the Company through each vesting date. These restricted stock grants have a grant date fair value ranging from $2.65 per-share to $4.02 per-share.

Restricted stock activity under the Aytu 2015 Plan is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2021	1,955,268	$7.83
Granted	295,000	3.67
Vested	(112,787)	8.03
Unvested at March 31, 2022	2,137,481	$7.25

As of March 31, 2022, there was $10.8 million total unrecognized compensation costs adjusted for estimated forfeitures, related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.9 years.

The Company previously issued 158 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. On January 17, 2022, the Company granted 100,000 shares of restricted stock to a member of its management team outside of the Aytu 2015 Plan, of which 1/3 vest on January 17, 2023 and 1/12 each quarter thereafter, subject to continuing employment with the Company through each vesting date until January 17, 2025. This restricted stock grant has a grant date fair value of $1.35 per-share. As of March 31, 2022, there was $1.0 million total unrecognized costs adjusted for estimated forfeitures, related to non-vested restricted stock outside of the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 4.1 years.

Restricted Stock Units

During the nine months ended March 31, 2022, the Company granted a total of 150,000 shares of restricted stock units (“RSUs”), to members of its management pursuant team to the Aytu 2015 Plan, of which 1/3 vest on the grant date and 1/12 on the first day of each quarter thereafter, subject to continuing employment with the Company through each vesting date. These RSUs have a grant date fair value ranging from $1.08 per-share to $1.86 per-share.

RSUs activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2021	78,318	$7.20
Granted	150,000	1.33
Vested	(10,908)	6.50
Forfeited	(62,922)	7.44
Unvested at March 31, 2022	154,488	$1.45

As of March 31, 2022, there was $0.2 million total unrecognized compensation costs adjusted for any estimated forfeitures, related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.8 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock and RSUs was included in the statements of operations as set forth in the below table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

			(In thousands)
Cost of sales	$7	$9	$24	$9
Research and development	73	3	467	3
Selling and marketing	23	5	51	5
General and Administrative	1,167	1,505	3,476	2,468
Total stock-based compensation expense	$1,270	$1,522	$4,018	$2,485

16. Warrants

Equity Classified Warrants

On March 7, 2022, the Company closed on an underwriting agreement, pursuant to which, the Company sold, (i) 3,030,000 shares of the Company’s common stock, (ii) Pre-Funded Warrants to purchase up to 3,030,000 shares of common stock, and (iii) Common Warrants to purchase up to 6,666,000 shares of common stock. The shares of common stock and the Pre-Funded Warrants were each sold in combination with corresponding Common Warrants, with one Common Warrant to purchase 1.1 shares of common stock for each share of common stock or each Pre-Funded Warrant sold. The Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock and were exercised in full in April 2022. The Common Warrants have an exercise price of $1.30 per share of common stock and are exercisable six months after the date of issuance and have a term of five years from the date of exercisability (see Note 14 – Capital Structure).

On January 26, 2022, as consideration for entering into the Avenue Capital Agreement, the Company issued Avenue Capital Warrants to the Avenue Capital Lenders to purchase shares of common stock at an exercise price of $1.21 per share, subject to adjustment. The Avenue Capital Warrants were immediately exercisable and expire on January 31, 2027. On March 7, 2022, the Company closed on an equity offering of shares of common stock and warrants at an offering price of $1.25 per share. As this offering precluded the Company from pursuing any equity financing prior to July 7, 2022 and the effective price of the March 7, 2022 offering was more than the exercise price of the Avenue Capital Warrants, the number of common stock issuable upon exercise of the Avenue Capital Warrants were set to 867,769 shares at an exercise price of $1.21. As a result, on March 7, 2022, the Company reclassified the Avenue Capital Warrants from a liability to equity (see Note 11 – Long-term Debt, Note 12 – Fair Value Considerations and Note 14 – Capital Structure).

Significant assumptions used in valuing these warrants were as follows:

March 7,
2022
Valuation method	Black-Scholes
Expected volatility	54.45%
Equivalent term (years)	4.89 - 5.00
Risk-free rate	1.71%
Dividend yield	0.00%

On July 1, 2020, 92,302 warrants previously issued to a placement agent with a weighted average exercise price of $15.99 per warrant expired. In addition, during the nine months ended March 31, 2022, 31,925 various other warrants with a weighted average exercise price of $483.75 per warrant to purchase the Company’s shares of common stock expired.

A summary of equity-based warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2021	1,254,952	$35.85	2.83
Warrants issued	10,563,769	0.92	5.37
Warrants expired	(124,250)	124.69	—
Outstanding March 31, 2022	11,694,471	$3.43	4.98

Liability Classified Warrants

As of March 31, 2022, the Company had 24,105 liability warrants outstanding with a weighted-average exercise price of $720.0 per share. These warrants expire on August 25, 2022.

17. Net Loss per Common Share

Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of the Company. The 3,030,000 Pre-Funded Warrants with an exercise price of $0.0001 per share of common stock were considered economically equivalent to common stock and were included in the weighted average number of common stock outstanding for calculation of basic income (loss) per share.

The following table sets-forth securities that are considered anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

		March 31,
		2022	2021
Warrants to purchase common stock - liability classified	(Note 16)	24,105	24,105
Warrant to purchase common stock - equity classified	(Note 16)	8,664,471	1,257,525
Employee stock options	(Note 15)	83,857	136,254
Employee unvested restricted stock	(Note 15)	2,137,481	274,635
Employee unvested restricted stock units	(Note 15)	154,488	87,362
Total		11,064,402	1,779,881

18. License Agreements

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

NeuRx

In October 2018, Neos entered into an Exclusive License Agreement (“NeuRx License”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted Neos an exclusive, worldwide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX-101, referred to as NT0502. NT0502 is a new chemical entity that is being developed for the treatment of sialorrhea, which is excessive salivation or drooling. The Company may be required to make certain development and milestone payments and royalties based on annual net sales, as defined in the NeuRx License. Royalties are to be paid on a country-by-country and licensed product-by-licensed product basis, during the period of time beginning on the first commercial sale of such licensed product in such country and continuing until the later of: (i) the expiration of the last-to-expire valid claim in any licensed patent in such country that covers such licensed product in such country; and/or (ii) expiration of regulatory exclusivity of such licensed product in such country.

Teva

On December 21, 2018, Neos and Teva Pharmaceuticals USA, Inc. (“Teva”) entered into an agreement granting Teva a non-exclusive license to certain patents owned by Neos by which Teva has the right to manufacture and market its generic version of Cotempla XR-ODT under an Abbreviated New Drug Application (“ANDA”) filed by Teva beginning on July 1, 2026, or earlier under certain circumstances.

Actavis

On October 17, 2017, Neos entered into an agreement granting Actavis a non-exclusive license to certain patents owned by Neos by which Actavis has the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances.

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

19. Segment Reporting

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

The Company manages and aggregates its operational and financial information in accordance with two reportable segments: BioPharma and Consumer Health. The BioPharma segment consists of the Company’s prescription products. The Consumer Health segment contains the Company’s consumer healthcare products.

Select financial information for these segments is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

	(In thousands)		(In thousands)
Consolidated revenue:
BioPharma	$13,862	$5,127	$42,388	$18,091
Consumer Health	10,337	8,356	26,833	24,059
Consolidated revenue	$24,199	$13,483	$69,221	$42,150

Consolidated net loss:
BioPharma	$(52,311)	$(23,570)	$(88,359)	$(34,788)
Consumer Health	(762)	(1,890)	(4,113)	(4,503)
Consolidated net loss	$(53,073)	$(25,460)	$(92,472)	$(39,291)

	March 31,	June 30,
	2022	2021

	(In thousands)
Total assets:
BioPharma	$139,127	$236,449
Consumer Health	29,699	29,219
Consolidated assets	$168,826	$265,668

20. Subsequent Events

On April 14, 2022, upon receiving Fast Track designation from the FDA for AR101, a milestone payment of $1.5 million is due and payable to Rumpus in cash or in shares of the Company’s common stock. In May 2022, the Company issued 2,188,940 shares of common stock and $75,000 in cash for the full repayment of the amount due under the Fast Track designation milestone.

On April 19, 2022, the Company issued 3,030,000 shares of common stock to holders of the March 7, 2022 Pre-Funded Warrants upon exercise of these warrants at an exercise price of $0.0001.

On May 12, 2022, the Company entered into an agreement with Tris to terminate the License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $6 million to $9 million, which reduced our total liability for minimum payments by approximately $8 million from the original License Agreement. The settlement payment will be paid in three installments from December 2022 through July 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioPharma, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2021, filed on September 28, 2021. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K and Form 10-Q filed with the Securities and Exchange Commission on September 28, 2021 and November 15, 2021 respectively.

Objective

The purpose of the Management Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three and nine months ended March 31, 2022 and our financial condition as of March 31, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes. The MD&A is organized in the following sections:

●	Overview
●	Significant Developments. We discuss (i) the business environment, (ii) debt and equity financings, (iii) regulatory developments and (iv) discontinuation of certain non-core products.
●	Results of Operations. We discuss changes in our statements of operations line items, including the major drivers of these changes for three and nine months ended March 31, 2022, as compared with the three and nine months ended March 31, 2021.
●	Liquidity and Capital Resources. We discuss (i) sources of our liquidity, (ii) cash flows, (iii) obligations due on our debt obligations and (iv) expected payments under contractual obligations, commitments and contingencies.
●	Critical Accounting Estimates. We discuss the critical accounting policies and estimates that require significant management judgment.

Overview

We are a commercial-stage pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products and developing therapeutics for rare pediatric-onset or difficult-to-treat diseases. We operate through two business segments (i) the BioPharma segment, consisting of various prescription pharmaceutical products sold through third party wholesalers (the Rx Portfolio”), and (ii) the Consumer Health segment, which consists of various consumer health products sold directly to consumers. We generate revenue by selling our products through third party intermediaries in our marketing channels as well as directly to our customers. We currently manufacture our products for the treatment of attention deficit hyperactivity disorder (“ADHD”) at our manufacturing facilities and use third party manufacturers for our other prescription and consumer health products. We also have two product candidates in development, AR101 (enzastaurin) for the treatment of vascular Ehlers-Danlos Syndrome (“VEDS”) and Healight (endotracheal light catheter) for the treatment the treatment of severe, difficult-to-treat respiratory infections.

We have incurred significant losses in each year since inception. Our net losses were $53.1 million and $25.5 million for the three months ended March 31, 2022 and 2021, respectively, and $92.5 million and $39.3 million for the nine months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and June 30, 2021, we had an accumulated deficit of approximately $270.8 million and $178.3 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including the integration of our acquisitions and development of our product pipeline.

Significant Developments

Business Environment

The ongoing COVID-19 pandemic continues to impact the global economy and create economic uncertainties. We believe COVID-19 has negatively impacted the market for prescription products, disrupted the reliability of the supply chain, and impacted the ability and efficiency of conducting clinical trials. The extent to which COVID-19 continues to negatively impact our business in the future will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the new variants of coronavirus, the actions taken to contain the coronavirus or treat its impact, and the continued impact of each of these items on the economies and financial markets in the United States and abroad. While states and jurisdictions have rolled back stay-at-home and quarantine orders and reopened in phases, it is difficult to predict what the lasting impact of the pandemic will be, and if we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition. In addition, a recurrence or impact from new strains of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We will continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

We have continued to experience significant inflationary pressure and supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor during fiscal 2022. While we do not have sales or operations in Russia or Ukraine, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government-imposed lockdowns, on demand conditions and our supply chain. We expect that inflationary pressures and supply chain disruptions could continue to be significant across the business throughout the year.

Debt and Equity financing

On January 26, 2022, we entered into Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund II, L.P. as lenders (the “Avenue Capital Lenders”), and Avenue Capital Management II, L.P. as administrative agent (the “Avenue Capital Agent”), collectively (“Avenue Capital”), pursuant to which the Avenue Capital Lenders provided the Company and certain of its subsidiaries with a secured $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used towards the repayment of outstanding obligations pursuant to a senior secured term credit facility (the “Deerfield Facility”) with Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P., which was otherwise due and payable on May 11, 2022. Concurrent with the Avenue Capital Agreement, we entered into a Consent, Waiver and Second Amendment to Eclipse Loan Agreement, dated as of January 26, 2022 (together, the “Eclipse Second Amendment”), in which Eclipse (as defined below) extended the maturity date from the May 11, 2022 to January 26, 2025 and reduced the availability under the Revolving Loans from $25.0 million to $12.5 million minus a $3.5 million availability block. See Note 10 – Line of Credit and Note 11 – Long-term Debt in the accompanying unaudited consolidated financial statements for further information.

On March 7, 2022, upon closing of an underwritten public offering, we raised gross proceeds of $7.5 million from the issuance of (i) 3,030,000 shares of our common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 3,030,000 shares of common stock, and (iii) common stock purchase warrants (the “Common Warrants”) to purchase up to 6,666,000 shares of common stock (the “March 2022 Offering”). We received $6.8 million in proceeds net of underwriting fees and other expenses. See Note 14 – Capital Structure in the accompanying unaudited consolidated financial statements for further information.

Orange Book Listing of newly issued Cotempla XR-ODT patent

On March 23, 2022, our newly issued US patent No. 11,166,947 for Cotempla XR-ODT was listed in the U.S. Food and Drug Administration (the “FDA”) publication "Approved Drug Products with Therapeutic Equivalence Evaluations", commonly known as the "Orange Book." The Cotempla XR-ODT patent covers methods of use for the effective pediatric dosing of methylphenidate for the treatment of attention deficit hyperactivity disorder. The Orange Book listing extends the exclusivity period for Cotempla XR-ODT to 2038. Pursuant to the non-exclusive license agreement between Neos Therapeutics, Inc. (“Neos”) and Teva Pharmaceuticals USA, Inc. (“Teva”) entered into on December 21, 2018, Teva has the right to manufacture and market its generic version of Cotempla XR-ODT under its Abbreviated New Drug Application (“ANDA”) beginning on July 1, 2026, or earlier under certain circumstances. See Note 18 – License Agreements in the accompanying unaudited consolidated financial statements for further information.

Orphan Drug Designation in Europe and Fast Track Designation granted to AR101

On March 2, 2022, the European Commission granted orphan designation to AR101 (enzastaurin), a PKC beta inhibitor, for the treatment of Ehlers-Danlos Syndrome, a group of rare inherited connective tissue disorders that includes the severe subtype VEDS. This designation is based on a positive opinion from the Committee for Orphan Medicinal Products of the European Medicines Agency (“EMA COMP”). Orphan designation in the European Union is granted by the European Commission (“EU”) based on a positive opinion issued by the EMA COMP. To qualify, an investigational medicine must be intended to treat a seriously debilitating or life-threatening condition that affects fewer than five in 10,000 people in the EU, and there must be sufficient non-clinical or clinical data to suggest the investigational medicine may produce clinically relevant outcomes. The European Medicines Agency orphan designation affords us with certain benefits and incentives, including clinical protocol assistance, differentiated evaluation procedures for Health Technology Assessments in certain countries, access to a centralized marketing authorization procedure valid in all EU member states, reduced regulatory fees and 10 years of market exclusivity.

On April 19, 2022, we were notified by the FDA that AR101 received Fast Track designation. Fast Track is a process designed to facilitate the development, and expedite the review, of drugs to treat serious conditions and fill an unmet medical need. Fast Track addresses a broad range of serious conditions, and the request can be initiated by a pharmaceutical company at any time during the development process. FDA reviews the request and decides based on whether or not the drug fills an unmet medical need in a serious condition. Once a drug receives Fast Track designation, early and frequent communication between the FDA and the sponsor is encouraged throughout the entire drug development and review process. Pursuant to the Asset Purchase Agreement among Aytu BioPharma and Rumpus VEDS LLC, Rumpus Therapeutics LLC and Rumpus Vascular LLC (together, “Rumpus”) entered into on April 12, 2021, the achievement of this Fast Track designation was an earn-out milestone, which resulted in our obligation to pay $1.5 million to Rumpus in cash or in shares of our common stock.

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

Positive results from a preclinical pilot study for Healight™

In April 2022, our preclinical pilot study showed a positive results that administration of our Healight ultraviolet light A (“UV-A”) endotracheal catheter delayed the time to development of ventilator-associated pneumonia (“VAP”) in a novel porcine model. VAP has a reported mortality rate approaching 50% in some patient populations, making it one of the most difficult-to-treat and deadly infections affecting hospitalized patients. Approximately 86% of nosocomial pneumonias are associated with mechanical ventilation and result in VAP. Between 250,000 and 300,000 VAP cases per year occur in the United States alone, which is an incidence rate of 5 to 10 cases per 1,000 hospital admissions. VAP afflicts up to 15% of mechanically ventilated patients in intensive care units.

Healight is an investigational medical device technology employing proprietary methods of administering intermittent UV-A light via a novel respiratory medical device. This patent was issued to Cedars-Sinai Medical Center, from which we have an exclusive worldwide license for all respiratory applications of the UV-A light-based technology. Proof of concept clinical findings demonstrated significant reductions in SARS-CoV-2 viral load and improvement in clinical outcomes in a small number of mechanically ventilated COVID-19 patients.

Discontinued products

As part of our realization of post-acquisition synergies and product prioritization, we have implemented a portfolio rationalization plan whereby we will discontinue or divest five non-core products: Cefaclor Oral Suspension, Flexichamber, Tussionex, Tuzistra XR, and Zolpimist. These products, collectively, contributed $1.7 million in net revenue and $0.6 million in gross loss during the nine months ended March 31, 2022.

RESULTS OF OPERATIONS

Three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022	2021	Change	2022	2021	Change

	(In thousands)			(In thousands)
Product revenue, net	$24,199	$13,483	$10,716	$69,221	$42,150	$27,071
Cost of sales	11,513	13,935	(2,422)	31,780	24,249	7,531
Gross profit	12,686	(452)	13,138	37,441	17,901	19,540

Operating expenses
Research and development	3,726	390	3,336	10,742	859	9,883
Advertising and direct marketing	5,116	4,754	362	14,646	14,137	509
Other selling and marketing	4,627	1,843	2,784	14,054	3,991	10,063
General and administrative	7,615	6,001	1,614	23,784	16,948	6,836
Acquisition related costs	—	1,537	(1,537)	—	2,849	(2,849)
Restructuring costs	—	4,818	(4,818)	—	4,875	(4,875)
Impairment expense	45,196	4,286	40,910	64,649	4,286	60,363
Amortization of intangible assets	1,061	1,585	(524)	3,214	4,754	(1,540)
Total operating expenses	67,341	25,214	42,127	131,089	52,699	78,390
Loss from operations	(54,655)	(25,666)	(28,989)	(93,648)	(34,798)	(58,850)
Other income (expense)
Other income/(expense), net	(55)	(425)	370	(75)	(1,555)	1,480
Gain (loss) from contingent consideration	1,257	631	626	761	(2,680)	3,441
Gain (loss) on extinguishment of debt	169	—	169	169	(258)	427
Gain on derivative warrant liability	211	—	211	211	—	211
Total other expense	1,582	206	1,376	1,066	(4,493)	5,559
Loss before income tax	(53,073)	(25,460)	(27,613)	(92,582)	(39,291)	(53,291)
Income tax benefit	—	—	—	(110)	—	(110)
Net loss	$(53,073)	$(25,460)	$(27,613)	$(92,472)	$(39,291)	$(53,181)

Product revenue, net

In the three and nine months ended March 31, 2022, net product revenue increased by $10.7 million, or 79%, and $27.1 million, or 64%, compared to the three and nine months ended March 31, 2021, respectively. The increases were primarily driven by the $9.7 million and $30.5 million net revenue generated from the ADHD product portfolio during the three and nine months ended March 31, 2022, respectively, which we acquired in March 2021. Revenue from our consumer health products grew by $2.0 million and $2.8 million during the three and nine months ended March 31, 2022, respectively, attributable to the launching of three ANDA products in 2020 which has resulted in increased sales.

These increases were partially offset by decreases of $1.2 million and $6.6 million in revenue from sale of COVID-19 test kits during the three and nine months ended March 31, 2022, respectively, and reductions in revenue of $0.4 million and $1.2 million during the three and nine months ended March 31, 2022, respectively, from the divesture of our Natesto prescription product.

Cost of sales

In the three months ended March 31, 2022, cost of sales decreased by $2.4 million, or 17%, compared to three months ended March 31, 2021 and in the nine months ended March 31, 2022 cost of sales increased by $7.5 million, or 31%, compared to the nine months ended March 31, 2021. Cost of sales in the three and nine months ended March 31, 2021 were affected by a $7.0 million write down of COVID-19 test kits as that product was discontinued. The remaining increases were a result of the increased revenue as described above. Currently, we manufacture our ADHD products and are in the process of moving production to a third-party contract manufacturer and expect to complete that process in mid-calendar 2023. We believe this change will improve the gross margins earned on these products.

Research and development

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2022	2021	Change	2022	2021	Change

	(In thousands)			(In thousands)
Research and development:
AR101	$2,721	$—	$2,721	$7,791	$—	$7,791
Healight	222	201	21	791	494	297
ADHD	639	132	507	1,850	132	1,718
Others	144	57	87	310	233	77
Total Research and development	$3,726	$390	$3,336	$10,742	$859	$9,883

In the three the three and nine months ended March 31, 2022, research and development expense increased by $3.3 million, or 855%, and $9.9 million, or 1,151%, compared to the three and nine months ended March 31, 2021, respectively. AR101 spending primarily consists of costs associated with preparing for the PREVEnt registrational clinical trial and the $2.5 million milestone payment upon receiving Orphan Drug Designation (“ODD”) in the third quarter of 2022. Spending on the ADHD product portfolio primarily consists of medical monitoring costs and costs associated with post-marketing requirements. We expect spending will be subject to material fluctuations between periods based on the timing of activities, including clinical and pre-clinical trials, of each program.

Advertising and direct marketing

In the three and nine months ended March 31, 2022, advertising and direct marketing expenses increased by $0.4 million, or 8%, and $0.5 million, or 4%, compared to the three and nine months ended March 31, 2021, respectively. Advertising and direct marketing expenses include direct-to-consumer marketing, advertising, sales and customer support and processing fees related to our Consumer Health segment. Advertising and direct marketing can fluctuate materially between periods based on the timing of marketing campaigns.

Other selling and marketing

In the three and nine months ended March 31, 2022, other selling and marketing expense increased by $2.8 million, or 151%, and $10.1 million, or 252%, compared to the three and nine months ended March 31, 2021, respectively. The increases were primarily driven by the addition of the ADHD product portfolio in March 2021.

General and administrative

In the three and nine months ended March 31, 2022, general and administrative expense increased by $1.6 million, or 27%, and $6.8 million or 40%, compared to the three and nine months ended March 31, 2021, respectively. The increases were primarily driven by the additional infrastructure and spending from the acquisition of Neos (“Neos Acquisition”) in March 2021, partially offset by reduced spending by our Consumer Health segment.

Acquisition related costs

In the three and nine months ended March 31, 2021, acquisition related costs were $1.5 million and $2.8 million, respectively, which were primarily related to the Neos Acquisition in March 2021. Such costs include legal fees, due diligence expenses and financial advisory fees. There was no such cost during the three and nine months ended March 31, 2022.

Restructuring costs

In the three and nine months ended March 31, 2021, restructuring costs were $4.8 million and $4.9 million, respectively, primarily related to the Neos Acquisition, which was closed on March 19, 2021. There was no such cost during the three and nine months ended March 31, 2022.

Impairment expense

In the three months ended March 31, 2022, we recognized total impairment expense of $45.2 million, consisting of (i) $37.7 million in goodwill impairment, (ii) $4.9 million intangible assets write-down, (iii) $2.0 million inventory write-down, (iv) $0.4 million other assets write-down and (v) $0.2 million property and equipment write-down. In the nine months ended March 31, 2022, we recognized total impairment expense $64.6 million, consisting of (i) $57.2 million in goodwill impairment, (ii) $4.9 million intangible assets write-down, (iii) $2.0 million inventory write-down, (iv) $0.4 million other assets write-down and (v) $0.2 million property and equipment write-down. The impairment expense related to write-down of assets was due to the discontinuation of commercializing certain products in our BioPharma Segment. See Note 8 – Goodwill and Other Intangible Assets in the accompanying unaudited consolidated financial statements for further information.

In the three and nine months ended March 31, 2021, we recognized impairment expense of $4.3 million related to impairment of the Natesto licensed intangible asset, which was divested on March 31, 2021.

Amortization of intangible assets

In the three and nine months ended March 31, 2022, amortization expense of intangible assets, excluding amounts included in cost of sales, decreased by $0.5 million, or 33%, and $1.5 million, or 32%, compared to the three and nine months ended March 31, 2021, respectively. The decrease was primarily related to licensed intangible assets that were being amortized during the three months ended March 31, 2021 but have subsequently been divested or discontinued.

Other income/(expense), net

In the three and nine months ended March 31, 2022, other expense, net decreased by $0.4 million, or 87%, and $1.5 million, or 95%, compared to the three and nine months ended March 31, 2021, respectively. The decreases were primarily due to proceeds from the Natesto divestiture, partially offset by increases in interest expense from our debt.

Gain (loss) from contingent consideration

In the three and nine months ended March 31, 2022, net gain from contingent consideration increased by $0.6 million, or 99%, and $3.4 million, or 128%, compared to the three and nine months ended March 31, 2021, respectively. In each of the three and nine months ended March 31, 2022, gain from contingent consideration included a $0.6 million gain from the reversal of contingent consideration liability related to ZolpiMist. See Note 12 – Fair Value Considerations in the accompanying unaudited consolidated financial statements for further information.

Gain (Loss) on debt extinguishment

In the three and nine months ended March 31, 2022, we recognized $0.2 million gain from repayment of the Deerfield Facility. In the nine months ended March 31, 2021, we recognized $0.3 million loss from conversion of outstanding debt to our shares of common stock. There was no such loss during the three months ended March 31, 2021.

Gain on derivative warrant liability

In the three and nine months ended March 31, 2022, we recognized $0.2 million gain from change in fair value of warrants upon the reclassification from a liability to equity warrant. See Note 12 – Fair Value Considerations in the accompanying unaudited consolidated financial statements for further information.

Income tax benefit

The impairment of the BioPharma segment book goodwill decreased the net deferred tax liability by $0.1 million resulting in an income tax benefit of $0.1 million during the three months ended September 30, 2021. There was no income tax expense or benefit during the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Sources of Liquidity

We finance our operations through a combination of sales of our common stock and warrants, borrowings under our line of credit facility and cash generated from operations.

Shelf Registrations

On September 28, 2021, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of March 31, 2022, approximately $92.4 million remains available under the 2021 Shelf.

On June 8, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of March 31, 2022, approximately $43.0 million remains available under the 2020 Shelf.

In June 2020, we initiated an at-the-market offering program ("ATM"), which allow us to sell and issue shares of our common stock from time-to-time. Since initiated in June 2020 through March 31, 2022, we issued a total of 5,524,326 shares of common stock for aggregate proceeds of $28.3 million before estimated offering costs of $2.8 million. On June 2, 2021, we terminated our “at-the-market” sales agreement with a sales agent, and on June 4, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with a sales agent, pursuant to which we agreed to sell up to $30.0 million of our common stock from time to time in “at-the-market” offerings. As of March 31, 2022, approximately $12.2 million of our common stock remained available to be sold pursuant to the ATM Sales Agreement.

Underwriting Agreements

On March 7, 2022, we closed on the March 2022 Offering, pursuant to which, we sold (i) 3,030,000 shares of our common stock, (ii) Pre-Funded Warrants to purchase up to 3,030,000 shares of common stock, and (iii) Common Warrants to purchase up to 6,666,000 shares of common stock. The shares of common stock and the Pre-Funded

Warrants were each sold in combination with corresponding Common Warrants, with one Common Warrant to purchase 1.1 shares of common stock for each share of common stock or each Pre-Funded Warrant sold. The Pre-Funded Warrants have an exercise price of $0.0001 per share of common stock and were exercised in full in April 2022. The Common Warrants have an exercise price of $1.30 per share of common stock and are exercisable six months after the date of issuance and have a term of five years from the date of exercisability. We raised gross proceeds of $7.6 million through the March 2022 Offering before commission and other costs of $0.8 million. The Pre-Funded Warrants and Common Warrants have a combined fair value of approximately $5.6 million and are classified as additional paid in capital in the stockholders’ equity.

On December 10, 2020, we entered into an underwriting agreement, pursuant to which, we agreed to sell, in an upsized firm commitment offering, 4,166,667 shares of our common stock, to the underwriter at an offering price to the public of $6.00 per share, less underwriting discounts and commissions. In addition, pursuant to the underwriting agreement, we granted the underwriter a 30-day option to purchase up to an additional 625,000 shares of common stock at the same offering price to the public, less underwriting discounts and commissions. The underwriter exercised their over-allotment option in full, purchasing a total of 4,791,667 shares of common stock. We raised gross proceeds of $28.8 million through this offering. Offering costs totaled $2.6 million resulting in net cash proceeds of $26.2 million. In connection with the offering, we issued 311,458 underwriter warrants to purchase up to 311,458 shares of common stock. The exercise price per share of the underwriter warrants is $7.50 (equal to 125% of the public offering price per share for the shares of common stock sold in the offering) and the underwriter warrants have a term of five years from the date of effectiveness of the offering. The underwriter warrants are exercisable immediately. These warrants have a fair value of approximately $1.3 million and are classified as additional paid in capital in the stockholders' equity. Effective June 2, 2021, we terminated the underwriting agreement; pursuant to such termination, there will be no future sales of our common stock under this underwriting agreement.

Eclipse Loan Agreement

Upon closing of the Neos Acquisition in March 2021, we assumed the senior secured credit agreement that Neos entered into with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”) as agent for the lenders (the “Eclipse Loan Agreement”). We entered into the Eclipse Second Amendment, dated as of January 26, 2022, in which Eclipse extended the maturity date from May 11, 2022 to January 26, 2025. Under the amended Eclipse Loan Agreement, Eclipse will from time to time extend up to $12.5 million in secured revolving loans to us (the “Revolving Loans”), of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. See Note 10 – Line of Credit in the accompanying unaudited consolidated financial statements for further information.

Cash Flows

The following table shows cash flows for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,		Increase
	2022	2021	(Decrease)

	(In thousands)
Net cash used in operating activities	$(21,728)	$(19,687)	$(2,041)
Net cash used in investing activities	$(3,207)	$(356)	$(2,851)
Net cash provided by financing activities	$2,647	$18,500	$(15,853)

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including inventory write-down, changes in fair values of various liabilities, stock-based compensation expense, depreciation, amortization and accretion and other charges.

During the nine months ended March 31, 2022, net cash used in operating activities totaled $21.7 million. The use of cash was approximately $70.7 million less than the net loss due primarily to non-cash charges of goodwill and long-lived asset impairment, depreciation, amortization and accretion, stock-based compensation, inventory write-down and loss from change in fair values of contingent consideration. These non-cash charges were partially offset by non-cash credits of amortization of debt premium and gain from change in fair values of contingent value rights. In addition, our use of cash decreased due to changes in working capital including decreases in accounts receivable and prepaid expense and other current assets, increase in accrued liabilities, offset by a decrease in accounts payable.

During the nine-months ended March 31, 2021, our operating activities used $19.7 million in cash, which was less than the net loss of $34.2 million, primarily due to a $7.2 million inventory impairment, and other non-cash adjustments such as depreciation, amortization and accretion, stock-based compensation, and loss from change in fair value of contingent consideration and contingent value rights (“CVR”), decreases in accounts receivable, prepaid expenses, other current assets and an increase in accrued compensation. These charges were offset by an increase in inventory and decreases in accounts payable and accrued liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities of $3.2 million during the nine months ended March 31, 2022 was primarily due to $3.1 million payment of contingent consideration to Tris.

Net cash used in investing activities of $0.4 million during the nine months ended March 31, 2021 was primarily due to $0.7 million payment of contingent consideration, partially offset by $0.3 million net cash received from the Neos Acquisition.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $2.6 million during the nine months ended March 31, 2022 was primarily from $15.0 million proceeds from long-term debt and $11.9 million net proceeds from issuance of our common stock, partially offset by $16.1 million full repayment of long-term debt, $4.5 million net reduction in our revolving loan, $3.2 million in payments of fixed payment arrangements and $0.4 million payment of debt issuance costs.

Net provided by financing activities in the nine-months ended March 31, 2021 was $18.6 million. This was primarily related to the December 2020 offering for gross proceeds cost of $28.8 million offset by the offering cost of $2.6 million. We also issued shares of our common stock under the ATM with gross proceeds of $3.6 million, which was offset by commission and other offering cost of $1.6 million. We paid approximately $6.0 million on our short-term line of credit, $3.0 million related to fixed payment obligation and $0.3 million of debt.

Capital Resources

We have obligations related to our loan and credit facilities, contingent considerations related to our acquisitions, milestone payments and purchase commitments.

Loan and Credit

Avenue Capital Agreement

On January 26, 2022, we entered into the Avenue Capital Agreement, pursuant to which the Company received $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used towards the repayment of the Deerfield Facility.

In the event we prepay the outstanding principal prior to the maturity date, we will pay Avenue Capital a fee equal to (i) 3.0% of the loan if such event occurs on or before January 26 2023, (ii) 2.0% of the loan if such event occurs after January 26, 2023 but on or before January 26, 2024, and (iii) 1.0% of the loan if such event occurs after January 26, 2024 but before January 26, 2025. In addition, upon the payment in full of the obligations, we shall pay to Avenue

Capital a non-refundable fee in the amount of $0.6 million (“Final Payment”). See Note 11 – Long-term Debt in the accompanying unaudited consolidated financial statements for further information.

Eclipse Loan Agreement

The Eclipse Loan Agreement, as amended, provides us with up to $12.5 million in Revolving Loans, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bear variable interest through maturity at the one-month LIBOR, plus 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum Revolving Loans amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Eclipse Loan Agreement, as amended, is January 26, 2025.

In event that, for any reason, all or any portion of the Eclipse Loan Agreement is terminated prior to the scheduled maturity date, in addition to the payment of all outstanding principal and unpaid accrued interest, we are required to pay a fee equal to (i) 2.0% of the Revolving Loans commitment if such event occurs on or before January 26, 2023, (ii) 1.0% of the Revolving Loans commitment if such event occurs after January 26, 2023 but on or before January 26, 2024, and (iii) 0.5% of the Revolving Loans commitment if such event occurs after January 26, 2024 but on or before January 26, 2025. We may permanently terminate the Eclipse Loan Agreement with at least five business days prior notice. See Note 10 – Line of Credit in the accompanying unaudited consolidated financial statements for further information.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 – Commitments and Contingencies in the accompanying unaudited consolidated financial statements for further information.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that required us to make fixed and product milestone payments. As of March 31, 2022, up to $8.5 million of milestone payments remain.

In connection with the February 2020 acquisition of Innovus Pharmaceuticals, Inc. (the “Innovus Acquisition”), all of Innovus’s shares were converted to our common stock and CVRs, which represents contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones. As of March 31, 2022, up to $10 million of milestone payments remain.

In connection with our Innovus Acquisition, we assumed a contingent obligation which required us to make five payments of $0.5 million, between fiscal year 2026 through fiscal year 2033 to Novalere, if and when certain levels of FlutiCare sales are achieved.

In connection with our acquisition of the Rumpus assets, upon satisfaction of the milestones, we may be required to pay up to $67.5 million in regulatory and commercial-based earn-out payments to Rumpus. Under the licensing agreement with Denovo Biopharma LLC (“Denovo”), we are required to make a payment of $0.6 for an option license fee in April 2022 and upon achievement of regulatory and commercial milestones, up to $101.7 million is payable to Denovo. Under the licensing agreement with JHU, upon achievement of regulatory and commercial milestone, we may be required to pay up to $1.6 million to Johns Hopkins University (“JHU”). In fiscal 2022, two milestones were achieved totaling $4.0 million.

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

Revenue recognition

We generate revenue from product sales through our BioPharma segment and Consumer Health segment. We recognize revenue when all of the following criteria are satisfied: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) as each performance obligation is individually satisfied.

Revenue from our BioPharma segment involves significant judgment and estimates of the net sales price, including estimates of variable consideration (e.g., savings offers, prompt payment discounts, product returns, wholesaler (distributor) fees, wholesaler chargebacks and estimated rebates) to be incurred on the respective product sales (known as “Gross to Net” adjustments), and we recognize the estimated net amount as revenue when control of the product is transferred to our customers (e.g., upon delivery). Variable consideration is determined using either an expected value or a most likely amount method. The estimate of variable consideration is also subject to a constraint such that some or all of the estimated amount of variable consideration will only be included in the transaction price to the extent that it is probable that a significant reversal of revenue (in the context of the contract) will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimating variable consideration and the related constraint requires the use of significant management judgment and other market data. We provide for prompt payment discounts, wholesaler fees and wholesaler chargebacks based on customer contractual stipulations. We analyze recent product return history to determine a reliable return rate. Additionally, management analyzes historical savings offers and rebate payments based on patient prescriptions and information obtained from third party providers to determine these respective variable considerations.

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

We calculated the fair value of options using the Black-Scholes option pricing model. Restricted stock and restricted stock unit grants are valued based on the estimated grant date fair value of our common stock. The Black-Scholes option pricing model requires the input of subjective assumptions, including stock price volatility and the expected life of stock options. The application of this valuation model involves assumptions that are highly subjective, judgmental and sensitive in the determination of compensation cost. We have not paid and do not anticipate paying cash dividends. Therefore, the expected dividend rate is assumed to be 0%. The expected stock price volatility for stock option awards is based on our stock price volatility in the valuation model. The risk-free rate was based on the U.S. Treasury yield curve in effect commensurate with the expected life assumption. The average expected life of stock options was determined according to the “simplified method” as described in SAB Topic 110, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate was determined by reference to implied yields available from U.S. Treasury securities with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are adjusted for as they occur.

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

Pursuant to the guidance under ASC 360, as of March 31, 2022, the undiscounted future cash flow did not indicated impairment of long-lived assets. However, as part of our realization of post-acquisition synergies and product prioritization, we have implemented a portfolio rationalization plan in our BioPharma segment whereby we will discontinue or divest five non-core products: Cefaclor Oral Suspension, Flexichamber, Tussionex, Tuzistra XR, and Zolpimist. As a result of this decision, we recorded an impairment charge of $4.9 million associated with the write-down of intangible assets of these products during the three and nine months ended March 31, 2022.

Goodwill

Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. We typically complete our annual impairment test for goodwill using an assessment date in the fourth quarter of each fiscal year. Pursuant to the guidance under ASC 350, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one or more of our reporting units is greater than its carrying amount. If, after assessing events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, then we perform a quantitative impairment test by comparing the fair value of the reporting unit with the carrying value. We also have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. The fair value of the reporting unit is determined using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include prospective financial information (revenue growth, operating margins and capital expenditures), future market conditions, weighted average costs of capital, a terminal growth rate, comparable multiples of publicly traded companies in our industry, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. We have determined that we have two reporting units that require periodic review for goodwill impairment, the BioPharma segment and the Consumer Health segment.

During fiscal 2022, our market capitalization significantly declined. During the three months ended September 30, 2021, the decline was considered a qualitative factor that led management to assess whether an impairment had occurred. Management’s evaluation indicated that the goodwill related to one of our reporting units within the BioPharma segment was potentially impaired. We performed a quantitative impairment test by calculating the fair value of the reporting unit and compared that amount to its carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value, discount rates and comparable multiples from publicly traded companies in our industry. The decline in market capitalization was an indicator of increased risk thereby increasing the discount rates in the valuation models. We determined the fair value of the reporting unit utilizing the discounted cash flow model. As of September 30, 2021, utilizing the risk adjusted weighted-average discount rate, the fair value of the reporting unit was less than its carrying value. We recognized an impairment loss of $19.5 million in the BioPharma segment related to the goodwill associated with the Cerecor Inc. acquisition.

During the three months ended March 31, 2022, the continued decline of our market capitalization was considered a qualitative factor that led management to reassess whether an impairment had occurred. Management’s evaluation indicated that the goodwill related to one of its reporting units within the BioPharma segment was potentially impaired. We performed a quantitative impairment test by calculating the fair value of the reporting unit and compared that amount to its carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value, discount rates and comparable multiples from publicly traded companies in our industry. The decline in market capitalization was an indicator of increased risk thereby increasing the discount rates in the valuation models. we determined the fair value of the reporting unit utilizing the discounted cash flow model. As of March 31, 2022, utilizing the risk adjusted weighted-average discount rate, the fair value of the reporting unit was less than its carrying value. We recognized an impairment loss of $37.7 million in the BioPharma segment related to the goodwill associated with the Neos Acquisition.

The Consumer Health segment, which has $8.6 million goodwill from the Innovus Acquisition, reported $2.2 million negative carrying value as of March 31, 2022, and as such there was no goodwill impairment related to the Consumer Health segment during the three months ended March 31, 2022.

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

Warrants

Equity classified warrants are valued using a Black-Scholes model. Liability classified warrants are accounted for by recording the fair value of each instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of liability classified derivative financial instruments were calculated using a lattice valuation model. Changes in the fair value of liability classified derivative financial instruments in subsequent periods are recorded as derivative income or expense for the warrants and reported as a component of cash flows from operations.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 12, 2022 (the “Settlement Effective Date”), we entered into the Settlement and Termination of License Agreement (the “Settlement Agreement”) with Tris, which terminated the License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to the Settlement Agreement, we agreed to pay Tris a total of approximately $6 million to $9 million (the “Settlement Payment”), which reduced our total liability for minimum payments by approximately $8 million from the original License Agreement. The Settlement Payment will be paid in three installments from December 2022 through July 2024. Any amount of the Settlement Payment not paid when due, shall bear interest from the date due until paid at the rate equal to the greater of (i) 2.5% per month and (ii) the maximum interest rate permitted by applicable law.

Upon execution of the Settlement Agreement, we will transfer, assign and convey to Tris, free and clear of all liens, claims, encumbrances and security interests (collectively, ”Encumbrances”), at our expense, all right title and interest to and under the intellectual property, permits and product registrations and books and records as sets forth in the Settlement Agreement (collectively, the “Transferred Assets”).

We are also responsible for discharging certain liabilities with respect to (i) Tuzistra inventories in existence in our control on the Settlement Effective Date, (ii) certain obligations and commitments in respect of defects, returns and/or credits, refunds, rebates, chargebacks, patient and co-pay coupons, off-invoice discounts or price-protection commitments sets forth in the Settlement Agreement, (iii) certain transferred assets, (iv) default of or breaches of the Settlement Agreement, and (v) all FDA fees paid in respect of Tuzistra related to any period prior to the Settlement Effective Date (collectively, “Retained Liabilities”).

Item 6. Exhibits.

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

1.1	Underwriting Agreement, dated as of March 2, 2022, by and between Aytu BioPharma, Inc. and Canaccord Genuity LLC.	8-K	3/4/2022	1.1

3.1	Amended and Restated Bylaws of Aytu BioPharma, Inc.	8-K	5/9/2022	3.1

4.1	Form of Prefunded Common Stock Purchase Warrant.	8-K	3/4/2022	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	3/4/2022	4.2

10.1#&	Settlement and Termination of License Agreement between the Registrant and TRIS Pharma, Inc., dated May 12, 2022.				X

31.1	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

XBRL (extensible Business Reporting Language). The following materials from Aytu BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.				X

#

The company has requested confidential treatment of certain portions of this agreement. These portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

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

AYTU BIOPHARMA, INC.

Date: May 16, 2022	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer