Form 10-Q
period 2022-09-30
AYTU BIOPHARMA, INC
filed 2022-11-14
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 9, 2022, there were 62,429,445 shares of the registrant’s common stock outstanding.

AYTU BIOPHARMA, INC. FOR THE QUARTER ENDED SEPTEMBER 30, 2022

INDEX

PART I—FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: our anticipated future cash position; the planned expanded commercialization of our products and the potential future commercialization of our product candidates; our planned product candidate development strategy and research and development expenses; our anticipated future growth rates; anticipated sales increases; anticipated net revenue increases; amounts of certain future expenses and costs of goods sold; our plans to acquire additional assets, anticipated increases to operating expenses, and selling, general, and administrative expenses; and future events under our current and potential future collaborations.

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

This Quarterly Report on Form 10-Q refers to trademarks, such as Adzenys, Aytu, Cotempla, FlutiCare, Innovus Pharma, Neos, Poly-Vi-Flor, Tri-Vi-Flor, Tuzistra, and ZolpiMist which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share)

	(Unaudited)
	September 30,	June 30,
	2022	2022
Assets
Current assets
Cash and cash equivalents	$23,811	$19,360
Accounts receivable, net	27,924	21,712
Inventory, net	12,871	10,849
Prepaid expenses	9,024	7,375
Other current assets	785	633
Total current assets	74,415	59,929
Property and equipment, net	2,672	3,025
Operating lease right-of-use asset	2,976	3,271
Intangible assets, net	69,108	70,632
Other non-current assets	829	766
Total non-current assets	75,585	77,694
Total assets	$150,000	$137,623

Liabilities
Current liabilities
Accounts payable and other	$14,667	$10,987
Accrued liabilities	41,431	44,187
Short-term line of credit	8,087	3,813
Current portion of debt	925	96
Other current liabilities	8,094	5,359
Total current liabilities	73,204	64,442
Debt, net of current portion	13,560	14,279
Other non-current liabilities	9,330	12,810
Total liabilities	96,094	91,531
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and June 30, 2022	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 62,429,445 and 38,578,825, respectively, as of September 30, 2022 and June 30, 2022	6	4
Additional paid-in capital	345,253	334,560
Accumulated deficit	(291,353)	(288,472)
Total stockholders’ equity	53,906	46,092
Total liabilities and stockholders’ equity	$150,000	$137,623

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Product revenue, net	$27,655	$21,897
Cost of sales	9,623	9,441
Gross profit	18,032	12,456

Operating expenses
Research and development	1,064	1,652
Selling and marketing	10,102	9,297
General and administrative	7,322	8,216
Impairment expense	—	19,453
Amortization of intangible assets	1,197	1,537
Total operating expenses	19,685	40,155
Loss from operations	(1,653)	(27,699)
Other expense
Other expense, net	(1,100)	(40)
Loss from contingent consideration	(128)	(219)
Total other expense	(1,228)	(259)
Loss before income tax	(2,881)	(27,958)
Income tax benefit	—	(107)
Net loss	$(2,881)	$(27,851)
Weighted average number of common shares outstanding	50,358,134	25,597,319
Basic and diluted net loss per common share	$(0.06)	$(1.09)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

(Unaudited)

	Three Months Ended September 30,
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance July 1, 2022	—	$—	38,578,825	$4	$334,560	$(288,472)	$46,092

Stock-based compensation	—	—	(33,332)	—	1,177	—	1,177
Issuance of common stock, net of issuance cost	—	—	23,883,952	2	9,516	—	9,518
Net loss	—	—	—	—	—	(2,881)	(2,881)
Balance, September 30, 2022	—	$—	62,429,445	$6	$345,253	$(291,353)	$53,906

Balance July 1, 2021	—	$—	27,490,412	$3	$315,864	$(178,299)	$137,568

Stock-based compensation	—	—	220,000	—	1,519	—	1,519
Issuance of common stock, net of issuance cost	—	—	61,500	—	270	—	270
Tax withholding for stock-based compensation	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(27,851)	(27,851)
Balance, September 30, 2021	—	$—	27,771,912	$3	$317,647	$(206,150)	$111,500

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Operating Activities
Net loss	$(2,881)	$(27,851)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	2,328	2,677
Impairment expense	—	19,453
Stock-based compensation expense	1,177	1,519
Loss from contingent consideration	128	219
Amortization of senior debt (premium) discount	145	(161)
(Gain) on sale of equipment	(42)	—
Inventory write-down	82	203
Other noncash adjustments	(2)	(61)
Changes in operating assets and liabilities:
Accounts receivable	(6,212)	6,525
Inventory	(2,104)	(178)
Prepaid expenses and other current assets	(1,801)	279
Accounts payable and other	3,587	(9,888)
Accrued liabilities	(3,481)	3,326
Other operating assets and liabilities, net	(72)	147
Net cash used in operating activities	(9,148)	(3,791)
Investing Activities
Contingent consideration payment	—	(50)
Other investing activities	42	(36)
Net cash provided by (used in) investing activities	42	(86)
Financing Activities
Proceeds from issuance of stock	10,416	307
Payment of stock issuance costs	(793)	(21)
Payment made to fixed payment arrangement	(301)	(2,305)
Proceeds from short-term line of credit	34,791	42,212
Payments made on short-term line of credit	(30,517)	(45,626)
Payments made to borrowings	(26)	(25)
Other financing activities	(13)	(6)
Net cash provided by (used in) financing activities	13,557	(5,464)
Net change in cash, restricted cash and cash equivalents	4,451	(9,341)
Cash, cash equivalents and restricted cash at beginning of period	19,360	49,901
Cash, cash equivalents and restricted cash at end of period	$23,811	$40,560
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$23,811	$40,308
Restricted cash	—	252
Total cash, cash equivalents and restricted cash	$23,811	$40,560

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT’D

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Supplemental cash flow data
Cash paid for interest	$565	$1,688
Non-cash investing and financing activities:
Warrants issued	$3,023	$—
Other noncash investing and financing activities	$146	$16
Fixed payment arrangements included in accrued liabilities	$—	$525

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Business, Financial Condition, Basis of Presentation

Aytu BioPharma, Inc. (“Aytu”, the “Company” or “we”), is a pharmaceutical company focused on commercializing novel therapeutics and consumer health products. The Company operates through two business segments (i) the Rx segment, consisting of prescription pharmaceutical products and (ii) the Consumer Health segment, which consists of various consumer healthcare products (the “Consumer Health Portfolio”). The Company was originally incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado and was re-incorporated as Aytu BioScience, Inc in the state of Delaware on June 8, 2015. Following the acquisition of Neos Therapeutics, Inc. (“Neos”) in March 2021, (the “Neos Acquisition”) the Company changed its name to Aytu BioPharma, Inc.

The Rx segment primarily consists of two product portfolios: (i) Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets and Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets for the treatment of attention deficit hyperactivity disorder (“ADHD”) together the “ADHD Portfolio”), and the “Pediatric Portfolio” consisting of Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, and Karbinal ER, an extended-release antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions.

The Consumer Health Portfolio consists of over twenty consumer health products competing in large healthcare categories, including allergy, hair regrowth, diabetes support, digestive health, sexual and urological health and general wellness, commercialized through direct-to-consumer and e-commerce marketing channels.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets. As a result of focusing on building the portfolio of revenue-generating products, the Company has indefinitely suspended active development of its clinical development programs including AR101 (enzastaurin) and Healight.

As of September 30, 2022, the Company had approximately $23.8 million of cash and cash equivalents and approximately $27.9 million in accounts receivable. The Company’s operations have historically consumed cash and are expected to continue to consume cash. The Company incurred a net loss of approximately $2.9 million and $27.9 million during the three months ended September 30, 2022 and 2021, respectively. The Company had an accumulated deficit of $291.4 million and $288.5 million as of September 30, 2022 and June 30, 2022, respectively. Cash used in operations was $9.1 million and $3.8 million during the three months ended September 30, 2022 and 2021, respectively.

In August 2022, the Company completed an underwritten public offering of (i) 21,505,814 shares of its common stock, and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 1,750,000 shares of its common stock, and (ii) accompanying warrants (the "Common Warrants") to purchase 23,255,814 shares of its common stock (the "Offering") resulting in gross and net proceeds of $10.0 million and $9.1 million, respectively, assuming none of the accompanying Common Warrants issued in the Offering are exercised. The pre-funded warrants were exercised in full in August 2022. The Company intends to use the net proceeds from the Offering for growth of the Company’s commercial business, and for working capital and general corporate purposes.

As the Company does not have sufficient cash and cash equivalents as of September 30, 2022 to cover its cash needs for the twelve months following the filing date of this Quarterly Report on Form 10-Q, there exists substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to mitigate the conditions that raise substantial doubt about its ability to continue as a going concern are primarily focused on increasing revenue, reducing expenses associated with research and development and raising additional capital through public or private equity or debt offerings or monetizing assets in order to meet its obligations. Management believes that the Company has access to capital resources, however, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. Alternatively, any efforts by the Company to reduce its expenses may adversely impact its ability to sustain revenue-generating activities and delay the progress of its developmental product candidates or otherwise operate its business. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

Basis of Presentation. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, which included all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2022 are not necessarily indicative of expected operating results for the full year or any future year.

Prior Period Reclassification. Certain prior year amounts in the condensed statements of earnings and statements of cash flows have been reclassified to conform to the current year presentation, including a reclassification made in the presentation of amortization of intellectual property. This was previously included in research and development expenses and is currently recorded in general and administrative expense on the condensed consolidated statements of operations. These reclassifications did not impact operating results or cash flows for the three months ended September 30, 2022 and 2021 or its financial position as of September 30, 2022 or June 30, 2022.

2. Significant Accounting Policies

Use of Estimates

Management uses estimates and assumptions relating to reporting amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for doubtful accounts, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, the value of goodwill, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, purchase price allocations, the depreciable lives of long-lived assets and classification of warrants equity versus liability. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the three months ended September 30, 2022.

An ownership change (generally a 50% change in equity ownership over a three-year period) could limit the Company’s ability to offset, post-change, U.S. federal taxable income. Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. The Company believes that previous acquisitions, financing transactions, and equity ownership changes in the past five years may have caused an ownership change results in a limitation of its ability to use the pre-acquisition net operating loss carryovers. The ownership change scenario could result in increased future tax liability. The company is in the process of analyzing the impact of any possible ownership change the result of which may be a change to the Company’s net deferred tax asset or liability position.

Impairment of Other Intangibles Assets

Acquired in-process research and development (“IPR&D) is an intangible asset classified as an indefinite-lived asset until the completion or abandonment of the associated research and development (“R&D”) effort. In periods after the acquired IPR&D, the Company may (1) continue internal R&D efforts associated with the acquired assets or collaborate with another party in R&D efforts; (2) dispose of the assets through sale; (3) outlicense the assets; (4) decide to temporarily postpone further development; or (5) abandon R&D efforts. IPR&D asset may be subject to different subsequent accounting treatment depending on the course of action chosen by the Company with respect to the asset. If the Company changes strategies related to the IPR&D the asset could potentially be impaired.

Recent Adopted Accounting Pronouncements

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued if contract modifications are made on or before December 31, 2022. The Company adopted the guidance effective July 1, 2022 for the accounting of its LIBOR indexed revolving loans by prospectively applying the interest rate. The Company elected not to reassess the discount rate of its leases. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

Earnings Per Share. In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2021-04 and related updates did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Debt—Debt with Conversion and Other Options. In June 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)— “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The amendments in this update are effective for public entities that are smaller reporting companies, as defined by the Securities and Exchange Commission (”SEC”), for the fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted through a modified retrospective or full retrospective method. The Company will adopt the guidance on July 1, 2023 and does not expect the adoption of the standard to have any material impact on the Company’s condensed consolidated financial position and results of operations.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide additional information about the expected credit losses on financial instruments and other commitments to extend credit. The standard was effective for interim and annual reporting periods beginning after December 15, 2019. However, in October 2019, the FASB approved deferral of the adoption date for smaller reporting companies for fiscal periods beginning after December 15, 2022. The Company will adopt ASU 2016-13 for the fiscal year ended June 30, 2024. The Company is evaluating the impact of adoption of this standard and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s condensed consolidated financial position and results of operations.

For a complete set of the Company’s significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no significant changes to the Company’s significant accounting policies during the three months ended September 30, 2022.

3. Revenues from Contracts with Customers

Contract Balances. Contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. As of September 30, 2022 and June 30, 2022, contract liabilities of $0.1 million and $0.4 million, respectively were included in accrued liabilities in the consolidated balance sheet.

Revenues by Product Portfolio. Net revenue disaggregated by significant product portfolio for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended
	September 30,
	2022	2021

ADHD Portfolio	$11,585	$9,327
Pediatric Portfolio	6,558	3,798
Consumer Health Portfolio	9,003	8,014
Other	509	758
Consolidated revenue	$27,655	$21,897

Other consists of non-core products identified to be discontinued or divested including Cefaclor, Flexichamber, generic Tussionex, Tuzistra XR, and ZolpiMist. (see Note 7 – Goodwill and Other Intangible Assets).

Revenues by Geographic location. The following table reflects the Company’s product revenues by geographic location as determined by the billing address of customers:

	Three Months Ended
	September 30,
	2022	2021

	(In thousands)
U.S.	$27,476	$21,106
International	179	791
Total net revenue	$27,655	$21,897

4. Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period that the impairment is first recognized. The Company incurred charges of $0.1 million and $0.2 million to reduce the carrying value of inventory to net realizable value during the three months ended September 30, 2022 and 2021, respectively.

Inventory balances consist of the following:

	September 30,	June 30,
	2022	2022

	(In thousands)
Raw materials	$2,113	$1,814
Work in process	2,374	1,838
Finished goods	8,384	7,197
Inventory, net	$12,871	$10,849

5. Property and Equipment

Properties and equipment are recorded at cost and depreciated on a straight-line basis over the assets estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term.

Property and equipment consist of the following:

	September 30,	June 30,
	2022	2022

	(In thousands)
Manufacturing equipment	$2,449	$2,487
Leasehold improvements	999	999
Office equipment, furniture and other	1,128	1,128
Lab equipment	832	832
Property and equipment, gross	5,408	5,446
Less accumulated depreciation and amortization	(2,736)	(2,421)
Property and equipment, net	$2,672	$3,025

Depreciation and amortization expense was $0.3 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively.

6. Leases

The Company has entered into various operating lease agreements for certain of its offices, manufacturing facilities and equipment, and finance lease agreements for certain equipment. These leases have original lease periods expiring between 2022 and 2027. Most leases include one or more options to renew, and the exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases also include options to purchase the leased property. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expenses are as follows:

	Three Months Ended
	September 30,
	2022	2021	Statement of Operations Classification

	(In thousands)
Lease cost:
Operating lease cost	$222	$296	Operating expenses
Short-term lease cost	160	39	Operating expenses
Finance lease cost:
Amortization of leased assets	18	18	Cost of sales
Interest on lease liabilities	3	4	Other (expense), net
Total net lease cost	$403	$357

Supplemental balance sheet information related to leases is as follows:

	September 30,	June 30,	Balance Sheet Classification
	2022	2022

	(In thousands)
Assets:
Operating lease assets	$2,976	$3,271	Operating lease right-of-use asset
Finance lease assets	238	256	Property and equipment, net
Total leased assets	$3,214	$3,527
Liabilities:
Current:
Operating leases	$1,252	$1,227	Other current liabilities
Finance leases	92	96	Current portion of debt
Non-current
Operating leases	1,768	2,090	Other non-current liabilities
Finance leases	62	84	Debt, net of current portion
Total lease liabilities	$3,174	$3,497

Remaining lease term and discount rate used are as follows:

	September 30,	June 30,
	2022	2022
Weighted-Average Remaining Lease Term (years)
Operating lease assets	2.39	2.63
Finance lease assets	1.48	1.73
Weighted-Average Discount Rate
Operating lease assets	7.54%	7.48%
Finance lease assets	6.43%	6.43%

Supplemental cash flow information related to lease is as follows:

	Three Months Ended
	September 30,
	2022	2021

	(In thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$357	$282
Operating cash flows from finance leases	$3	$4
Financing cash flows from finance leases	$27	$25

As of September 30, 2022, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance

	(In thousands)
2023 (remaining 9 months)	$1,079	$75
2024	1,379	87
2025	749	—
2026	90	—
2027	46	—
Total lease payments	3,343	162
Less: Imputed interest	(323)	(8)
Lease liabilities	$3,020	$154

7. Goodwill and Other Intangible Assets

There were no impairments of intangible assets during the three months ended September 30, 2022.

During the three months ended September 30, 2021, the Company’s market capitalization significantly declined. As a result of the decline in market capitalization and qualitative and quantitative analysis the Company recognized an impairment of goodwill of $19.5 million.

The following table provides the summary of the Company’s intangible assets as of September 30, 2022 and June 30, 2022, respectively.

	September 30, 2022
					Weighted-
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology rights	45,400	(8,471)	(3,224)	33,705	12.04
Acquired technology right	30,200	(2,722)	—	27,478	15.50
Acquired product distribution rights	11,354	(3,857)	(2,172)	5,325	7.35
	86,954	(15,050)	(5,396)	66,508	13.10
Indefinite-lived intangibles:
Acquired in-process R&D	2,600	—	—	2,600	Indefinite-lived
	2,600	—	—	2,600
Total	$89,554	$(15,050)	$(5,396)	$69,108	13.10

	June 30, 2022
					Weighted-
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology rights	$45,400	$(7,667)	$(3,224)	$34,509	12.33
Acquired technology right	30,200	(2,278)	—	27,922	15.75
Acquired product distribution rights	11,354	(3,581)	(2,172)	5,601	7.60
Other intangible assets	4,666	(3,004)	(1,662)	—	—
	91,620	(16,530)	(7,058)	68,032	13.35
Indefinite-lived intangibles:
Acquired in-process R&D	2,600	—	—	2,600	Indefinite-lived
	2,600	—	—	2,600
Total	$94,220	$(16,530)	$(7,058)	$70,632	13.35

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

September 30,
(In thousands)
2023 (remaining 9 months)	$4,563
2024	6,074
2025	5,934
2026	5,683
2027	5,652
2028	5,552
Thereafter	33,050
Total future amortization expense	$66,508

Product Technology Rights

The acquired product technology rights are related to the rights to production, supply and distribution agreements of various products pursuant to the acquisitions of the Pediatric Portfolio in November 2019 and the Neos Acquisition in March 2021.

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

In-Process R&D

IPR&D – NT0502. As part of the Neos Acquisition, the Company acquired in-process research and development associated with NT0502, a new chemical entity that is for the treatment of sialorrhea, which is excessive salivation or drooling. As this is an indefinite-lived intangible asset, this acquired asset remains an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If a product using this technology is eventually approved for commercial sale, at that time, the in-process research and development will begin amortizing on a straight-line over the life of the product.

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.5 million for the three months ended September 2022 and $2.1 million during the three months ended September 30, 2021, respectively.

8. Accrued liabilities

Accrued liabilities consist of the following:

	September 30,	June 30,
	2022	2022

	(In thousands)
Accrued savings offers	$11,801	$12,711
Accrued program liabilities	8,080	9,468
Product return reserve	5,826	5,770
Accrued employee compensation	5,679	4,765
Accrued customer and product related fees	6,832	7,817
Other accrued liabilities	3,213	3,656
Total accrued liabilities	$41,431	$44,187

Savings offers represent programs for the Company’s patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted.

Customer and product related fees include accrued expenses and deductions for rebates, wholesaler chargebacks and fees, and other product-related fees and deductions.

Other accrued liabilities consist of accrued license fees, legal settlements, professional fees, credit card liabilities, taxes payable, and samples expense.

9. Other Liabilities

	September 30,	June 30,
	2022	2022

	(In thousands)

Fixed payment arrangements	$12,472	$13,051
Contingent value rights	706	578
Contingent consideration	423	396
Operating lease liabilities	3,020	3,317
Other	803	827
Total other liabilities	17,424	18,169
Less: current portion	(8,094)	(5,359)
Total other liabilities, noncurrent	$9,330	$12,810

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

On June 21, 2021, the Company entered into a Waiver, Release and Consent pursuant to which the Company paid $2.8 million to the investor in early satisfaction of the fixed obligation. The Company agreed to pay the remaining fixed obligation of $3.0 million in six equal quarterly payments of $0.5 million each over six quarters beginning September 30, 2021. The Company accounted the Waiver, Release and Consent as a debt and remeasured the related liabilities using a discounted cash flow model. As of September 30, 2022, the fixed payment arrangement was $1.0 million on our condensed consolidated balance sheet.

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

On May 12, 2022, the Company entered into an agreement with Tris to terminate the License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $6.0 million to $9.0 million, which reduced our total liability for minimum payments by approximately $8.0 million from the original License Agreement. The settlement payment will be paid in three installments from December 2022 through July 2024. As of September 30, 2022, the balance was $6.9 million on the condensed consolidated balance sheet.

Contingent Value Rights.

Contingent value rights (“CVRs”) represent contingent consideration related to the Company’s 2020 acquisition of Innovus of up to $16.0 million payable upon attainment of future performance milestones. Consideration can be satisfied in up to 470,000 shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. As of September 30, 2022, up to $5.0 million of future milestone payments potentially remain. As of September 30, 2022 and June 30, 2022, the CVRs were revalued at $0.7 million and $0.6 million, respectively. During the three months ended September 30, 2022 and 2021, the Company recognized a loss of $0.1 million and a gain of $0.1 million, respectively, in the condensed consolidated statements of operations related to the changes in fair values of CVRs.

Contingent Consideration.

Contingent consideration represents the fair value of potential future payments in connection with acquisitions that are contingent upon the occurrence of a particular event or events. The Company records an obligation for such contingent payments at fair value on the acquisition date. Subsequent changes in the fair value of contingent consideration obligations are recognized in the condensed consolidated statements of income.

As of September 30, 2022, the Company’s contingent consideration liabilities consist primarily of obligations related to the Company’s 2020 acquisition of Innovus. In connection with the acquisition, the Company assumed a license agreement for patents and technology under which Innovus will pay a total milestone payment of $50,000 every other year beginning on July 1, 2021 for a total payment of $0.2 million. The fair value was based on a discounted value of the future contingent payment using a 26% discount rate based on the estimated risk that the milestones would be achieved.

In addition, Innovus recognized approximately $0.2 million in product related contingent consideration. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimated risk that the milestones are achieved. As of September 30, 2022 and June 30, 2022, the contingent consideration balance was $0.4 million and $0.4 million, respectively.

Prior to September 30, 2022, the Company’s contingent consideration liabilities included obligations under licensing arrangements for Tuzistra XR. The royalty and make-whole milestone payments related to licensing agreements with Tris for Tuzistra XR were being accounted for as contingent consideration and revalued at each reporting period. As a result of the discontinuation of commercializing Tuzistra and the settlement agreement with Tris, the Company concluded that the product milestone payments underlying the contingent consideration liability ceased to exist. The Company reversed the remaining contingent consideration liabilities of $8.5 million and recorded a liability of $7.6 million related to the settlement payments payable to Tris for termination of the Tuzistra licensing agreement. The settlement payments are included in fixed payment arrangements at their present value using the Company’s estimated borrowing rate.

Prior to March 31, 2022, the royalty payments related to licensing agreements with Magna Pharmaceuticals, Inc. (“Magna”) for ZolpiMist were being accounted for as contingent consideration and revalued at each reporting period. As a result of the discontinuation of commercializing ZolpiMist, the Company concluded that the royalty-based product milestone payments underlying the contingent consideration liability ceased to exist. As of March 31, 2022, the Company reversed the remaining contingent consideration liabilities of $0.6 million and recorded the $50,000 payment due for termination of the Manga licensing agreements in other current liabilities.

During the three months ended September 30, 2022 and 2021, the Company recognized a net a loss of $0 million and $0.2 million, respectively, from the changes in fair values of contingent considerations. The total accretion expense related to these contingent considerations was approximately $0.1 million for both the three months ended September 30, 2022 and 2021.

Other.

Other consist of taxes payable and deferred cost related to our technology transfer.

10. Line of Credit

Upon closing of the Neos Acquisition in March 2021, the Company assumed obligations under the secured credit agreement that Neos had entered into with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”) as agent for the lenders (the “Eclipse Loan Agreement”). Under the Eclipse Loan Agreement, Eclipse extended up to $25.0 million in secured revolving loans to Neos (the “Revolving Loans”), of which up to $2.5 million was available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans thereunder accrued at variable interest through maturity at the one-month Secure Overnight Financing Rate (“SOFR”), plus 4.50%. The Eclipse Loan Agreement included an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears. The original maturity date under the Eclipse Loan Agreement was May 11, 2022.

In connection with the Avenue Capital Agreement, described in Note 11— Long-term debt below, the Company entered into a Consent, Waiver and Second Amendment to Eclipse Loan Agreement, dated as of January 26, 2022 (together, the “Eclipse Second Amendment”). Pursuant to the Eclipse Second Amendment, Eclipse (i) consented to Aytu and certain of its subsidiaries joining as obligors to the Revolving Loans provided by the Eclipse Loan Agreement, (ii) consented to the Company entering into the Avenue Capital Agreement, (iii) extended the maturity date of the Eclipse Loan Agreement to January 26, 2025, (iv) removed the requirement for the Company to comply with the ongoing fixed charge coverage ratio financial covenant applicable to the borrowers under the Eclipse Loan Agreement, (v) consented to the first priority lien granted by Aytu in favor of the Avenue Capital Agent, (vi) reduced the maximum availability under the Revolving Loans from $25.0 million to $12.5 million minus a $3.5 million availability block, (vii) increased the availability block from $1.0 million to $3.5 million, (viii) consented to the full repayment under the Deerfield Facility, defined below, and (ix) made certain other modifications to conform to the Avenue Capital

Agreement and to reflect the consummation of the transactions thereof, in each case subject to the terms and conditions of the Eclipse Second Amendment.

In the event that, for any reason, all or any portion of the Eclipse Loan Agreement is terminated prior to the scheduled maturity date, in addition to the payment of all outstanding principal and unpaid accrued interest, the Company is required to pay a fee equal to (i) 2.0% of the Revolving Loans commitment if such event occurs on or before January 26, 2023, (ii) 1.0% of the Revolving Loans commitment if such event occurs after January 26, 2023 but on or before January 26, 2024, and (iii) 0.5% of the Revolving Loans commitment if such event occurs after January 26, 2024 but on or before January 26, 2025. The Company may permanently terminate the Eclipse Loan Agreement at any time with at least five business days prior notice to Eclipse.

The Eclipse Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2022, the Company was in compliance with the covenants under the Eclipse Loan Agreement as amended.

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

Total interest expense on the Revolving Loans, including amortization of deferred financing costs, was $0.1 million for both the three months ended September 30, 2022 and 2021. As of September 30, 2022 and June 30, 2022, the outstanding Revolving Loans under the Eclipse Loan Agreement, as amended, were $8.1 million and $3.8 million, respectively.

11. Long-term Debt

Avenue Capital Loan: On January 26, 2022 (“Closing Date”), the Company entered into a Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund II, L.P.(“Avenue”) and Avenue Venture Opportunities Fund II, L.P. (Avenue 2”) as lenders (the “Avenue Capital Lenders”), and Avenue Capital Management II, L.P. as administrative agent (the “Avenue Capital Agent”), collectively (“Avenue Capital”), pursuant to which the Avenue Capital Lenders provided the Company and certain of its subsidiaries with a secured $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used towards the repayment of the Deerfield Facility.

Pursuant to the Avenue Capital Agreement, the Company will make interest only payments for the first 18 months following the Closing Date (“Interest-only Period”). The Interest-only Period could be extended automatically without any action by any party for six months provided, as of the last day of the Interest-only Period then in effect, the Company received, prior to June 15, 2023, a specified amount of net proceeds from the sale and issuance of its equity securities (“Interest-only Milestone 1”). The Interest-only Period could further be extended automatically without any action by any party for an additional twelve months provided, the Company has achieved, prior to December 31, 2023, (i) Interest-only Milestone 1 and (ii) a specified amount of trailing 12 months revenue (“Interest-only Milestone 2”) as of the date of determination. See Note 20 Subsequent Events for further detail on extension of interest only period.

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

The Avenue Capital Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of the Avenue Capital Lenders. A failure to comply with these covenants could permit the Avenue Capital Lenders to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2022, the Company was in compliance with the covenants under the Avenue Capital Agreement.

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

In addition to the debt discounts discussed above, the Company also incurred $0.4 million loan origination, legal and other fees. The debt discount and issuance costs are being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 15.37%. Total interest expense includes debt discount amortization, was $0.6 million and $0 million for the three months ended September 30, 2022 and 2021, respectively.

Long-term debt consists of the following:

September 30,
2022
(In thousands)
Long-term debt, due on January 26, 2025	$15,000
Long-term, final payment fee	638
Unamortized discount and issuance costs	(1,306)
Financing leases, maturing through May 2024	154
Total debt	14,485
Less: current portion	(925)
Non-current portion of debt	$13,560

Future principal payments of long-term debt, including financing leases, are as follows:

September 30,
(In thousands)
2023	$92
2024	8,395
2025	7,304
Future principal payments	15,791
Less unamortized discount and issuance costs	(1,306)
Less current portion	(925)
Non-current portion of debt	$13,560

12. Fair Value Considerations

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to fair value as follows:

●	Level 1: Inputs that reflect unadjusted quoted prices in active markets that are accessible to Aytu for identical assets or liabilities;
●	Level 2: Inputs that include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and
●	Level 3: Unobservable inputs that are supported by little or no market activity.

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and June 30, 2022, by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2022
	Fair Value at September 30,
	2022	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Assets:
Cash and cash equivalents	$23,811	$23,811	$—	$—
Total	$23,811	$23,811	$—	$—
Liabilities:
Contingent consideration	$423	$—	$—	$423
CVR liability	706	—	—	706
Total	$1,129	$—	$—	$1,129

		Fair Value Measurements at June 30, 2022
	Fair Value at June 30,
	2022	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Assets:
Cash and cash equivalents	$19,360	$19,360	$—	$—
Total	$19,360	$19,360	$—	$—
Liabilities:
Contingent consideration	$396	$—	$—	$396
CVR liability	578	—	—	578
Total	$974	$—	$—	$974

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the three months ended September 30, 2022:

	CVR	Contingent	Fixed Payment
	Liability	Consideration	Arrangement

	(In thousands)
Balance as of June 30, 2022	$578	$396	$13,051
Included in earnings	128	27	446
Purchases, issues, sales and settlements:
Settlements	—	—	(1,025)
Balance as of September 30, 2022	$706	$423	$12,472

Significant Assumptions

Significant assumptions used in valuing CVRs were as follows:

September 30,
2022
Leveraged Beta	0.84
Market risk premium	6.22%
Risk-free interest rate	4.09%
Discount	21.50%
Company specific discount	10.00%

Significant assumptions used in valuing the warrants were as follows:

August 9,
2022
Expected volatility	62.71%
Equivalent term (years)	5.00
Risk-free rate	2.97%
Dividend yield	0.00%

The fixed payment arrangements are recognized at their amortized cost basis using market appropriate discount rates and are accreted up to their ultimate face value over time. Significant assumptions used in valuing the Fixed Payment Arrangements were as follows:

13. Commitments and Contingencies

Pediatric Portfolio Fixed Payments and Product Milestone

The Company has two fixed, periodic payment obligations to an investor (the “Fixed Obligation”). Under the first fixed obligation, the Company was to pay monthly payment of $0.1 million beginning November 1, 2019 through January 2021, with a balloon payment of $15.0 million that was to be due in January 2021 (“Balloon Payment Obligation”). A second fixed obligation requires the Company pay a minimum of $0.1 monthly through February 2026, except for $0.2 paid in January 2020.

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

Pursuant to the UIRD Agreement, Innovus will pay to UIRD a total milestone payment of $50,000 every other year beginning on July 1, 2021 for a total payment of $0.2 million. The discounted value as of September 30, 2022, is approximately $0.1 million.

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

14. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of September 30, 2022 and June 30, 2022, the Company had 62,429,445 and 38,578,825 common shares outstanding, respectively, and zero preferred shares outstanding, respectively.

Included in the common stock outstanding are 1,463,482 shares of unvested restricted stock issued to executives, directors and employees.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of September 30, 2022, approximately $43.0 million remains available under the 2020 Shelf.

On June 4, 2021, the Company entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the quarter ended September 30, 2022, the Company issued an additional 628,138 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $0.4 million. As of September 30, 2022, approximately $11.8 million of the Company’s common stock remained available to be sold pursuant to the ATM Sales Agreement.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of September 30, 2022, approximately $82.4 million remained available under the 2021 Shelf.

On August 11, 2022, the Company closed on an underwritten public offering (the “August 2022 Offering”), pursuant to which we sold an aggregate of (i) 21,505,814 shares of its common stock, (ii) and, in lieu of common stock to certain investors that so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 1,750,000 shares of its common stock, and (iii) accompanying warrants (the "Common Warrants") to purchase 23,255,814 shares of its common stock. The shares of common stock and the Pre-Funded Warrants were each sold in combination with corresponding Common Warrants, with one Common Warrant to purchase one share of common stock for each share of common stock or each Pre-Funded Warrant sold. The combined public offering price for each share of common stock and accompanying Common Warrant was $0.43, and the combined offering price for each Pre-Funded Warrant and accompanying Common Warrant was $0.429, which equated to the public offering price per share of the common stock and accompanying Common Warrant, less the $0.001 per share exercise price of each Pre-Funded Warrant. The Pre-Funded Warrants were exercised in full in August 2022. The Common Warrants have an exercise price of $0.43 per share of common stock and are exercisable for a period of five years from issuance. The Company raised $10.0 million in gross proceeds through the August 2022 Offering before underwriting fees and other expenses of $0.9 million. The Pre-Funded and Common Warrants have a combined fair value of approximately $3.3 million and are classified as additional paid in capital in stockholders’ equity in the Company’s financial statements. (See Note 16 – Warrants).

15. Equity Incentive Plans

Aytu 2015 Plan. On June 1, 2015, the Company’s stockholders approved the Aytu BioPharma 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 3.0 million shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the Aytu 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 5.0 million total shares of common stock in the Aytu 2015 Plan. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards have a vesting period ranging from 4 to 10 years, whereas the restricted stock units have a vesting period 4 years. As of September 30, 2022, the Company had 2,416,643 shares that are available for grant under the Aytu 2015 Plan.

Neos 2015 Plan. Pursuant to the Neos Merger, the Company assumed 69,721 stock options and 35,728 restricted stock units (RSUs) previously granted under Neos plan. Accordingly, on April 19, 2021, the Company registered 105,449 shares of its common stock under the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the "Neos 2015 Plan") with the SEC. The terms and conditions of the assumed equity securities will stay the same as they were under the previous Neos plan. In addition to the 105,449 registered shares to cover the assumed awards, the remaining 1,255,310 shares available under the legacy Neos plan was added back to the new Neos 2015 Plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years. As of September 30, 2022, the Company had 47,185 shares that are available for grant under the Neos 2015 Plan.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2022	80,377	$16.61	7.77
Forfeited/Cancelled	(1,600)	6.34
Expired	(541)	7.89
Outstanding at September 30, 2022	78,236	$16.88	7.42

Exercisable at September 30, 2022	54,856	$20.61	7.38

As of September 30, 2022, there was $0.1 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock

Restricted stock activity under the Aytu 2015 Plan is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	1,607,572	$7.47
Granted	6,500	0.67
Vested	(210,916)	5.78
Forfeited/Cancelled	(39,832)	7.47
Unvested at September 30, 2022	1,363,324	$7.70

As of September 30, 2022, there was $8.4 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.6 years.

The Company previously issued 158 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. On January 17, 2022, the Company granted 100,000 shares of restricted stock to a member of its management team outside of the Aytu 2015 Plan. As of September 30, 2022, there was $0.8 million total unrecognized costs related to non-vested restricted stock outside of the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.8 years.

Restricted Stock Units

RSUs activity is as follows:

Weighted
Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	170,000	$1.29
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2022	170,000	$1.29

As of September 30, 2022, there was $0.2 million total unrecognized compensation costs related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.37 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock and RSUs was included in the statements of operations as set forth in the below table:

	Three Months Ended
	September 30,
	2022	2021

	(in thousands)

Cost of sales	$5	$9
Research and development	9	319
Selling and marketing	3	9
General and Administrative	1,160	1,182
Total stock-based compensation expense	$1,177	$1,519

16. Warrants

Equity Classified Warrants

On August 11, 2022, the Company closed on the August 2022 Offering, pursuant to which, the Company issued Pre-Funded Warrants to purchase 1,750,000 shares of its common stock and Common Warrants to purchase 23,255,814 shares of its common stock. The shares of common stock and the Pre-Funded Warrants were each sold in combination with corresponding Common Warrants, which one Common Warrant to purchase one share of common stock for each share of common stock or each Pre-Funded Warrant sold. The Pre-Funded Warrants have an exercise price of $0.001 per share of common stock and were exercised in full in August 2022. The Common Warrants have an exercise price of $0.43 per share of common stock and are exercisable for a period of five years from issuance. The Common Warrants provide that if there occurs any a stock split, stock dividend stock recapitalization, or similar event (a “Stock Combination Event”), then the warrant exercise price will be adjusted to the greater of the quotient determined by dividing (x) the sum of the VWAP of the Common Stock for each of the five lowest trading days during the 20 consecutive trading day period ending immediately preceding the 16th trading day after such Stock Combination Event, divided by (y) five; or $0.116 and the number of shares of common stock to be issued would be adjusted proportionately as set forth in the agreement limited to a maximum of 46,511,628 shares. The Common Warrants also provide that in the event the Company were to engage in an equity offering at a common stock price lower than the warrant exercise price prior to the second anniversary of a Stock Combination Event, the exercise price would be adjusted to the greater of the effective price of such equity offering or $0.116. (see Note 12 – Fair Value Considerations and Note 14 – Capital Structure).

On January 26, 2022, as consideration for entering into the Avenue Capital Agreement, the Company issued Avenue Capital Warrants to the Avenue Capital Lenders to purchase 867,769 shares of common stock at an exercise price of $1.21 per share, subject to adjustment. The Avenue Capital Warrants were immediately exercisable and expire on January 31, 2027.

A summary of equity-based warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2022	8,664,471	$4.63	4.73
Warrants issued	25,005,814	0.43	5.00
Warrants exercised	(1,750,000)	0.43	5.00
Warrants expired	—	—	—
Outstanding September 30, 2022	31,920,285	$1.55	4.76

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

		September 30,
		2022	2021
Warrants to purchase common stock - liability classified	(Note 16)	—	24,105
Warrant to purchase common stock - equity classified	(Note 16)	31,920,285	1,160,445
Employee stock options	(Note 15)	78,236	95,866
Employee unvested restricted stock	(Note 15)	1,363,324	2,105,678
Employee unvested restricted stock units	(Note 15)	170,000	77,162
Total		33,531,845	3,463,256

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

In March 2017, Neos entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted Neos a non-exclusive license to certain patents owned by Shire for certain activities with respect to Neos’ NDA No. 204325 for an extended-release amphetamine oral suspension. In accordance with the terms of the 2017 License Agreement, following the receipt of the approval from the FDA for Adzenys ER, Neos paid an up-front, non-refundable license fee of an amount less than $1.0 million in October 2017. Neos was paying a single digit royalty on net sales of Adzenys ER during the life of the patents. Adzenys ER was discontinued as of September 30, 2021.

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

The Company manages and aggregates its operational and financial information in accordance with two reportable segments: Rx and Consumer Health. The Rx segment consists of the Company’s prescription products. The Consumer Health segment contains the Company’s consumer healthcare products.

Select financial information for these segments is as follows:

	Three Months Ended
	September 30,
	2022	2021

	(In thousands)
Consolidated revenue:
Rx Segment	$18,652	$13,883
Consumer Health Segment	9,003	8,014
Consolidated revenue	$27,655	$21,897

Consolidated net loss:
Rx Segment	$(2,054)	$(26,457)
Consumer Health Segment	(827)	(1,394)
Consolidated net loss	$(2,881)	$(27,851)

	September 30,	June 30,
	2022	2022

	(In thousands)
Total assets:
Rx Segment	$134,067	$121,377
Consumer Health Segment	15,933	16,246
Consolidated assets	$150,000	$137,623

20. Subsequent Events

On October 25, 2022, the Company entered into an agreement with Avenue Venture Opportunities Fund, L.P (“Avenue”) to extend the interest-only period of its existing senior secure loan facility held with Avenue. The amendment to the original loan agreement, which was executed in January 2022, extends the interest-only period to January of 2024. In exchange for this extension of the interest-only period, the Company and Avenue agreed to reset the exercise price of the warrants issued in conjunction with the original loan agreement to $0.43, corresponding to the warrant exercise price associated with the Company’s latest equity financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioPharma, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022, filed on September 27, 2022. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the Securities and Exchange Commission on September 27, 2022.

Objective

The purpose of the Management Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three months ended September 30, 2022, and our financial condition as of September 30, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and notes.

Overview

We are a commercial-stage pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. We operate through two business segments (i) the Rx segment, consisting of prescription pharmaceutical products sold through third party wholesalers and (ii) the Consumer Health segment, which consists of various consumer health products sold directly to consumers. We generate revenue by selling our products through third party intermediaries in our marketing channels as well as directly to our customers. We currently manufacture our products for the treatment of attention deficit hyperactivity disorder (“ADHD”) at our manufacturing facilities and use third party manufacturers for our other prescription and consumer health products. We also have product candidates in development, including, AR101 (enzastaurin) for the treatment of vascular Ehlers-Danlos Syndrome (“VEDS”) and Healight (endotracheal light catheter) for the treatment the treatment of severe, difficult-to-treat respiratory infections.

We have incurred significant losses in each year since inception. Our net losses were $2.9 million and $27.9 million for the three months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, and June 30, 2022, we had an accumulated deficits of $291.4 million and $288.5 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including the integration of our acquisitions.

Significant Developments

Company Strategy

In the first quarter of fiscal 2023, we announced that we will focus our efforts on accelerating the growth of our commercial business and achieving operating cash flows. To achieve these goals, we have indefinitely suspended active development of our clinical development programs, including AR101(enzastaurin) and Healight. The suspension of these programs is expected to save over $20 million in projected future study costs over the next three fiscal years.

Our commercial business includes the Rx segment and the Consumer Health segment.

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

We have continued to experience significant inflationary pressure and supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor during fiscal 2022 and early 2023. While we do not have sales or operations in Russia or Ukraine, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government-imposed lockdowns, on demand conditions and our supply chain. We expect that inflationary pressures and supply chain disruptions could continue to be significant across the business throughout our fiscal 2023 year.

Debt and Equity financing

On October 25, 2022, the Company entered into an agreement with Avenue Venture Opportunities Fund, L.P (“Avenue”) to extend the interest-only period of its existing senior secure loan facility held with Avenue. The amendment to the original loan agreement, which was executed in January 2022, extends the interest-only period to January of 2024. In exchange for this extension of the interest-only period, the Company and Avenue agreed to reset the exercise price of the warrants issued in conjunction with the original loan agreement to $0.43, corresponding to the warrant exercise price associated with the Company’s latest equity financing. The Company expects to conserve cash of approximately $3.0 million related to principal payment in calendar year 2023. (See Note —11 Long-Term Debt, Note 16— Warrants, and Note — 20 Subsequent Events for further details).

On August 11, 2022, we closed on an underwritten public offering (“August 2022 Offering”), of (i) 21,505,814 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase 1,750,000 shares of our common stock, and (ii) accompanying warrants (the “Common Warrants”) to purchase 23,255,814 shares of our common stock. We received gross proceeds of $10.0 million and net proceeds of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

RESULTS OF OPERATIONS

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended
	September 30,
	2022	2021	Change

	(In thousands)
Product revenue, net	$27,655	$21,897	$5,758
Cost of sales	9,623	9,441	182
Gross profit	18,032	12,456	5,576

Operating expenses
Research and development	1,064	1,652	(588)
Advertising and direct marketing	4,452	4,545	(93)
Other selling and marketing	5,650	4,752	898
General and administrative	7,322	8,216	(894)
Impairment expense	—	19,453	(19,453)
Amortization of intangible assets	1,197	1,537	(340)
Total operating expenses	19,685	40,155	(20,470)
Loss from operations	(1,653)	(27,699)	26,046
Other income (expense)
Other (expense), net	(1,100)	(40)	(1,060)
Loss from contingent consideration	(128)	(219)	91
Total other expense	(1,228)	(259)	(969)
Loss before income tax	(2,881)	(27,958)	25,077
Income tax benefit	—	(107)	107
Net loss	$(2,881)	$(27,851)	$24,970

Product revenue, net

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)

ADHD Portfolio	$11,585	$9,327	$2,258
Pediatric Portfolio	6,558	3,798	2,760
Consumer Health Portfolio	9,003	8,014	989
Other	509	758	(249)
Consolidated revenue	$27,655	$21,897	$5,758

During the three months ended September 30, 2022, product revenue, net increased by $5.8 million, or 26%, compared to the three months ended September 30, 2021. The increase was primarily driven by increases in script growth of our ADHD and Pediatric portfolios. The increase in revenue from our Consumer Health portfolio was attributable to the continued growth of the higher contribution margin in the e-commerce portion of the business partially offset by the reduced focus on our direct-to-consumer portion of the business. These increases were partially offset by decreases in other revenues related to discontinued products.

Gross margin by product portfolio

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)

ADHD Portfolio	$7,944	$5,082	$2,862
Pediatric Portfolio	5,265	2,949	2,316
Consumer Health Portfolio	4,682	4,649	33
Other	141	(224)	365
Consolidated revenue	$18,032	$12,456	$5,576

Gross margins.

During the three months ended September 30, 2022, gross margins increased by $5.6 million, or 45%, compared to the same period ended September 30, 2021. The increase was primarily driven by net revenue increases as described above. Gross margin percentage increased to 65% for the three months ended September 30, 2022, compared to 57% for the same period in 2021. The improvement was primarily due to improvements in gross margins in the ADHD and Pediatric portfolios, a result of cost reductions efforts and efficiencies from greater volumes.

Research and development

During the three months ended September 30, 2022, research and development expense decreased by $0.6 million, or 36%, compared to the same period ended 2021. Our research and development costs are primarily associated with AR101 and preparing for the PREVEnt registrational clinical trial and to a lesser extent, the development of Healight and support for our commercialized products. Spending on the ADHD product portfolio primarily consists of medical monitoring costs, and costs associated with post-marketing requirements. We expect our research and development expenses to decrease from current levels as we defer development of AR-101 and Healight as we focus on generating positive operating cash flows.

Advertising and direct marketing

In the three months ended September 30, 2022, advertising and direct marketing expenses was consistent with the three months ended September 30, 2021. Advertising and direct marketing expenses include direct-to-consumer marketing, advertising, sales and customer support and processing fees related to our Consumer Health segment. Advertising and direct marketing can fluctuate materially between periods based on the timing of marketing campaigns.

Other selling and marketing

In the three months ended September 30, 2022, other selling and marketing expense increased by $0.9 million, or 19% compared to the same period ended 2021. The increases were primarily driven by inflation factors and employee costs.

General and administrative

In the three months ended September 30, 2022, general and administrative expense decreased by $0.9 million, or 11% compared to the same period ended. The decrease is primarily a result of ongoing cost cutting initiatives associated with our acquisition of Neos.

Impairment expense

No impairments were identified in the three months ended September 30, 2022.

During the three months ended September 30, 2021, as a result of the decline in our market capitalization, a qualitative and quantitative analysis was performed on the goodwill and other intangible assets associated with our Rx Segment. This analysis resulted in an impairment loss of $19.5 million.

Amortization of intangible assets

In the three months ended September 30, 2022, amortization expense of intangible assets, excluding amounts included in cost of sales and research and development, decreased by $0.3 million, or 22% compared to the same period ended 2021. The decrease was primarily related to the smaller intangible asset base due to the impairments of certain intangible assets during the fiscal 2022 year.

Other (expense), net

In the three months ended September 30, 2022, other expense, net increased by $1.1 million compared to the same period ended 2021. The increase is primarily due to licensing agreements and an increase in the interest rate on our debt including amortization of our fixed term payment arrangements.

Liquidity and Capital Resources

Sources of Liquidity

We have obligations related to our loan agreements, contingent consideration related to our acquisitions, milestone payments for licensed products and manufacturing purchase commitments.

We finance our operations through a combination of sales of our common stock and warrants, borrowings under our line of credit facility and cash generated from operations.

Shelf Registrations

On September 28, 2021, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of September 30, 2022, approximately $82.4 million remains available under the 2021 Shelf.

On June 8, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of September 30, 2022, approximately $43.0 million remains available under the 2020 Shelf.

On June 4, 2021, the Company entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the quarter ended September 30, 2022, the Company issued an additional 628,138 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $0.4 million. As of September 30, 2022, approximately $11.8 million of the Company’s common stock remained available to be sold pursuant to the ATM Sales Agreement.

Underwriting Agreements

On August 11, 2022, we closed on an underwritten public offering (“August 2022 Offering”), of (i) 21,505,814 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase 1,750,000 shares of our common stock, and (ii) accompanying warrants (the “Common Warrants”) to purchase 23,255,814 shares of our common stock. We received gross proceeds of $10.0 million and net proceeds of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Eclipse Loan Agreement

The Eclipse Loan Agreement, as amended, provides us with up to $12.5 million in Revolving Loans, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bore interest at LIBOR, plus 4.50% through April 2022. Beginning in May 2022 through maturity, the Revolving Loans bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum Revolving Loans amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Eclipse Loan Agreement, as amended, is January 26, 2025.

Cash Flows

The following table shows cash flows for the three months ended September 30, 2022, and 2021:

	Three Months Ended September 30,		Increase
	2022	2021	(Decrease)

	(In thousands)
Net cash used in operating activities	$(9,148)	$(3,791)	$(5,357)
Net cash provide by (used in) investing activities	$42	$(86)	$128
Net cash provided by (used in) financing activities	$13,557	$(5,464)	$19,021

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including inventory write-down, changes in fair values of various liabilities, stock-based compensation expense, depreciation, amortization and accretion and other charges.

During the three months ended September 30, 2022, net cash used in operating activities totaled $9.1 million. The use of cash was primarily the result of the increase in accounts receivables, inventory and prepaid expenses, and the decrease in accrued liabilities. These were partially offset by positive cash earnings (net loss offset by non-cash depreciation, amortization and accretion in addition to stock compensation expense.

During the three months ended September 30, 2021, net cash used in operating activities cash outflows totaled $3.8 million. The use of cash was approximately $24.1 million less than the net loss due primarily to non-cash charges of goodwill impairment, depreciation, amortization and accretion, stock-based compensation, inventory write-down and loss from change in fair values of contingent consideration. These charges were partially offset by amortization of debt premium and gains from change in fair values of contingent value rights and amortization of debt premium. In addition, our use of cash decreased due to changes in working capital including decreases in accounts receivable and prepaid expense and other current assets, increase in accrued liabilities, offset by a decrease in accounts payable.

Net Cash Used in Investing Activities

Net cash flows from investing activities were nominal in the three months ended September 30, 2022 and 2021, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $13.6 million during the three months ended September 30, 2022, was primarily from $9.1 million proceeds from our August equity raise and the $4.3 million of additional net borrowing made under our short-term line of credit.

Net cash used in financing activities of $5.5 million during the three months ended September 30, 2021, was primarily from $3.4 million net reduction on our short-term line of credit and $2.3 million in payments under our fixed payment arrangements. These decreases were partially offset by a $0.3 million net proceeds from issuance of our common stock under the ATM.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 – Commitments and Contingencies in the accompanying condensed consolidated financial statements for further information.

On May 12, 2022, the Company entered into an agreement with Tris to terminate the License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of $6 million to $9 million, which reduced our total liability for minimum payments by approximately $8 million from the original License Agreement. The settlement payment will be paid in three installments from December 2022 through July 2024.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments driven off sale. As of September 30, 2022, up to $6.3 million of fixed and product milestone payments driven off sales remain.

In connection with the February 2020 acquisition of Innovus Pharmaceuticals, Inc. (the “Innovus Acquisition”), all of Innovus’s shares were converted to our common stock and CVRs, which represents contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones. As of September 30, 2022, up to $5.0 million of potential CVR milestone payments remain.

In connection with our Innovus Acquisition, we assumed a contingent obligation which required us to make milestone payments of $0.5 million for each $5.0 million in net revenue of FlutiCare which has been manufactured by a specific manufacturer until net revenue aggregates to $25 million to Novalere.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP affect the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the first quarter of 2023.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Aponowicz and Paguia Class-Action Securities Litigations. A putative class action was filed on February 9, 2022 in the Delaware Chancery Court by Rafal Aponowicz derivatively and on behalf of all Aytu stockholders, challenging the grant in 2021 of certain stock option awards to directors and officers. The stockholder contends those awards were in amounts exceeding the shares available under the Company’s 2015 equity incentive plan and that the directors therefore breached their fiduciary duties and breached a purported contract between them and stockholders. The Complaint seeks rescission of the awards, unspecified damages to stockholders as a result of the awards, and attorneys’ fees. A second such action was filed by Paul John M. Paguia on March 7, 2022; Mr. Paguia asserts the same claims and seeks the same relief. On October 14, 2022, the parties agreed to settle these matters, subject to approval by the Court of Chancery of the State of Delaware. On October 14, 2022, the parties agreed to settle these matters, subject to approval by the Court of Chancery of the State of Delaware.

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our fiscal year 2022 Annual Report on Form 10-K filed on September 27, 2022.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

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

101

XBRL (extensible Business Reporting Language). The following materials from Aytu BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AYTU BIOPHARMA, INC.

Date: November 14, 2022	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer