Form 10-Q/A
period 2022-09-30
AYTU BIOPHARMA, INC
filed 2023-02-21
CIK 1385818

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

As of November 9, 2022, there were 3,121,471 shares of the registrant’s common stock outstanding.

AYTU BIOPHARMA, INC. FOR THE QUARTER ENDED SEPTEMBER 30, 2022

INDEX

PART I—FINANCIAL INFORMATION

EXPLANATORY NOTE

Aytu BioPharam, Inc. ("Aytu”, “Company”, “we”, “us”, “our”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (the “Original Filing”), originally filed on November 14, 2022. With the exception of adjusting the shares to represent the reverse stock split on January 6, 2023 (as described below), this Amendment is presented as of the filing date of the Original Filing and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatements as described below. Accordingly, this Amendment should be read in conjunction with our filings with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the date on which we filed the Original Filing.

This Amendment to the Original Filing amends our classification of certain warrants that were previously recorded as equity. These warrants according to generally accepted accounting principles in the United States (“GAAP”) should have been classified as derivative warrant liabilities at fair value and marked to market at each reporting period, with changes in fair value recorded in earnings. The affected filing periods are the quarterly unaudited financial statements as of March 31, 2022 and September 30, 2022, and the audited financial statements as of June 30, 2022.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and FASB, Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating errors is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual errors are material. The Company evaluated the errors and has determined that the impact was not material for the periods ended March 31, 2022 and June 30, 2022, but was material for the period ended September 30, 2022. The assessment resulted in a restatement of the previously issued financial statements reported in the Original Filing. The balance sheet as at June 30, 2022 included in this Amendment has also been adjusted for the correction of this immaterial error. Financial statements for period ended March 31, 2022 and year ended June 30, 2022 will be adjusted at the time of their reissuance.

This Amendment includes the accounting impact in the periods as of and for the three months ended September 30, 2022, and as of June 30, 2022.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating in the affected periods.

On January 6, 2023, the Company effected a reverse stock split in which each common stockholder received one share of common stock for every twenty shares held (“Reverse Stock Split”). All share and per share amounts in this Amendment have been adjusted to reflect the effect of the Reverse Stock Split.

We are filing this Amendment to amend and restate the Original Filing with modification as necessary to reflect the restatement. The following items have been amended to reflect the restatement:

Part I, Item 1. Consolidated Financial Statements

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4. Controls and Procedures

Part II, Item 1A. Risk Factors

Part II, Item 6. Exhibits

Refer to Note 2 - Previously Reported Financial Statements to the condensed consolidated financial statements included in this Amendment for additional information and for the summary of the accounting impacts of these adjustments to the Company’s financial statements as of and for the period ended September 30, 2022, and as of June 30, 2022.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the affected periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 Part 1 of this filing.

In accordance with applicable SEC rules, this Amendment includes an updated signature page and certification of our Chief Executive Officer as required by Rule 12b-15.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: our anticipated future cash position; the planned expanded commercialization of our products and the potential future commercialization of our product candidates; our planned product candidate development strategy and research and development expenses; our anticipated future growth rates; anticipated sales increases; anticipated net revenue increases; amounts of certain future expenses and costs of goods sold; our plans to acquire additional assets, anticipated increases to operating expenses, and selling, general, and administrative expenses; and future events under our current and potential future collaborations.

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

This Quarterly Report on Form 10-Q/A refers to trademarks, such as Adzenys, Aytu, Cotempla, FlutiCare, Innovus Pharma, Neos, Poly-Vi-Flor, Tri-Vi-Flor, Tuzistra, and ZolpiMist which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q/A also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q/A may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share)

(Unaudited)

	September 30,	June 30,
	2022	2022
	(As Restated)
Assets
Current assets
Cash and cash equivalents	$23,811	$19,360
Accounts receivable, net	27,924	21,712
Inventory, net	12,871	10,849
Prepaid expenses	9,024	7,375
Other current assets	785	633
Total current assets	74,415	59,929
Property and equipment, net	2,672	3,025
Operating lease right-of-use asset	2,976	3,271
Intangible assets, net	69,108	70,632
Other non-current assets	829	766
Total non-current assets	75,585	77,694
Total assets	$150,000	$137,623

Liabilities
Current liabilities
Accounts payable and other	$14,667	$10,987
Accrued liabilities	41,431	44,187
Short-term line of credit	8,087	3,813
Current portion of debt	925	96
Other current liabilities	8,094	5,359
Total current liabilities	73,204	64,442
Debt, net of current portion	13,560	14,279
Derivative warrant liabilities	5,558	1,796
Other non-current liabilities	9,330	12,798
Total liabilities	101,652	93,315
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and June 30, 2022	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 3,121,471 and 1,928,941, respectively, as of September 30, 2022 and June 30, 2022	—	—
Additional paid-in capital	336,127	331,386
Accumulated deficit	(287,779)	(287,078)
Total stockholders’ equity	48,348	44,308
Total liabilities and stockholders’ equity	$150,000	$137,623

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
	(As Restated)

Product revenue, net	$27,655	$21,897
Cost of sales	9,623	9,441
Gross profit	18,032	12,456

Operating expenses
Research and development	1,064	1,652
Selling and marketing	10,102	9,297
General and administrative	7,322	8,216
Impairment expense	—	19,453
Amortization of intangible assets	1,197	1,537
Total operating expenses	19,685	40,155
Loss from operations	(1,653)	(27,699)
Other Income (expense)
Other expense, net	(1,111)	(40)
Loss from contingent consideration	(128)	(219)
Gain on derivative warrant liabilities	2,191	—
Total other income (expense)	952	(259)
Loss before income tax	(701)	(27,958)
Income tax benefit	—	(107)
Net loss	$(701)	$(27,851)
Weighted average number of common shares outstanding	2,517,906	1,279,865
Basic and diluted net loss per common share	$(0.28)	$(21.76)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

(Unaudited)

	Three Months Ended September 30,
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 1, 2022	—	$—	1,928,941	$—	$331,386	$(287,078)	$44,308

Stock-based compensation	—	—	(1,666)	—	1,177	—	1,177
Issuance of common stock, net of issuance cost	—	—	1,194,196	—	3,564	—	3,564
Net loss (As Restated)	—	—	—	—	—	(701)	(701)
Balance, September 30, 2022 (As Restated)	—	$—	3,121,471	$—	$336,127	$(287,779)	$48,348

Balance, July 1, 2021	—	$—	1,374,520	$—	$315,867	$(178,299)	$137,568

Stock-based compensation	—	—	11,000	—	1,519	—	1,519
Issuance of common stock, net of issuance cost	—	—	3,075	—	270	—	270
Tax withholding for stock-based compensation	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(27,851)	(27,851)
Balance, September 30, 2021	—	$—	1,388,595	$—	$317,650	$(206,150)	$111,500

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
	(As Restated)
Operating Activities
Net loss	$(701)	$(27,851)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	2,328	2,677
Impairment expense	—	19,453
Stock-based compensation expense	1,177	1,519
Loss from contingent consideration	128	219
Amortization of senior debt (premium) discount	145	(161)
(Gain) on sale of equipment	(42)	—
Inventory write-down	82	203
Gain on derivative warrant liabilities	(2,191)	—
Other noncash adjustments	9	(61)
Changes in operating assets and liabilities:
Accounts receivable	(6,212)	6,525
Inventory	(2,104)	(178)
Prepaid expenses and other current assets	(1,801)	279
Accounts payable and other	3,587	(9,888)
Accrued liabilities	(3,481)	3,326
Other operating assets and liabilities, net	(72)	147
Net cash used in operating activities	(9,148)	(3,791)
Investing Activities
Contingent consideration payment	—	(50)
Other investing activities	42	(36)
Net cash provided by (used in) investing activities	42	(86)
Financing Activities
Proceeds from issuance of stock and warrants	10,416	307
Payment of stock issuance costs	(793)	(21)
Payment made to fixed payment arrangement	(301)	(2,305)
Proceeds from short-term line of credit	34,791	42,212
Payments made on short-term line of credit	(30,517)	(45,626)
Payments made to borrowings	(26)	(25)
Other financing activities	(13)	(6)
Net cash provided by (used in) financing activities	13,557	(5,464)
Net change in cash, restricted cash and cash equivalents	4,451	(9,341)
Cash, cash equivalents and restricted cash at beginning of period	19,360	49,901
Cash, cash equivalents and restricted cash at end of period	$23,811	$40,560
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$23,811	$40,308
Restricted cash	—	252
Total cash, cash equivalents and restricted cash	$23,811	$40,560

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT’D

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2022	2021
Supplemental cash flow data
Cash paid for interest	$565	$1,688
Non-cash investing and financing activities:
Fair value of warrants at issuance, net	$5,953	$—
Other noncash investing and financing activities	$146	$16
Fixed payment arrangements included in accrued liabilities	$—	$525

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

On January 6, 2023, the Company effected a reverse stock split in which each common stockholder received one share of common stock for every twenty shares held (“Reverse Stock Split”). All share and per share amounts in this amended quarterly report have been adjusted to reflect the effect of the Reverse Stock Split.

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

As of September 30, 2022, the Company had approximately $23.8 million of cash and cash equivalents and approximately $27.9 million in accounts receivable. The Company’s operations have historically consumed cash and are expected to continue to consume cash. The Company incurred a net loss of approximately $0.7 million and $27.9 million during the three months ended September 30, 2022 and 2021, respectively. The Company had an accumulated deficit of $287.8 million and $287.1 million as of September 30, 2022 and June 30, 2022, respectively. Cash used in operations was $9.1 million and $3.8 million during the three months ended September 30, 2022 and 2021, respectively.

In August 2022, the Company completed an underwritten public offering of (i) 1,075,290 shares of its common stock, and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 87,500 shares of its common stock, and (ii) accompanying warrants (the "Common Warrants") to purchase 1,265,547 shares of its common stock (the "Offering") resulting in gross and net proceeds of $10.0 million and $9.1 million, respectively, assuming none of the accompanying Common Warrants issued in the Offering are exercised. The pre-funded warrants were exercised in full in August 2022. The Company intends to use the net proceeds from the Offering for growth of the Company’s commercial business, and for working capital and general corporate purposes.

As the Company does not have sufficient cash and cash equivalents as of September 30, 2022 to cover its cash needs for the twelve months following the filing date of this Quarterly Report on Form 10-Q/A, there exists substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Basis of Presentation. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q/A represent the financial statements of the Company and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, which included all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2022 are not necessarily indicative of expected operating results for the full year or any future year.

Also see Note 2 – Previously Reported Financial Statements relating to the immaterial correction of an error in the condensed consolidated balance sheet and the condensed consolidated statement of stockholders’ equity for as of June 30, 2022.

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

2. Significant Accounting Policies

Use of Estimates

Management uses estimates and assumptions relating to reporting amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for doubtful accounts, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances, allowance for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, the value of goodwill, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, purchase price allocations, the depreciable lives of long-lived assets, classification of warrants equity versus liability, and valuation of derivative warrant liability. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Previously Reported Financial Statements

The classification of certain of the Company’s warrants were previously recorded as equity. These warrants according to GAAP should have been classified as derivative warrant liabilities at fair value and marked to market at each reporting period, with changes in fair value recorded in earnings. The affected filing periods are the quarterly unaudited financial statements as of March 31, 2022 and September 30, 2022, and the audited financial statements as of June 30, 2022.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and FASB, Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating errors is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual errors are material. The Company evaluated the corrections and have determined that the impact was not material for the periods ended March 31, 2022 and June 30, 2022, but is material for the period ended September 30, 2022. The assessment resulted in the amendment of the previously reported financial statements reported in the Company’s first quarter of 2023 Form 10-Q. The balance sheet as at June 30, 2022 included in this amended Form 10-Q/A has been adjusted for the immaterial correction of this error. In addition, financial statements for the period ended March 31, 2022 and for the fiscal year ended June 30, 2022 will be adjusted at the time of their reissuance.

The condensed consolidated financial statements and certain of the notes to the condensed consolidated financial statements as of and for the three months ended September 30, 2022 have been restated to reflect the corrections. The impact of the restatement for the period ended September 30, 2022 is shown in the tables below and did not change the Company’s reported total assets, cash and cash equivalents, operating expenses, operating losses or cash flows from operations.

	As of September 30, 2022
	As Previously
	Reported	Adjustment	As Restated

	(in thousands)
Derivative warrant liability	$—	$5,558	$5,558
Total liabilities	96,094	5,558	101,652
Additional paid-in capital	345,253	(9,126)	336,127
Accumulated deficit	(291,353)	3,574	(287,779)
Total stockholders’ equity	53,906	(5,558)	48,348

	Three Months Ended
	September 30, 2022
	As Previously
	Reported	Adjustment	As Restated

	(in thousands)
Statement of Operation data
Gain on derivative warrant liabilities	$—	$2,191	$2,191
Total other (expense) income	(1,228)	2,180	952
Loss before income tax	(2,881)	2,180	(701)
Net loss	(2,881)	2,180	(701)
Basic and diluted net loss per common share	(1.14)	0.86	(0.28)

Statement of Cash Flow data
Net loss	$(2,881)	$2,180	$(701)
Gain on derivative warrant liabilities	—	2,191	2,191

Net loss by segment
Rx Segment	$(2,054)	$2,180	$126
Consumer Health Segment	(827)	—	(827)
Consolidated net loss	(2,881)	2,180	(701)

The condensed consolidated balance sheet and the condensed consolidated statement of stockholders’ equity as of June 30, 2022 have been adjusted for comparative purposes. The impact of the immaterial correction of an error for as of June 30, 2022 is shown in the table below.

	As of June 30, 2022
	As Previously
	Reported	Adjustment	As Adjusted

	(in thousands)
Derivative warrant liability	$—	$1,796	$1,796
Total liabilities	91,531	1,784	93,315
Additional paid-in capital	334,560	(3,174)	331,386
Accumulated deficit	(288,472)	1,394	(287,078)
Total stockholders’ equity	46,092	(1,784)	44,308

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Liability and equity classified warrants are valued using either a Black-Scholes option model or Monte Carlo simulation model at issuance and for each reporting period when applicable.

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

9. Other Liabilities

	September 30,	June 30,
	2022	2022

	(In thousands)

Fixed payment arrangements	$12,472	$13,051
Contingent value rights	706	578
Contingent consideration	423	396
Operating lease liabilities	3,020	3,317
Other	803	815
Total other liabilities	17,424	18,157
Less: current portion	(8,094)	(5,359)
Total other liabilities, noncurrent	$9,330	$12,798

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

On May 12, 2022, the Company entered into an agreement with Tris to terminate the License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $9.0 million, which reduced our total liability for minimum payments by approximately $8.0 million from the original License Agreement. The settlement payment will be paid in three installments from December 2022 through July 2024. As of September 30, 2022, the balance was $6.9 million on the condensed consolidated balance sheet.

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

On January 26, 2022 (“Issuance Date”), as consideration for entering into the Avenue Capital Agreement, the Company issued warrants to the Avenue Capital Lenders to purchase shares of common stock at an exercise price equal to $24.20 per share (the “Avenue Capital Warrants”). The Avenue Capital Warrants provided that in the event the Company were to engage in an equity offering at a price lower than $24.20 prior to June 30, 2022, the exercise price would be adjusted to the effective price of such equity offering and the number of shares of common stock to be issued under the Avenue Capital Warrants would be adjusted as set forth in the agreement. The Avenue Capital Warrants were immediately exercisable and expire on January 31, 2027.

On March 7, 2022, the Company closed on an equity offering of shares of common stock and warrants, as described in Note 14 – Capital Structure, at an offering price of $25.00 per share. As this offering precluded the Company from pursuing any equity financing prior to July 7, 2022 and the effective price of the March 7, 2022 offering was more than the exercise price of the Avenue Capital Warrants, the number of shares of common stock issuable upon exercise of the Avenue Capital Warrants were set to 43,388 at an exercise price of $24.20 (see Note 16 – Warrants).

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

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, warrant derivative liability, contingent consideration liabilities, and short-term and long-term debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Short-term and long-term debt are reported at their amortized costs on our consolidated balance sheets. The remaining financial instruments and derivative warrant liabilities are reported on our consolidated balance sheets at amounts that approximate current fair values. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and June 30, 2022, by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2022
	Fair Value at September 30,
	2022	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Assets:
Cash and cash equivalents	$23,811	$23,811	$—	$—
Total	$23,811	$23,811	$—	$—
Liabilities:
Contingent consideration	$423	$—	$—	$423
CVR liability	706	—	—	706
Derivative warrant liabilities (As Restated)	5,558	—	—	5,558
Total	$6,687	$—	$—	$6,687

		Fair Value Measurements at June 30, 2022
	Fair Value at June 30,
	2022	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Assets:
Cash and cash equivalents	$19,360	$19,360	$—	$—
Total	$19,360	$19,360	$—	$—
Liabilities:
Contingent consideration	$396	$—	$—	$396
CVR liability	578	—	—	578
Derivative warrant liabilities	1,796	—	—	1,796
Total	$2,770	$—	$—	$2,770

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the three months ended September 30, 2022:

	CVR	Contingent	Derivative	Fixed Payment
	Liability	Consideration	Warrant Liabilities	Arrangement

	(In thousands)
Balance as of June 30, 2022	$578	$396	$1,796	$13,051
Included in earnings	128	27	(2,191)	446
Purchases, issues, sales and settlements:
Issues	—	—	5,953	—
Settlements	—	—	—	(1,025)
Balance as of September 30, 2022	$706	$423	$5,558	$12,472

Significant Assumptions

Significant assumptions used in valuing CVRs were as follows:

September 30,
2022
Leveraged Beta	0.84
Market risk premium	6.22%
Risk-free interest rate	4.09%
Discount	21.50%
Company specific discount	10.00%

Significant assumptions used in valuing derivative warrant liabilities at issuance date were as follows:

August 9,
2022
Expected volatility	89.89%
Equivalent term (years)	4.11
Risk-free rate	3.09%
Dividend yield	0.00%

Significant assumptions used in valuing derivative warrant liabilities were as follows:

September 30,
2022
Expected volatility	87.33%
Equivalent term (years)	4.11 - 4.94
Risk-free rate	4.06 - 4.16%
Dividend yield	0.00%

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

14. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of September 30, 2022 and June 30, 2022, the Company had 3,121,471 and 1,928,941 common shares outstanding, respectively, and zero preferred shares outstanding, respectively.

Included in the common stock outstanding are 73,164 shares of unvested restricted stock issued to executives, directors and employees.

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

On June 4, 2021, the Company entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the quarter ended September 30, 2022, the Company issued an additional 31,407 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $0.4 million. As of September 30, 2022, approximately $11.8 million of the Company’s common stock remained available to be sold pursuant to the ATM Sales Agreement.

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

On August 11, 2022, the Company closed on an underwritten public offering (the “August 2022 Offering”), pursuant to which we sold an aggregate of (i) 1,075,290 shares of its common stock, (ii) and, in lieu of common stock to certain investors that so chose, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 87,500 shares of its common stock, and (iii) accompanying warrants (the "Common Warrants") to purchase 1,265,547 shares of its common stock. The shares of common stock and the Pre-Funded Warrants were each sold in combination with corresponding Common Warrants, with one Common Warrant to purchase one share of common stock for each share of common stock or each Pre-Funded Warrant sold. The combined public offering price for each share of common stock and accompanying Common Warrant was $8.60, and the combined offering price for each Pre-Funded Warrant and accompanying Common Warrant was $8.58, which equated to the public offering price per share of the common stock and accompanying Common Warrant, less the $0.001 per share exercise price of each Pre-Funded Warrant. The Pre-Funded Warrants were exercised in full in August 2022. The Common Warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The Company raised $10.0 million in gross proceeds through the August 2022 Offering before underwriting fees and other expenses of $0.9 million. The Pre-Funded and Common Warrants have a combined fair value of approximately $6.0 million at issuance and are classified as derivative warrant liabilities in the Company’s financial statements. (See Note 16 – Warrants).

15. Equity Incentive Plans

Aytu 2015 Plan. On June 1, 2015, the Company’s stockholders approved the Aytu BioPharma 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 150,000 shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the Aytu 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 250,000 total shares of common stock in the Aytu 2015 Plan. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards have a vesting period ranging from 4 to 10 years, whereas the restricted stock units have a vesting period 4 years. As of September 30, 2022, the Company had 120,876 shares that are available for grant under the Aytu 2015 Plan.

Neos 2015 Plan. Pursuant to the Neos Merger, the Company assumed 3,486 stock options and 1,786 restricted stock units (RSUs) previously granted under Neos plan. Accordingly, on April 19, 2021, the Company registered 5,272 shares of its common stock under the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the "Neos 2015 Plan") with the SEC. The terms and conditions of the assumed equity securities will stay the same as they were under the previous Neos plan. In addition to the 5,272 registered shares to cover the assumed awards, the remaining 62,766 shares available under the legacy Neos plan was added back to the new Neos 2015 Plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years. As of September 30, 2022, the Company had 2,352 shares that are available for grant under the Neos 2015 Plan.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2022	3,899	$209.70	7.77
Forfeited/Cancelled	(74)	126.84
Expired	(26)	157.84
Outstanding at September 30, 2022	3,799	$211.67	7.44

Exercisable at September 30, 2022	2,666	$231.99	7.41

As of September 30, 2022, there was $0.1 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

Restricted Stock

Restricted stock activity under the Aytu 2015 Plan is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	80,373	$148.91
Granted	325	13.40
Vested	(10,545)	115.60
Forfeited/Cancelled	(1,993)	149.48
Unvested at September 30, 2022	68,160	$153.40

As of September 30, 2022, there was $8.2 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

The Company previously issued 4 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. On January 17, 2022, the Company granted 5,000 shares of restricted stock to a member of its management team outside of the Aytu 2015 Plan. As of September 30, 2022, there was $0.5 million total unrecognized costs related to non-vested restricted stock outside of the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Units

RSUs activity is as follows:

Weighted
Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	8,500	$25.88
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2022	8,500	$25.88

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

16. Warrants

Liability Classified Warrants

On March 7, 2022, the Company closed on an underwritten public offering utilizing the 2021 Shelf, pursuant to which, the Company sold, (i) 151,500 shares of the Company’s common stock, (ii) prefunded warrants (the “Pre-Funded Warrants”) to purchase up to 151,500 shares of common stock, and (iii) common stock purchase warrants (the “Common Warrants”) to purchase up to 333,300 shares of common stock (the “March 2022 Offering”). The shares of common stock and the Pre-Funded Warrants were each sold in combination with corresponding Common Warrants, with one Common Warrant to purchase 1.1 shares of common stock for each share of common stock or each Pre-Funded Warrant sold. The Pre-Funded Warrants have an exercise price of $0.002 per share of common stock and were exercised in full in April 2022. The Common Warrants have an exercise price of $26.00 per share of common stock and are exercisable six months after the date of issuance and have a term of five years from the date of exercisability. The Pre-Funded and Common Warrants have a combined fair value of approximately $3.2 million at issuance and are classified as derivative warrant liabilities in the condensed consolidated balance sheets. The derivative warrant liabilities are subsequently marked to market at each reporting period (see Note 12 – Fair Value Considerations).

On August 11, 2022, the Company closed on the August 2022 Offering, pursuant to which, the Company issued Pre-Funded Warrants to purchase 87,500 shares of its common stock and Common Warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the Pre-Funded Warrants were each sold in combination with corresponding Common Warrants, which one Common Warrant to purchase one share of common stock for each share of common stock or each Pre-Funded Warrant sold. The Pre-Funded Warrants have an exercise price of $0.02 per share of common stock and were exercised in full in August 2022. The Common Warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The Common Warrants provide that if there occurs any a stock split, stock dividend stock recapitalization, or similar event (a “Stock Combination Event”), then the warrant exercise price will be adjusted to the greater of the quotient determined by dividing (x) the sum of the VWAP of the Common Stock for each of the five lowest trading days during the 20 consecutive trading day period ending immediately preceding the 16th trading day after such Stock Combination Event, divided by (y) five; or $2.32 and the number of shares of common stock to be issued would be adjusted proportionately as set forth in the agreement limited to a maximum of 2,325,581 shares. The Common Warrants also provide that in the event the Company were to engage in an equity offering at a common stock price lower than the warrant exercise price prior to the second anniversary of a Stock Combination Event, the exercise price would be adjusted to the greater of the effective price of such equity offering or $2.32 (see Note 14 – Capital Structure). The outstanding Common Warrants are classified as derivative warrant liabilities in the condensed consolidated balance sheets and are marked to market at each reporting period (see Note 12 – Fair Value Considerations)

On January 26, 2022, as consideration for entering into the Avenue Capital Agreement, the Company issued Avenue Capital Warrants to the Avenue Capital Lenders to purchase 43,388 shares of common stock at an exercise price of $24.20 per share, subject to adjustment. The Avenue Capital Warrants were immediately exercisable and expire on January 31, 2027.

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2022	433,174	$92.30	4.73
Warrants issued	1,353,047	3.30	5.00
Warrants exercised	(87,500)	0.02	5.00
Outstanding September 30, 2022	1,698,721	$31.00	4.76

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

	September 30,
	2022	2021
Warrants to purchase common stock - liability classified	1,642,235	1,205
Warrant to purchase common stock - equity classified	56,486	58,022
Employee stock options	3,799	4,793
Employee unvested restricted stock	73,164	105,283
Employee unvested restricted stock units	8,500	3,858
Total	1,784,184	173,161

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

Select financial information for these segments is as follows:

	Three Months Ended
	September 30,
	2022	2021

	(In thousands)
Consolidated revenue:
Rx Segment	$18,652	$13,883
Consumer Health Segment	9,003	8,014
Consolidated revenue	$27,655	$21,897

Consolidated net loss:
Rx Segment	$126	$(26,457)
Consumer Health Segment	(827)	(1,394)
Consolidated net loss	$(701)	$(27,851)

	September 30,	June 30,
	2022	2022

	(In thousands)
Total assets:
Rx Segment	$134,067	$121,377
Consumer Health Segment	15,933	16,246
Consolidated assets	$150,000	$137,623

20. Subsequent Events

On October 25, 2022, the Company entered into an agreement with Avenue Venture Opportunities Fund, L.P (“Avenue”) to extend the interest-only period of its existing senior secure loan facility held with Avenue. The amendment to the original loan agreement, which was executed in January 2022, extends the interest-only period to January of 2024. In exchange for this extension of the interest-only period, the Company and Avenue agreed to reset the exercise price of the warrants issued in conjunction with the original loan agreement to $8.60, corresponding to the warrant exercise price associated with the Company’s latest equity financing.

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

We have incurred significant losses in each year since inception. Our net losses were $0.7 million and $27.9 million for the three months ended September 30, 2022, and 2021, respectively. As of September 30, 2022, and June 30, 2022, we had an accumulated deficits of $287.8 million and $287.1 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including the integration of our acquisitions.

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

Debt and Equity financing

On October 25, 2022, the Company entered into an agreement with Avenue Venture Opportunities Fund, L.P (“Avenue”) to extend the interest-only period of its existing senior secure loan facility held with Avenue. The amendment to the original loan agreement, which was executed in January 2022, extends the interest-only period to January of 2024. In exchange for this extension of the interest-only period, the Company and Avenue agreed to reset the exercise price of the warrants issued in conjunction with the original loan agreement to $8.60, corresponding to the warrant exercise price associated with the Company’s latest equity financing. The Company expects to conserve cash of approximately $3.0 million related to principal payment in calendar year 2023. (See Note —11 Long-Term Debt, Note 16— Warrants, and Note — 20 Subsequent Events for further details).

On August 11, 2022, we closed on an underwritten public offering (“August 2022 Offering”), of (i) 1,075,290 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase 87,500 shares of our common stock, and (ii) accompanying warrants (the “Common Warrants”) to purchase 1,265,547 shares of our common stock. We received gross proceeds of $10.0 million and net proceeds of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

RESULTS OF OPERATIONS

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

	Three Months Ended
	September 30,
	2022	2021	Change
	(As Restated)
	(In thousands)
Product revenue, net	$27,655	$21,897	$5,758
Cost of sales	9,623	9,441	182
Gross profit	18,032	12,456	5,576

Operating expenses
Research and development	1,064	1,652	(588)
Advertising and direct marketing	4,452	4,545	(93)
Other selling and marketing	5,650	4,752	898
General and administrative	7,322	8,216	(894)
Impairment expense	—	19,453	(19,453)
Amortization of intangible assets	1,197	1,537	(340)
Total operating expenses	19,685	40,155	(20,470)
Loss from operations	(1,653)	(27,699)	26,046
Other income (expense)
Other expense, net	(1,111)	(40)	(1,071)
Loss from contingent consideration	(128)	(219)	91
Gain on derivative warrant liabilities	2,191	—	2,191
Total other income (expense)	952	(259)	1,211
Loss before income tax	(701)	(27,958)	27,257
Income tax benefit	—	(107)	107
Net loss	$(701)	$(27,851)	$27,150

Product revenue, net

	Three Months Ended
	September 30,
	2022	2021	Change

	(in thousands)

ADHD Portfolio	$11,585	$9,327	$2,258
Pediatric Portfolio	6,558	3,798	2,760
Consumer Health Portfolio	9,003	8,014	989
Other	509	758	(249)
Consolidated revenue	$27,655	$21,897	$5,758

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

Unrealized gain or loss from derivative warrant liabilities

The fair value of derivative warrant liabilities was calculated using either the Black-Scholes option model or the Monte Carlo simulation model and are revalued at each reporting period. In the three months ended September 30, 2022, we recognized an unrealized total gain of $2.2 million relating to the fair value adjustments.

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

On June 4, 2021, the Company entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the quarter ended September 30, 2022, the Company issued an additional 31,407 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $0.4 million. As of September 30, 2022, approximately $11.8 million of the Company’s common stock remained available to be sold pursuant to the ATM Sales Agreement.

Underwriting Agreements

On August 11, 2022, we closed on an underwritten public offering (“August 2022 Offering”), of (i) 1,075,290 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase 87,500 shares of our common stock, and (ii) accompanying warrants (the “Common Warrants”) to purchase 1,265,547 shares of our common stock. We received gross proceeds of $10.0 million and net proceeds of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

In connection with our acquisition of the Rumpus assets, upon satisfaction of milestones, we may be required to pay up to $67.5 million in regulatory and commercial-based earn-out payments to Rumpus. Under the licensing agreement with Denovo Biopharma LLC (“Denovo”), we are required to make a payment of $0.6 for a license fee in April 2022 and upon achievement of regulatory and commercial milestones, up to $101.7 million. Under the licensing agreement with Johns Hopkins University (“JHU”), upon achievement of regulatory and commercial milestone, we may be required to pay up to $1.6 million to JHU. In fiscal 2022, two milestones payable to Rumpus were achieved totaling $4.0 million, which were paid in 109,447 shares of common stock and $2.6 million in cash.

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

Item 4. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, specifically, with regards to warrants. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We identified a material weakness in controls over the accounting for complex warrant issuances and the classification of these issued warrants. This material weakness resulted in the failure to prevent material errors in accounting for the warrants as equity classification when the warrants should have been classified as liabilities, and marked to market each reporting period, resulting in restatement of our financial statements for the three months ended September 30, 2022. It also resulted in immaterial errors in our financial statements for the periods ended March 31, 2022, and June 30, 2022.

Our internal control over financial reporting did not result in the proper classification and accounting for warrants as liabilities. Due to the impact on the September 30, 2022 financial statements, we determined this to be a material weakness. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, other literature, and consultation with third-party experts, we did not classify the warrants correctly.

Remediation Plan

Our Audit Committee is conducting an internal investigation to identify and determine a plan to remediate the material weakness described above and to enhance our overall control environment. We will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes the implementation of controls over the process of reviewing significant and complex contracts and agreements.

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2022 that have material affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our fiscal year 2022 Annual Report on Form 10-K filed on September 27, 2022 other than as described below.

We have restated our prior unaudited consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price. (As Restated)

As discussed in Note 1 – Nature of Business, Financial Condition, Basis of Presentation of the Notes to the Condensed Consolidated Financial Statements, we have restated our unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2022 (the “Restated Period”). Our Audit Committee, in consultation with and based on the recommendation of management, made the determination to restate these financial statements following the identification of errors related to the classification of certain warrants that were previously recorded as equity. Due to the errors, the Audit Committee concluded that the Company’s previously issued financial statements for the Restated Period should no longer be relied upon. In addition, we performed a re-evaluation of our internal controls over financial reporting. Based on the re-evaluation, management concluded that, as a result of the identified of material weakness, our internal controls over financial reporting were ineffective for the Restated Period. Our Quarterly Report on Form 10-Q for the period ended September 30, 2022 has been amended by this Amendment No. 1 on Form 10-Q/A to, among other things, reflect the restatement of our financial statements for the Restated Period.

As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, governmental, or other actions in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations and financial condition.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weakness identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for complex warrant issuances and the classification of these issued warrants. As disclosed in Note 2 – Previously Reported Financial Statements, the Company incorrectly accounted for certain warrants as equity when the warrants should have been classified as liabilities and marked to market each reporting period. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022. This material weakness resulted in a material misstatement and restatement of our financial statements for three months ended September 30, 2022.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the improper classification of the warrants, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures, included in this Quarterly Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future, those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

101

XBRL (extensible Business Reporting Language). The following materials from Aytu BioPharma, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022 formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AYTU BIOPHARMA, INC.

Date: February 21, 2023	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer