Form 10-Q
period 2022-12-31
AYTU BIOPHARMA, INC
filed 2023-02-21
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

As of February 14, 2023, there were 3,573,262 shares of the registrant’s common stock outstanding.

AYTU BIOPHARMA, INC. FOR THE QUARTER ENDED DECEMBER 31, 2022

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

This Quarterly Report on Form 10-Q refers to trademarks, such as Adzenys, Aytu BioPharma, Cotempla, FlutiCare, Innovus Pharma, Neos Therapeutics, Poly-Vi-Flor, Tri-Vi-Flor, and ZolpiMist which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share amounts)

(Unaudited)

	December 31,	June 30,
	2022	2022

Assets
Current assets
Cash and cash equivalents	$19,501	$19,360
Accounts receivable, net	25,547	21,712
Inventory	12,950	10,849
Prepaid expenses	11,989	7,375
Other current assets	624	633
Total current assets	70,611	59,929
Property and equipment, net	2,344	3,025
Operating lease right-of-use asset	2,675	3,271
Intangible assets, net	64,985	70,632
Other non-current assets	821	766
Total non-current assets	70,825	77,694
Total assets	$141,436	$137,623

Liabilities
Current liabilities
Accounts payable and other	$10,580	$10,987
Accrued liabilities	41,218	44,187
Short-term line of credit	7,429	3,813
Current portion of debt	90	96
Other current liabilities	7,833	5,359
Total current liabilities	67,150	64,442
Debt, net of current portion	14,533	14,279
Derivative warrant liabilities	4,155	1,796
Other non-current liabilities	9,781	12,798
Total liabilities	95,619	93,315
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and June 30, 2022	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 3,383,145 and 1,928,941, respectively, as of December 31, 2022 and June 30, 2022	—	—
Additional paid-in capital	340,289	331,386
Accumulated deficit	(294,472)	(287,078)
Total stockholders’ equity	45,817	44,308
Total liabilities and stockholders’ equity	$141,436	$137,623

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Product revenue, net	$26,279	$23,125	$53,934	$45,022
Cost of sales	8,986	10,826	18,609	20,267
Gross profit	17,293	12,299	35,325	24,755

Operating expenses
Research and development	1,710	4,475	2,774	6,127
Selling and marketing	10,560	9,660	20,662	18,957
General and administrative	8,018	7,953	15,340	16,169
Impairment expense	2,600	—	2,600	19,453
Amortization of intangible assets	1,198	1,505	2,395	3,042
Total operating expenses	24,086	23,593	43,771	63,748
Loss from operations	(6,793)	(11,294)	(8,446)	(38,993)
Other income (expense)
Other expense, net	(1,303)	(257)	(2,542)	(516)
Gain on derivative warrant liabilities	1,403	—	3,594	—
Total other income (expense)	100	(257)	1,052	(516)
Loss before income tax	(6,693)	(11,551)	(7,394)	(39,509)
Income tax benefit	—	(3)	—	(110)
Net loss	$(6,693)	$(11,548)	$(7,394)	$(39,399)
Weighted average number of common shares outstanding	3,110,304	1,320,623	2,817,979	1,300,151
Basic and diluted net loss per common share	$(2.15)	$(8.74)	$(2.62)	$(30.30)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 1, 2022	—	$—	1,928,941	$—	$331,386	$(287,078)	$44,308

Stock-based compensation	—	—	(1,666)	—	1,177	—	1,177
Issuance of common stock, net of issuance cost	—	—	1,194,196	—	3,564	—	3,564
Net loss	—	—	—	—	—	(701)	(701)
Balance, September 30, 2022	—	$—	3,121,471	$—	$336,127	$(287,779)	$48,348

Stock-based compensation	—	—	(19,228)	—	3,067	—	3,067
Issuance of common stock, net of issuance cost	—	—	280,902	—	1,095	—	1,095
Net loss	—	—	—	—	—	(6,693)	(6,693)
Balance, December 31, 2022	—	$—	3,383,145	$—	$340,289	$(294,472)	$45,817

Balance, July 1, 2021	—	$—	1,374,520	$—	$315,867	$(178,299)	$137,568

Stock-based compensation	—	—	11,000	—	1,519	—	1,519
Issuance of common stock, net of issuance cost	—	—	3,075	—	270	—	270
Tax withholding for stock-based compensation	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(27,851)	(27,851)
Balance, September 30, 2021	—	$—	1,388,595	$—	$317,650	$(206,150)	$111,500

Stock-based compensation	—	—	3,848	—	1,229	—	1,229
Issuance of common stock, net of issuance cost	—	—	108,079	—	4,355	—	4,355
Net loss	—	—	—	—	—	(11,548)	(11,548)
Balance, December 31, 2021	—	$—	1,500,522	$—	$323,234	$(217,698)	$105,536

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
Operating Activities
Net loss	$(7,394)	$(39,399)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	4,505	5,352
Impairment expense	2,600	19,453
Stock-based compensation expense	4,244	2,748
Gain on derivative warrant liabilities	(3,594)	—
Loss from contingent consideration	232	496
Amortization of senior debt (premium) discount	315	(326)
Gain on sale of equipment	(42)	(50)
Inventory write-down	82	349
Other noncash adjustments	9	(86)
Changes in operating assets and liabilities:
Accounts receivable	(3,834)	5,186
Inventory	(2,183)	(568)
Prepaid expenses and other current assets	(4,606)	(1,896)
Accounts payable and other	(838)	(3,307)
Accrued liabilities	(1,008)	(616)
Other operating assets and liabilities, net	(76)	51
Net cash used in operating activities	(11,588)	(12,613)
Investing Activities
Contingent consideration payment	(5)	(3,109)
Other investing activities	42	(28)
Net cash provided by (used in) investing activities	37	(3,137)
Financing Activities
Proceeds from issuance of stock and warrants	11,573	4,825
Payment of stock issuance costs	(1,000)	(172)
Payment made to fixed payment arrangement	(2,433)	(2,746)
Net proceeds received (payments made on) short-term line of credit	3,616	(775)
Other financing activities	(64)	(6)
Net cash provided by financing activities	11,692	1,126
Net change in cash, cash equivalents and restricted cash	141	(14,624)
Cash, cash equivalents and restricted cash at beginning of period	19,360	49,901
Cash and cash equivalents at end of period	$19,501	$35,277

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT’D

(In thousands)

(Unaudited)

	Six Months Ended
	December 31,
	2022	2021
Supplemental cash flow data
Cash paid for interest	$2,021	$2,356
Non-cash investing and financing activities:
Other noncash investing and financing activities	$—	$29

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

On January 6, 2023, the Company effected a reverse stock split in which each common stockholder received one share of common stock for every twenty shares held (“Reverse Stock Split”). All share and per share amounts in this quarterly report have been adjusted to reflect the effect of the Reverse Stock Split.

The Rx segment primarily consists of two product portfolios: Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets and Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets for the treatment of attention deficit hyperactivity disorder (“ADHD”) together the “ADHD Portfolio”, and the “Pediatric Portfolio” consisting of Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, and Karbinal ER, an extended-release antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions.

The Consumer Health Portfolio consists of over twenty consumer health products competing in large healthcare categories, including allergy, hair regrowth, diabetes support, digestive health, sexual and urological health and general wellness, commercialized through direct mail and e-commerce marketing channels.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its commercial team’s expertise to build leading brands within large therapeutic and consumer health markets. As a result of focusing on building the portfolio of revenue-generating products, the Company has indefinitely suspended active development of its clinical development programs including AR101 (enzastaurin), Healight, and NT0502 (N-desethyloxybutynin).

As of December 31, 2022, the Company had approximately $19.5 million of cash and cash equivalents and approximately $25.5 million in accounts receivable. The Company’s operations have historically consumed cash and are expected to continue to consume cash. The Company incurred a net loss of $6.7 million and $7.4 million during the three and six months ended December 31, 2022, respectively. The Company had an accumulated deficit of $294.5 million as of December 31, 2022. Cash used in operations was $11.6 million during the six months ended December 31, 2022.

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

During the six months ended December 31, 2022, the Company issued 312,308 shares of common stock under the ATM (see Note — 14 Capital Structure) for total gross proceeds of approximately $1.5 million before deducting commissions of 3% and other offering expenses including legal and audit fees. The Company intends to use the net proceeds from the Offering and from the ATM for growth of the Company’s commercial business, and for working capital and general corporate purposes.

As of December 31, 2022, the Company did not have sufficient working capital to cover its cash needs to fund planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to continue to mitigate the conditions that raise substantial doubt about its ability to continue as a going concern, primarily by focusing on increasing revenue, reducing expenses associated with research and development, and raising additional capital through public or private equity, debt offerings, or monetizing assets in order to meet its obligations. Management believes that the Company has access to capital resources, however, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. Alternatively, any efforts by the Company to reduce its expenses may adversely impact its ability to sustain revenue-generating activities and delay the progress of its developmental product candidates or otherwise operate its business. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

Basis of Presentation. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, which included all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the periods ended December 31, 2022 are not necessarily indicative of expected operating results for the full year or any future year.

Also see Note 2 – Previously Reported Financial Statements relating to the immaterial correction of an error in the condensed consolidated balance sheet and the condensed consolidated statement of stockholders’ equity for as of June 30, 2022.

All share and per share amounts in this quarterly report reflect the effect of the Reverse Stock Split on January 6, 2023.

Prior Period Reclassification. Certain prior year amounts in the condensed statements of operations and statements of cash flows have been reclassified to conform to the current year presentation, including a reclassification made in the presentation of amortization of intellectual property. This was previously included in research and development expenses and is currently recorded in amortization of intangible assets expenses on the condensed consolidated statements of operations. These reclassifications did not impact operating results or cash flows for the six months ended December 31, 2022 and 2021 or its financial position as of December 31, 2022 or June 30, 2022.

2. Significant Accounting Policies

Use of Estimates

Management uses estimates and assumptions relating to reporting amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying condensed consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for doubtful accounts, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances, write-downs for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, the value of goodwill, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, purchase price allocations, the depreciable lives of long-lived assets, classification of warrants equity versus liability, and the valuation of derivative warrant liability. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Previously Reported Financial Statements

SEC Staff Accounting Bulletin No. 99, “Materiality,” and FASB, Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating errors is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual errors are material. The Company evaluated the corrections related to the reclassification of certain of the Company’s warrants and have determined that the impact was not material to the balance sheet as of June 30, 2022. As a result, adjustments for the immaterial correction of the error were applied for comparative purposes, as shown below.

The condensed consolidated balance sheet and the condensed consolidated statement of stockholders’ equity as of June 30, 2022 have been adjusted as presented in the following table.

	As of June 30, 2022
	As Previously
	Reported	Adjustment	As Adjusted

	(in thousands)
Derivative warrant liability	$—	$1,796	$1,796
Total liabilities	91,531	1,784	93,315
Additional paid-in capital	334,560	(3,174)	331,386
Accumulated deficit	(288,472)	1,394	(287,078)
Total stockholders’ equity	46,092	(1,784)	44,308

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Liability and equity classified warrants are valued using a Black-Scholes option model or Monte Carlo simulation model at issuance and for each reporting period when applicable.

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the three and six months ended December 31, 2022.

An ownership change (generally a 50% change in equity ownership over a three-year period) could limit the Company’s ability to offset, post-change, U.S. federal taxable income. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. The Company believes that previous acquisitions, financing transactions, and equity ownership changes in the past five years may have caused a limitation on its ability to use the pre-acquisition net operating loss carryovers. The ownership change scenario could result in increased future tax liability. The Company is in the process of analyzing the impact of any possible ownership change result of which may be a change to the Company’s net deferred tax asset or liability position.

Impairment of Other Intangibles Assets

Acquired in-process research and development (“IPR&D) is an intangible asset classified as an indefinite-lived asset until the completion or abandonment of the associated research and development (“R&D”) effort. In periods after the acquisition of IPR&D, the Company may (1) continue internal R&D efforts associated with the acquired assets or collaborate with another party in R&D efforts; (2) dispose of the assets through a sale; (3) out-license the assets; (4) temporarily postpone further development; or (5) abandon R&D efforts. IPR&D may be subject to different subsequent accounting treatment depending on the course of action chosen by the Company with respect to the asset. If the Company changes strategies related to the IPR&D the asset could potentially be impaired (see Note —7 Goodwill and Other Intangible Assets).

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

Recent Accounting Pronouncements Not Yet Adopted

Debt—Debt with Conversion and Other Options. In June 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)— “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The amendments in this update are effective for public entities that are smaller reporting companies, as defined by the Securities and Exchange Commission (”SEC”), for the fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted through a modified retrospective or full retrospective method. The Company will adopt the guidance on July 1, 2024 and does not expect the adoption of the standard to have a material impact on the Company’s condensed consolidated financial position or results of operations.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide additional information about the expected credit losses on financial instruments and other commitments to extend credit. The standard was effective for interim and annual reporting periods beginning after December 15, 2019. However, in October 2019, the FASB approved deferral of the adoption date for smaller reporting companies for fiscal periods beginning after December 15, 2022. The Company will adopt ASU 2016-13 for the fiscal year ended June 30, 2024. The Company is evaluating the impact of adoption of this standard and does not anticipate the application of ASU 2016-13 will have a material impact on the Company’s condensed consolidated financial position or results of operations.

For a complete set of the Company’s significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no significant changes to the Company’s significant accounting policies during the six months ended December 31, 2022.

3. Revenues from Contracts with Customers

Net product sales in the BioPharma Rx Segment (which includes the ADHD Portfolio and the Pediatric Portfolio) consist of sales of prescription pharmaceutical products, principally to a limited number of wholesale distributors and pharmacies in the United States. Rx product revenue is recognized at the point in time that control of the product transfers to the customer which typically aligns with shipping terms (i.e., upon delivery), which is generally “free-on-board” destination when shipped domestically within the United States and “free-on-board” shipping point when shipped internationally consistent with the contractual terms.

The Company generates Consumer Health Segment revenue (consisting of the Consumer Health Portfolio) from sales of various consumer health products through e-commerce platforms and direct-to-consumer marketing channels utilizing its proprietary Beyond Human marketing and sales platform. Revenue is generally recognized “free-on-board” shipping point, as those are the agreed-upon contractual terms and align with the transfer of control. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by us from a customer are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

Savings offers, rebates and wholesaler chargebacks reflect the terms of underlying agreements, which may vary. Accordingly, actual amounts will depend on the mix of sales by product and contracting entity. Future returns may not follow historical trends. The Company’s periodic adjustments of its estimates are subject to timed delays between the initial product sale and ultimate reporting and settlement of deductions. The Company continually monitors these provisions and do not believe variances between actual and estimated amounts have been material.

Contract Balances. Contract liabilities primarily relate to advances or deposits received from the Company’s customers before revenue is recognized. As of December 31, 2022 and June 30, 2022, contract liabilities of $0.1 million and $0.4 million, respectively were included in accrued liabilities in the consolidated balance sheets.

Revenues by Segment. Net revenue disaggregated by segment for the three and six months ended December 31, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

	(In thousands)
Rx Segment	$18,029	$14,643	$36,681	$28,526
Consumer Health Segment	8,250	8,482	17,253	16,496
Consolidated revenue	$26,279	$23,125	$53,934	$45,022

Revenues by Geographic location. The Company’s revenues are predominately within the United States, with minimal sales in Canada.

4. Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period that the impairment is first recognized. The Company incurred no charges and $0.1 million for the three months ended December 31, 2022 and 2021, respectively; and $0.1 million and $0.3 million for the six months ended December 31, 2022 and December 31, 2021, respectively.

Inventory balances consist of the following:

	December 31,	June 30,
	2022	2022

	(In thousands)
Raw materials	$1,786	$1,814
Work in process	2,803	1,838
Finished goods	8,361	7,197
Inventory	$12,950	$10,849

5. Property and Equipment

Properties and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term.

Property and equipment consist of the following:

	December 31,	June 30,
	2022	2022

	(In thousands)
Manufacturing equipment	$2,449	$2,487
Leasehold improvements	999	999
Office equipment, furniture and other	1,128	1,128
Lab equipment	832	832
Property and equipment, gross	5,408	5,446
Less accumulated depreciation and amortization	(3,064)	(2,421)
Property and equipment, net	$2,344	$3,025

Depreciation and amortization expense was $0.4 million for both the three months ended December 31, 2022 and 2021, and $0.7 million and $0.8 million for the six months ended December 31, 2022 and December 31, 2021, respectively.

6. Leases

The Company has entered into various operating lease agreements for certain of its offices, manufacturing facilities and equipment, and finance lease agreements for certain equipment. These leases have original lease periods expiring between fiscal years 2023 and 2027. Most leases include one or more options to renew, and the exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases also include options to purchase the leased property. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expenses are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021	Statement of Operations Classification

	(In thousands)
Lease cost:
Operating lease cost	$359	$330	$716	$626	Operating expenses
Short-term lease cost	19	26	44	65	Operating expenses
Finance lease cost:
Amortization of leased assets	19	19	37	37	Cost of sales
Interest on lease liabilities	2	4	5	8	Other (expense), net
Total net lease cost	$399	$379	$802	$736

Supplemental balance sheet information related to leases is as follows:

	December 31,	June 30,	Balance Sheet Classification
	2022	2022

	(In thousands)
Assets:
Operating lease assets	$2,675	$3,271	Operating lease right-of-use asset
Finance lease assets	188	256	Property and equipment, net
Total leased assets	$2,863	$3,527
Liabilities:
Current:
Operating leases	$1,245	$1,227	Other current liabilities
Finance leases	90	96	Current portion of debt
Non-current
Operating leases	1,471	2,090	Other non-current liabilities
Finance leases	39	84	Debt, net of current portion
Total lease liabilities	$2,845	$3,497

Remaining lease term and discount rate used are as follows:

	December 31,	June 30,
	2022	2022
Weighted-Average Remaining Lease Term (years)
Operating lease assets	2.16	2.63
Finance lease assets	1.37	1.73
Weighted-Average Discount Rate
Operating lease assets	7.60%	7.48%
Finance lease assets	6.54%	6.43%

Supplemental cash flow information related to lease is as follows:

	Six Months Ended
	December 31,
	2022	2021

	(In thousands)
Cash flow classification of lease payments:
Operating cash flows - operating leases	$716	$585
Operating cash flows - finance leases	$5	$8
Financing cash flows - finance leases	$52	$50

As of December 31, 2022, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance

	(In thousands)
2023 (remaining 6 months)	$720	$48
2024	1,379	87
2025	749	—
2026	90	—
2027	46	—
Total lease payments	2,984	135
Less: Imputed interest	(268)	(6)
Lease liabilities	$2,716	$129

7. Goodwill and Other Intangible Assets

The Company’s strategy is to continue building its portfolio of revenue-generating products by leveraging its commercial team’s expertise to build leading brands within large therapeutic and consumer health markets. As a result of focusing on building the portfolio of revenue-generating products, the Company has decided to abandon active development of its NT0502 (N-desethyloxybutynin), a new chemical entity that is for the treatment of sialorrhea, which is excessive salivation or drooling. During the three months ended December 31, 2022, the Company incurred an impairment charge of $2.6 million related to NT0502. The Company intends to terminate the licensing agreement.

During the three months ended September 30, 2021, the Company’s market capitalization significantly declined. As a result of the decline in market capitalization and qualitative and quantitative analysis, the Company recognized an impairment of goodwill of $19.5 million.

The following table provides the summary of the Company’s intangible assets as of December 31, 2022 and June 30, 2022, respectively.

	December 31, 2022
					Weighted-
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology rights	45,400	(9,273)	(3,224)	32,903	11.79
Acquired technology right	30,200	(3,166)	—	27,034	15.25
Acquired product distribution rights	11,354	(4,134)	(2,172)	5,048	7.09
	86,954	(16,573)	(5,396)	64,985	12.86
Indefinite-lived intangibles:
Acquired in-process R&D	2,600	—	(2,600)	—	Indefinite-lived
	2,600	—	(2,600)	—
Total	$89,554	$(16,573)	$(7,996)	$64,985	12.86

	June 30, 2022
					Weighted-
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology rights	$45,400	$(7,667)	$(3,224)	$34,509	12.33
Acquired technology right	30,200	(2,278)	—	27,922	15.75
Acquired product distribution rights	11,354	(3,581)	(2,172)	5,601	7.60
Other intangible assets	4,666	(3,004)	(1,662)	—	—
	91,620	(16,530)	(7,058)	68,032	13.35
Indefinite-lived intangibles:
Acquired in-process R&D	2,600	—	—	2,600	Indefinite-lived
	2,600	—	—	2,600
Total	$94,220	$(16,530)	$(7,058)	$70,632	13.35

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

(In thousands)
2023 (remaining 6 months)	$3,040
2024	6,074
2025	5,934
2026	5,683
2027	5,652
2028	5,552
Thereafter	33,050
Total future amortization expense	$64,985

Product Technology Rights

The acquired product technology rights are related to the rights to production, supply and distribution agreements of various products pursuant to the acquisitions of the Pediatric Portfolio in November 2019 and the Neos Acquisition in March 2021.

Karbinal ER. The Company acquired and assumed all rights and obligations pursuant to the Supply and Distribution Agreement, as Amended, with Tris for the exclusive rights to commercialize Karbinal ER in the United States (the “Tris Karbinal Agreement”). The Tris Karbinal Agreement’s initial term terminates in August of 2033, with an optional initial 20-year extension.

Poly-Vi-Flor and Tri-Vi-Flor. The Company acquired and assumed all rights and obligations pursuant to a Supply and License Agreement and various assignment and release agreements, including a previously agreed to Settlement and License Agreements (the “Poly-Tri Agreements”) for the exclusive rights to commercialize Poly-Vi-Flor and Tri-Vi-Flor in the United States.

ADHD Portfolio. As part of the Neos Acquisition, the Company acquired product technology for the production and sale of Adzenys XR-ODT and Cotempla XR-ODT. The formulations for the ADHD products are protected by patented technology. The estimated economic life of these proprietary technologies is 17 years.

Developed Technology Right

TRRP Technology. As part of the Neos Acquisition, the Company acquired Time Release Resin Particle (“TRRP”) proprietary technology, which is a proprietary drug delivery technology protected by the Company as a trade secret that allows the Company to modify the drug release characteristics of each of its respective products. The TRRP technology underlines the ADHD portfolio and can potentially be used in future product development initiatives as well.

Product Distribution Rights and Customer List

In connection with the Innovus Acquisition, the Company obtained 35 products with a combination of over 300 registered trademarks and/or patent rights and customer lists. As of June 30, 2022, the customer list intangible asset was fully amortized.

In-Process R&D

IPR&D – NT0502. As part of the Neos Acquisition, the Company acquired in-process research and development associated with NT0502, a new chemical entity that is for the treatment of sialorrhea, which is excessive salivation or drooling. This acquired asset remains as an indefinite-lived asset until the completion or abandonment of its associated research and development efforts (see Note 7 – Goodwill and Other Intangible Assets).

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.5 million and $2.0 million for the three months ended December 31, 2022 and 2021, respectively, and $3.0 million and $4.1 million during the six months ended December 31, 2022 and 2021, respectively.

8. Accrued liabilities

Accrued liabilities consist of the following:

	December 31,	June 30,
	2022	2022

	(In thousands)
Accrued savings offers	$12,887	$12,711
Accrued program liabilities	9,137	9,468
Accrued customer and product related fees	6,575	7,817
Product return reserve	4,849	5,770
Accrued employee compensation	4,110	4,765
Other accrued liabilities	3,660	3,656
Total accrued liabilities	$41,218	$44,187

Savings offers represent programs for the Company’s patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted.

Program liabilities include government rebates. Customer and product related fees include accrued expenses and deductions for rebates, wholesaler chargebacks and fees, and other product-related fees and deductions.

Other accrued liabilities consist of accrued license fees, legal settlements, professional fees, credit card liabilities, taxes payable, and samples expense.

9. Other Liabilities

	December 31,	June 30,
	2022	2022

	(In thousands)

Fixed payment arrangements	$11,881	$13,051
Operating lease liabilities	2,716	3,317
Contingent value rights	810	578
Contingent consideration	389	396
Other	1,818	815
Total other liabilities	17,614	18,157
Less: current portion	(7,833)	(5,359)
Total other liabilities, noncurrent	$9,781	$12,798

Fixed Payment Arrangements.

Fixed payment arrangements represent obligations to an investor assumed as part of the acquisition of products from Cerecor, Inc. in 2019, including fixed and variable payments. These obligations included fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15.0 million due in January 2021, of which $15.0 million was paid down in May 2020. Monthly variable payments due to the same investor are equal to 15.0% of net revenue generated from a subset of the Pediatric Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2021, when a one-time payment of $0.2 million was due and paid. The variable payment obligation was to continue until the earlier of (i) aggregate variable payments of approximately $9.3 million have been made or (ii) February 12, 2026.

On June 21, 2021, the Company entered into a Waiver, Release and Consent pursuant to which the Company paid $2.8 million to the investor in partial satisfaction of the fixed obligation. The Company agreed to pay the remaining fixed obligation of $3.0 million in six equal quarterly payments of $0.5 million each over six quarters beginning

September 30, 2021. The Company accounted for the Waiver, Release and Consent as a debt and remeasured the related liabilities using a discounted cash flow model. As of December 31, 2022, the remaining fixed payment arrangement balance of $0.5 million was moved to accounts payable and other on our condensed consolidated balance sheet.

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell the product in the United States. The initial term of the agreement was 20 years. The Company will pay Tris a royalty equal to 23.5% of net sales.

The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of net revenues. As of December 31, 2022, the fixed payment arrangement balance was $1.6 million in other current liabilities and $3.0 million in other non-current liabilities on our condensed consolidated balance sheet.

On May 12, 2022, the Company entered into an agreement with Tris to terminate the Tuzistra XR License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $9.0 million, which reduced our total liability for minimum payments by approximately $8.0 million from the original License Agreement. As of December 31, 2022, the balance was $7.2 million in other non-current liabilities on the condensed consolidated balance sheet. Pursuant to the settlement agreement, if the Company does not make timely payments, it is required to pay interest on any outstanding balances at the greater of 2.5% per month and the maximum interest rate permitted by law.

Contingent Value Rights.

Contingent value rights (“CVRs”) represent contingent consideration related to the Company’s 2020 acquisition of Innovus of up to $16.0 million payable upon attainment of future performance milestones. Consideration can be satisfied in up to 470,000 shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. As of December 31, 2022, up to $5.0 million of future milestone payments potentially remain. As of December 31, 2022 and June 30, 2022, the CVRs were valued at $0.8 million and $0.6 million, respectively.

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

The Company recognized approximately $0.2 million in product related contingent consideration. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimated risk that the milestones are achieved. As of December 31, 2022 and June 30, 2022, the contingent consideration balance was $0.4 million.

Through March 31, 2022, the Company’s contingent consideration liabilities included obligations under licensing arrangements for Tuzistra XR. The royalty and make-whole milestone payments related to licensing agreements with Tris for Tuzistra XR were being accounted for as contingent consideration and revalued at each reporting period. As a result of the discontinuation of commercializing Tuzistra XR and the settlement agreement with Tris, the Company concluded that the product milestone payments underlying the contingent consideration liability ceased to exist. The Company reversed the remaining contingent consideration liabilities of $8.5 million and recorded a liability of $7.6 million related to the settlement payments payable to Tris for termination of the Tuzistra XR licensing agreement. The settlement payments are included in fixed payment arrangements at their present value using the Company’s estimated borrowing rate.

Through March 31, 2022, the royalty payments related to licensing agreements with Magna Pharmaceuticals, Inc. (“Magna”) for ZolpiMist were being accounted for as contingent consideration and revalued at each reporting period. As a result of the discontinuation of commercializing ZolpiMist, the Company concluded that the royalty-based product milestone payments underlying the contingent consideration liability ceased to exist. During the three months ended March 31, 2022, the Company reversed the remaining contingent consideration liabilities of $0.6 million and recorded the $50,000 payment due for termination of the Magna licensing agreements in other current liabilities.

Other.

Other consist of taxes payable and deferred cost related to our technology transfer.

10. Line of Credit

Upon closing of the Neos Acquisition in March 2021, the Company assumed obligations under the secured credit agreement that Neos had entered with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”) as agent for the lenders (the “Eclipse Loan Agreement”). Under the Eclipse Loan Agreement, Eclipse extended up to $25.0 million in secured revolving loans to Neos (the “Revolving Loans”), of which up to $2.5 million was available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans thereunder accrued at variable interest through maturity at the one-month Secure Overnight Financing Rate (“SOFR”), plus 4.50%. The Eclipse Loan Agreement included an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears. The original maturity date under the Eclipse Loan Agreement was May 11, 2022.

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

The Eclipse Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of December 31, 2022, the Company was in compliance with the covenants under the Eclipse Loan Agreement.

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

Total interest expense on the Revolving Loans, including amortization of deferred financing costs, was $0.2 million for both the three months ended December 31, 2022 and 2022. For both the six months ended December 31, 2022 and 2021, interest expense was $0.3 million.

11. Long-term Debt

Avenue Capital Loan:

On January 26, 2022 (“Closing Date”), the Company entered into a Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund II, L.P.(“Avenue”) and Avenue Venture Opportunities Fund II, L.P. (Avenue 2”) as lenders (the “Avenue Capital Lenders”), and Avenue Capital Management II, L.P. as administrative agent (the “Avenue Capital Agent”), (collectively “Avenue Capital”), pursuant to which the Avenue Capital Lenders provided the Company and certain of its subsidiaries with a secured $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used to repay the Deerfield Facility.

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

The Avenue Capital Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of the Avenue Capital Lenders. A failure to comply with these covenants could permit the Avenue Capital Lenders to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of December 31, 2022, the Company was in compliance with the covenants under the Avenue Capital Agreement.

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

On March 7, 2022, the Company closed on an equity offering of shares of common stock and warrants at an offering price of $25.00 per share. As this offering precluded the Company from pursuing any equity financing prior to July 7, 2022 and the effective price of the March 7, 2022 offering was more than the exercise price of the Avenue Capital Warrants, the number of shares of common stock issuable upon exercise of the Avenue Capital Warrants were set to 43,388 at an exercise price of $24.20.

On October 25, 2022, the Company entered into an agreement with Avenue Venture Opportunities Fund, L.P (“Avenue”) to extend the interest-only period of its existing senior secure loan facility held with Avenue. The amendment to the original loan agreement, which was executed in January 2022, extends the interest-only period to January of 2024. In exchange for this extension of the interest-only period, the Company and Avenue agreed to reset the exercise price of the warrants issued in conjunction with the original loan agreement to $8.60, corresponding to the warrant exercise price associated with the Company’s August 2022 equity financing.

In addition to the debt discounts discussed above, the Company also incurred $0.4 million in loan origination, legal and other fees. The debt discount and issuance costs are being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 15.37%. Total interest expense, including debt discount amortization, was $0.7 million for the three months ended December 31, 2022 and $1.3 million for the six months ended December 31, 2022.

Long-term debt consists of the following:

	December 31,	June 30,
	2022	2022

	(In thousands)
Long-term debt, due on January 26, 2025	$15,000	$15,000
Long-term, final payment fee	638	638
Unamortized discount and issuance costs	(1,144)	(1,443)
Financing leases, maturing through May 2024	129	180
Total debt	14,623	14,375
Less: current portion	(90)	(96)
Non-current portion of debt	$14,533	$14,279

Future principal payments of long-term debt, including financing leases, are as follows:

December 31,
(In thousands)
2023	$90
2024	6,468
2025	9,209
Future principal payments	15,767
Less unamortized discount and issuance costs	(1,144)
Less current portion	(90)
Non-current portion of debt	$14,533

12. Fair Value Considerations

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to determine fair value as follows:

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities, contingent consideration liabilities, and short-term and long-term debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Short-term and long-term debt are reported at their amortized costs on our condensed consolidated balance sheets. The remaining financial instruments and derivative warrant liabilities are reported on our consolidated balance sheets at amounts that approximate current fair values. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and June 30, 2022, by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2022
	Fair Value at December 31,
	2022	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Liabilities:
Contingent consideration	$389	$—	$—	$389
CVR liability	810	—	—	810
Derivative warrant liabilities	4,155	—	—	4,155
Total	$5,354	$—	$—	$5,354

		Fair Value Measurements at June 30, 2022
	Fair Value at June 30,
	2022	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Liabilities:
Contingent consideration	$396	$—	$—	$396
CVR liability	578	—	—	578
Derivative warrant liabilities	1,796	—	—	1,796
Total	$2,770	$—	$—	$2,770

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the six months ended December 31, 2022:

	CVR	Contingent	Derivative	Fixed Payment
	Liability	Consideration	Warrant Liabilities	Arrangement

	(In thousands)
Balance as of June 30, 2022	$578	$396	$1,796	$13,051
Included in earnings	232	(2)	(3,594)	880
Purchases, issues, sales and settlements:
Issues	—	—	5,953	—
Settlements	—	(5)	—	(2,050)
Balance as of December 31, 2022	$810	$389	$4,155	$11,881

Significant Assumptions

Significant assumptions used in valuing CVRs were as follows:

December 31,
2022
Leveraged Beta	0.81
Market risk premium	6.22%
Risk-free interest rate	5.00%
Discount	21.25%
Company specific discount	10.00%

Significant assumptions used in valuing derivative warrant liabilities at issuance date were as follows:

August 9,
2022
Expected volatility	89.89%
Equivalent term (years)	4.11
Risk-free rate	3.09%
Dividend yield	0.00%

Significant assumptions used in valuing derivative warrant liabilities were as follows:

December 31,
2022
Expected volatility	96.62%
Equivalent term (years)	4.09 - 4.69
Risk-free rate	4.02 - 4.11%
Dividend yield	0.00%

The fixed payment arrangements are recognized at their amortized cost basis using market appropriate discount rates and are accreted up to their ultimate face value over time.

13. Commitments and Contingencies

Pediatric Portfolio Fixed Payments and Product Milestone

The Company has two fixed, periodic payment obligations to an investor (the “Fixed Obligation”). Under the first fixed obligation, the Company was to make monthly payments of $0.1 million beginning November 1, 2019 through January 2021, with a balloon payment of $15.0 million that was originally due in January 2021 (“Balloon Payment Obligation”). A second fixed obligation required the Company to pay a minimum of $0.1 million monthly through February 2026, except for $0.2 million paid in January 2020.

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

On June 21, 2021, the Company entered into a Waiver, Release and Consent pursuant to which the Company paid $2.8 million to the investor in satisfaction of the second fixed obligation. The Company agreed to pay the remaining fixed obligation of $3.0 million in six equal quarterly payments of $0.5 million over the six quarters commencing September 30, 2021. The outstanding balance for the Waiver, Release and Consent obligation as of December 31, 2022 was paid in January 2023.

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell the product in the United States. The initial term of the agreement was 20 years. The Company will pay Tris a royalty equal to 23.5% of net sales.

The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of net revenues.

Rumpus Earn Out Payments

On April 12, 2021, the Company acquired substantially all of the assets of Rumpus, pursuant to which the Company acquired certain rights and other assets, including key commercial global licenses with Denovo Biopharma LLC (“Denovo”) and Johns Hopkins University (“JHU”), relating to AR101. Upon the achievement of certain regulatory and commercial milestones, up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option, are payable to Rumpus. Under the license agreement with Denovo, we made a payment of $0.6 million for a license fee in April 2022. In addition, upon the achievement of regulatory and commercial milestones we may be required to pay up to $101.7 million, and escalating royalties based on net product sales ranging in percentage from the low teens to the high teens. Finally, under the license agreement with Johns Hopkins, the Company assumed the responsibility for royalties of 3.0% of net product sales, with a minimum of $20,000 per year, and upon the achievement of certain regulatory and commercial milestones, up to $1.6 million.

Legal Proceeding

Aponowicz and Paguia Class-Action Securities Litigations. A putative class action was filed on February 9, 2022 in the Delaware Chancery Court by Rafal Aponowicz derivatively and on behalf of all Aytu stockholders, challenging the grant in 2021 of certain stock option awards to directors and officers. The stockholder contends those awards were in amounts exceeding the shares available under the Company’s 2015 equity incentive plan and that the directors therefore breached their fiduciary duties and breached a purported contract between them and stockholders. The Complaint seeks rescission of the awards, unspecified damages to stockholders as a result of the awards, and attorneys’ fees. A second such action was filed by Paul John M. Paguia on March 7, 2022; Mr. Paguia asserts the same claims and seeks the same relief. The parties have agreed to settle these matters for various corporate governance modifications and the payment of plaintiffs’ attorneys’ fees, subject to approval by the Court of Chancery of the State of Delaware.  Notice of the settlement has been provided to stockholders of record as of December 31, 2022, and the settlement approval hearing is scheduled for March 10, 2023. As of December 31, 2022, we had $0.4 million accrued for plaintiff’s attorney fees.

14. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

Included in the common stock outstanding are 48,280 shares of unvested restricted stock issued to executives, directors and employees.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of December 31, 2022, approximately $42.0 million remains available under the 2020 Shelf.

On June 4, 2021, the Company entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the six months ended December 31, 2022, the Company issued 312,308 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $1.5 million. As of December 31, 2022, the Company had approximately $3.3 million of capacity under the ATM Sales Agreement due to baby self-limitations. As our market capitalization increases, these limitations will be adjusted and the Company will be able to issue additional ATM sales.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of December 31, 2022, approximately $82.4 million remained available under the 2021 Shelf.

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

15. Equity Incentive Plans

Aytu 2015 Plan. On June 1, 2015, the Company’s stockholders approved the 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 150,000 shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the Aytu 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 250,000 total shares of common stock in the Aytu 2015 Plan. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards have a vesting period ranging from 4 to 10 years, whereas the restricted stock units have a vesting period 4 years. As of December 31, 2022, the Company had 91,054 shares that are available for grant under the Aytu 2015 Plan.

Neos 2015 Plan. Pursuant to the Neos Merger, the Company assumed 3,486 stock options and 1,786 restricted stock units (RSUs) previously granted under Neos plan. Accordingly, on April 19, 2021, the Company registered 5,272 shares of its common stock under the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the "Neos 2015 Plan") with the SEC. The terms and conditions of the assumed equity securities will stay the same as they were under the previous Neos plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years. As of December 31, 2022, the Company had 2,502 shares that are available for grant under the Neos 2015 Plan.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2022	3,899	$209.70	7.77
Granted	49,212	4.00
Forfeited/Cancelled	(150)	126.84
Expired	(100)	134.90
Outstanding at December 31, 2022	52,861	$18.58	9.55

Exercisable at December 31, 2022	2,664	$235.04	6.43

As of December 31, 2022, there was $0.2 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

During the three months ended December 31, 2022, as a result of the change in members of the Company’s board, the Company accelerated unvested shares for two former members and recorded $1.5 million of non-cash equity compensation expense.

On December 19, 2022, the Company entered into a Stipulation of Compromise and Settlement (the “Stipulation”). As a part of the terms of the Stipulation, the Company agreed to rescind 25% of the aggregate 2021 grants to board members. As a result of the recission of the shares, the Company recorded $0.6 million in non-cash compensation.

Restricted stock activity under the Aytu 2015 Plan is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	80,373	$148.91
Granted	325	13.40
Vested	(30,733)	134.86
Forfeited/Cancelled	(6,689)	135.66
Unvested at December 31, 2022	43,276	$159.92

As of December 31, 2022, there was $5.2 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

The Company previously issued 4 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. On January 17, 2022, the Company granted 5,000 shares of restricted stock to a member of its management team outside of the Aytu 2015 Plan. As of December 31, 2022, there was $0.5 million total unrecognized costs related to non-vested restricted stock outside of the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 3.2 years.

Restricted Stock Units

RSUs activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	8,500	$25.88
Vested	(333)	37.20
Unvested at December 31, 2022	8,167	$25.42

As of December 31, 2022, there was $0.2 million total unrecognized compensation costs related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.11 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock and RSUs was included in the statements of operations as set forth in the below table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

	(in thousands)

Cost of sales	$3	$8	$8	$17
Research and development	14	75	23	394
Selling and marketing	3	19	6	28
General and administrative	3,047	1,127	4,207	2,309
Total stock-based compensation expense	$3,067	$1,229	$4,244	$2,748

16. Warrants

Liability Classified Warrants

On August 11, 2022, the Company closed on the August 2022 Offering, pursuant to which, the Company issued Pre-Funded Warrants to purchase 87,500 shares of its common stock and Common Warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the Pre-Funded Warrants were each sold in combination with corresponding Common Warrants, which one Common Warrant to purchase one share of common stock for each share of common stock or each Pre-Funded Warrant sold. The Pre-Funded Warrants had an exercise price of $0.02 per share of common stock and were exercised in full in August 2022. The Common Warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The Common Warrants provide that if there occurs any a stock split, stock dividend stock recapitalization, or similar event (a “Stock Combination Event”), then the warrant exercise price will be adjusted to the greater of the quotient determined by dividing (x) the sum of the VWAP of the Common Stock for each of the five lowest trading days during the 20 consecutive trading day period ending immediately preceding the 16th trading day after such Stock Combination Event, divided by (y) five; or $2.32 and the number of shares of common stock to be issued would be adjusted proportionately as set forth in the agreement limited to a maximum of 2,325,581 shares. The Common Warrants also provide that in the event the Company were to engage in an equity offering at a common stock price lower than the warrant exercise price prior to the second anniversary of a Stock Combination Event, the exercise price would be adjusted to the greater of the effective price of such equity offering or $2.32 (see Note 14 – Capital Structure).

In November and throughout the quarter end the Company sold shares through its ATM Sales Agreement. Per the warrant agreement, these sales qualified as an equity offering and the sales price was less than the current the exercise price of $8.60. As a result, the common warrants exercise price was adjusted to $3.30.

On January 6, 2023, the Company consummated a 20 to 1 reverse stock split. Pursuant to the warrant agreement described above, the Company triggered a Stock Combination Event and the warrant exercise price and number to be issued was adjusted based on the average of each of the lowest five trading days during the twenty-day consecutive trading day period beginning on December 30, 2022.

On October 25, 2022, the Company entered into an agreement with Avenue to extend the interest-only period of the Company’s existing senior secured loan facility. The amendment to the original secured loan agreement, which was executed in January 2022, extends the interest-only period to January of 2024. In exchange for this extension, the Company and Avenue agreed to reset the exercise price of the warrants issued in conjunction with the original loan agreement to $8.60, corresponding to the warrant exercise price associated with the Company’s latest equity financing.

Outstanding warrants are classified as derivative warrant liabilities in the condensed consolidated balance sheets and are marked to market at each reporting period (see Note 12 – Fair Value Considerations)

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2022	433,174	$92.60	4.73
Warrants issued	1,353,047	3.30	5.00
Warrants exercised	(87,500)	0.02	5.00
Outstanding December 31, 2022	1,698,721	$25.33	4.51

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

	December 31,
	2022	2021
Warrants to purchase common stock - liability classified	1,642,235	1,205
Warrant to purchase common stock - equity classified	56,486	57,964
Employee stock options	52,861	4,537
Employee unvested restricted stock	48,280	107,971
Employee unvested restricted stock units	8,167	1,671
Total	1,808,029	173,348

18. License Agreements

Healight

In April 2020. we entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential esophageal and nasopharyngeal uses of Healight. The agreement with Cedars-Sinai grants us a license to all patent and development related technology rights for the intra-corporeal therapeutic use of ultraviolet light in the field of endotracheal and nasopharyngeal applications. As a result of the focus on revenue growth of our commercial business, and upon receiving the VAP pre-clinical study results on Healight, intend to evaluate strategic options for Healight, including partnering the asset, modifying the licensing agreement with Cedar-Sinai Medical Center, and terminating the licensing agreement.

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

The Company has suspended the research and development of NT0502 and intends to terminate the license agreement.

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

Actavis

On October 17, 2017, Neos entered into an agreement granting Actavis a non-exclusive license to certain patents owned by Neos by which Actavis (now Teva, following Teva’s acquisition of Actavis’ generic products) has the right to manufacture and market its generic version of Adzenys XR-ODT under its ANDA beginning on September 1, 2025, or earlier under certain circumstances.

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

In March 2017, Neos entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted Neos a non-exclusive license to certain patents owned by Shire for certain activities with respect to Neos’ NDA No. 204325 for an extended-release amphetamine oral suspension. In accordance with the terms of the 2017 License Agreement, following the receipt of the approval from the FDA for Adzenys ER, Neos paid an up-front, non-

refundable license fee of an amount less than $1.0 million in October 2017. Neos was paying a single digit royalty on net sales of Adzenys ER during the life of the patents. Adzenys ER was discontinued as of September 30, 2021.

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

Select financial information for these segments is as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

	(In thousands)
Consolidated revenue:
Rx Segment	$18,029	$14,643	$36,681	$28,526
Consumer Health Segment	8,250	8,482	17,253	16,496
Consolidated revenue	$26,279	$23,125	$53,934	$45,022

Consolidated net loss:
Rx Segment	$(5,280)	$(9,591)	$(5,154)	$(36,048)
Consumer Health Segment	(1,413)	(1,957)	(2,240)	(3,351)
Consolidated net loss	$(6,693)	$(11,548)	$(7,394)	$(39,399)

	December 31,	June 30,
	2022	2022

	(In thousands)
Total assets:
Rx Segment	$125,419	$121,377
Consumer Health Segment	16,017	16,246
Consolidated assets	$141,436	$137,623

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioPharma, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2022, filed on September 27, 2022. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K and Form 10-Q filed with the United Sates Securities and Exchange Commission (“SEC”) on September 27, 2022 and November 14, 2022, respectively.

Objective

The purpose of the Management Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three and six months ended December 31, 2022, and our financial condition as of December 31, 2022. The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and notes.

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

We have incurred significant losses in each year since inception. Our net losses was $6.7 million for the three months ended December 31, 2022, and was $7.4 million for the six months ended December 31, 2022. As of December 31, 2022, and June 30, 2022, we had accumulated deficits of $294.5 million and $287.1 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including the integration of our acquisitions.

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

In April 2020. we entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential esophageal and nasopharyngeal uses of Healight. The agreement with Cedars-Sinai grants us a license to all patent and development related technology rights for the intra-corporeal therapeutic use of ultraviolet light in the field of endotracheal and nasopharyngeal applications. As a result of the focus on revenue growth of our commercial business, and upon receiving the VAP pre-clinical study results on Healight, we intend to evaluate strategic options for Healight, including partnering the asset, modifying the licensing agreement with Cedar-Sinai Medical Center, and terminating the licensing agreement.

Our commercial business includes the Rx segment and the Consumer Health segment.

Business Environment

The ongoing COVID-19 pandemic continues to impact the global economy and create economic uncertainties. We believe COVID-19 has negatively impacted the market for prescription products, disrupted the reliability of the supply chain, and impacted the ability and efficiency of conducting clinical trials. The extent to which COVID-19 continues to negatively impact our business in the future will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the new variants of coronavirus, the actions taken to contain the coronavirus or treat its impact, and the continued impact of each of these items on the economies and financial markets in the United States and abroad. While the Biden administration has announced that the COVID-19 emergency declaration will end May 11, 2023 and states and jurisdictions have rolled back stay-at-home and quarantine orders and reopened in phases, it is difficult to predict what the lasting impact of the pandemic will be, and if we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition. In addition, a recurrence or impact from new strains of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We will continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

We have continued to experience significant inflationary pressure and supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor during fiscal 2022 and 2023. While we do not have sales or operations in Russia or Ukraine, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government-imposed lockdowns, on demand conditions and our supply chain. We expect that inflationary pressures and supply chain disruptions could continue to be significant across the business throughout our fiscal 2023 year.

Debt and Equity financing

On October 25, 2022, we entered into an agreement with Avenue Venture Opportunities Fund, L.P (“Avenue”) to extend the interest-only period of our existing senior secure loan facility held with Avenue. The amendment to the original loan agreement, which was executed in January 2022, extends the interest-only period to January of 2024. In exchange for this extension of the interest-only period, we and Avenue agreed to reset the exercise price of the warrants issued in conjunction with the original loan agreement to $8.60, corresponding to the warrant exercise price associated with the Company’s latest equity financing. We expect to conserve cash of approximately $3.0 million related to principal payment in calendar year 2023. (See Note —11 Long-Term Debt and Note 16— Warrants).

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

During the six months ended December 31, 2022, we issued 312,308 shares of common stock under the ATM Sales Agreement (as defined below) with total gross proceeds of approximately $1.5 million before deducting commissions of 3% and other offering expenses including legal and audit fees.

On January 6, 2023, we effected a 1-for-20 reverse stock split of our common stock. All share and per share amounts in this quarterly report have been adjusted to reflect the effect of the Reverse Stock Split. Aytu’s Board of Directors implemented the reverse stock split with the objective of regaining compliance with the $1.00 minimum bid price requirement of the Nasdaq Capital Market. On January 23, 2023, Nasdaq confirmed we regained compliance with this listing rule.

Aytu’s shares of common stock will continue to trade on the Nasdaq Capital Market under the symbol "AYTU." The new CUSIP number for the Company's common stock post-reverse stock split is 054754858.

A cash payment will be made to each stockholder in lieu of any fractional interest in a share to which each stockholder would otherwise be entitled as a result of the reverse stock split. The reverse stock split reduced the number of shares of outstanding common stock from approximately 68.8 million shares to approximately 3.4 million shares. As a result of the reverse stock split, proportional adjustments were also made to outstanding warrants and options, and to our 2015 equity incentive plan.

RESULTS OF OPERATIONS

Three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2022	2021	Change	2022	2021	Change

	(In thousands)
Product revenue, net	$26,279	$23,125	$3,154	$53,934	$45,022	$8,912
Cost of sales	8,986	10,826	(1,840)	18,609	20,267	(1,658)
Gross profit	17,293	12,299	4,994	35,325	24,755	10,570

Operating expenses
Research and development	1,710	4,475	(2,765)	2,774	6,127	(3,353)
Advertising and direct marketing	4,595	4,985	(390)	9,047	9,530	(483)
Other selling and marketing	5,965	4,675	1,290	11,615	9,427	2,188
General and administrative	8,018	7,953	65	15,340	16,169	(829)
Impairment expense	2,600	—	2,600	2,600	19,453	(16,853)
Amortization of intangible assets	1,198	1,505	(307)	2,395	3,042	(647)
Total operating expenses	24,086	23,593	493	43,771	63,748	(19,977)
Loss from operations	(6,793)	(11,294)	4,501	(8,446)	(38,993)	30,547
Other income (expense)
Other expense, net	(1,303)	(257)	(1,046)	(2,542)	(516)	(2,026)
Gain on derivative warrant liability	1,403	—	1,403	3,594	—	3,594
Total other income (expense)	100	(257)	357	1,052	(516)	1,568
Loss before income tax	(6,693)	(11,551)	4,858	(7,394)	(39,509)	32,115
Income tax benefit	—	(3)	3	—	(110)	110
Net loss	$(6,693)	$(11,548)	$4,855	$(7,394)	$(39,399)	$32,005

Product revenue, net

In the three and six months ended December 31, 2022, net product revenue increased by $3.2 million, or 14%, and $8.9 million, or 20%, compared to the three and six months ended December 31, 2021, respectively. The increases were primarily driven by product growth of our Pediatric Portfolio and ADHD Portfolio. These increases were partially offset by a modest decrease in Consumer Health products due to a change of focus on e-commerce, and supply chain issues.

Gross margins

In the three and six months ended December 31, 2022, gross margins increased by $5.0 million, or 41%, and $10.6 million, or 43%, compared to the three and six months ended December 31, 2021, respectively. The increases were primarily driven by net revenue increases as described above. Gross margin percentage increased to 66% and 65%

for the three and six months ended December 31, 2022, compared to 53% and 55% for the same periods ended December 31, 2021. The improvements were primarily due to higher net revenues and cost saving efficiencies in the Pediatric Portfolio. Gross margin improvements in the ADHD Portfolio were due to efficiencies in production related to higher demand for products.

Research and development

In the three and six months ended December 31, 2022, research and development expense decreased by $2.8 million, or 62%, and $3.4 million, or 55%, compared to the same periods ended December 31, 2021. Our research and development costs were primarily associated with AR101 and to a lesser extent, the development of Healight and support for our commercialized products. In October 2022, we announced the suspension of the development of AR101 and Healight to focus on our commercial operations. As a result, research and development spending significantly declined. We expect our research and development expenses to decrease from current levels as a result of our focus on commercial operations.

Advertising and direct marketing

In the three and six months ended December 31, 2022, advertising and direct marketing expense was consistent with the three and six months ended December 31, 2021. Advertising and direct marketing expense includes direct-to-consumer marketing, advertising, sales, and customer support and processing fees related to our Consumer Health segment. Advertising and direct marketing can fluctuate materially between periods based on the timing of marketing campaigns.

Other selling and marketing

In the three and six months ended December 31, 2022, other selling and marketing expense increased by $1.3 million, or 28%, and $2.2 million, or 23%, compared to the same periods ended December 31, 2021. The increases were primarily driven by commission expense based on subscriptions prescribed and commercial marketing program fees.

General and administrative

In the three months ended December 31, 2022, general and administrative expense was consistent with the three months ended December 31, 2021.

In the six months ended December 31, 2022, general and administrative expense decreased by $0.8 million, or 5% compared to the same period ended December 31, 2021. The decrease is primarily a result of ongoing cost cutting initiatives associated with our acquisition of Neos.

Impairment expense

Due to increased focus on our commercial efforts, we ceased active development of our NT0502 product candidate. As a result, we intend to return the intellectual property and terminate the Exclusive License Agreement with NeuRX Pharmaceuticals entered into in October 2018. In the three and six months ended December 31, 2022, we incurred an impairment charge of $2.6 million related to these decisions.

In the six months ended December 31, 2021, as a result of the decline in our market capitalization, a qualitative and quantitative analysis was performed on the goodwill and other intangible assets associated with our Rx Segment. This analysis resulted in an impairment loss of $19.5 million.

Amortization of intangible assets

In the three and six months ended December 31, 2022, amortization expense of intangible assets, excluding amounts included in cost of sales, decreased by $0.3 million, or 20%, and $0.6 million, or 21%, compared to the same periods ended December 31, 2021. The decreases were primarily related to the smaller intangible asset base due to the impairments of certain intangible assets during the fiscal 2022 year.

Unrealized gain or loss from derivative warrant liabilities

The fair value of derivative warrant liabilities was calculated using either the Black-Scholes option model or the Monte Carlo simulation model and are revalued at each reporting period. In the three and six months ended December 31, 2022, we recognized unrealized gain of $1.4 million and $3.6 million, respectively, from the fair value adjustments.

Other (expense), net

In the three and six months ended December 31, 2022, other expense, net, increased by $1.0 million and $2.0 million, compared to the same periods ended December 31, 2021. The increases were primarily due to licensing agreements and an increase in the interest rate on our debt including amortization of our fixed term payment arrangements.

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

Shelf Registrations

On September 28, 2021, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of December 31, 2022, approximately $82.4 million remains available under the 2021 Shelf.

On June 8, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of December 31, 2022, approximately $42.0 million remains available under the 2020 Shelf.

On June 4, 2021, we entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by us of up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the six months ended December 31, 2022, we issued 312,308 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $1.5 million. As of December 31, 2022, we had approximately $3.3 million of capacity under the ATM Sales Agreement due to baby self-limitations. As our market capitalization increases, these limitations will be adjusted and we will be able to issue additional ATM sales.

Underwriting Agreements

On August 11, 2022, we closed on an underwritten public offering (“August 2022 Offering”), of (i) 1,075,290 shares of our common stock and, in lieu of common stock to certain investors, pre-funded warrants (“Pre-Funded Warrants”) to purchase 87,500 shares of our common stock, and (ii) accompanying warrants (the “Common Warrants”) to purchase 1,162,790 shares of our common stock. We received gross proceeds of $10.0 million and net proceeds of approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Cash Flows

The following table shows cash flows for the six months ended December 31, 2022, and 2021:

	Six Months Ended December 31,		Increase
	2022	2021	(Decrease)

	(In thousands)
Net cash used in operating activities	$(11,588)	$(12,613)	$(1,025)
Net cash provided by (used in) investing activities	$37	$(3,137)	$(3,174)
Net cash provided by financing activities	$11,692	$1,126	$10,566

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including impairment, stock-based compensation expense, gain or loss on derivative warrant liabilities, depreciation, amortization and accretion, and other charges.

During the six months ended December 31, 2022, net cash used in operating activities totaled $11.6 million. The use of cash was primarily the result of the decrease in inventory, prepaid expenses, and accrued liabilities. These were partially offset by positive cash earnings (net loss offset by non-cash depreciation, amortization and accretion, in addition to stock compensation expense and impairment charges).

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

Net Cash Provided by (Used in) Investing Activities

Net cash flows provided by investing activities were nominal in the six months ended December 31, 2022.

Net cash used in investing activities of $3.1 million during the six months ended December 31, 2021 was primarily due to a $3.1 million payment of contingent consideration.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $11.7 million during the six months ended December 31, 2022, was primarily from $9.1 million of proceeds from our August 2022 equity raise, $3.6 million of additional net borrowing made under our short-term line of credit, and $1.5 million from our sales under our ATM Sales Agreement.

Net cash provided by financing activities of $1.1 million during the six months ended December 31, 2021 was primarily from $4.6 million of net proceeds from issuance of our common stock under the ATM, partially offset by $2.7 million in payments of fixed payment arrangements and $0.8 million net reduction in our revolving loan.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 – Commitments and Contingencies in the accompanying condensed consolidated financial statements for further information.

On May 12, 2022, we entered into an agreement with TRIS Pharma Inc. (“Trish”) to terminate the License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, we agreed to pay Tris a total of $6 million to $9 million, which reduced our total liability for minimum payments by approximately $8 million from the original License Agreement. As of December 31, 2022, the balance was $7.2 million on the condensed consolidated balance sheet. Pursuant to the settlement agreement, if the Company does not make timely payments, it is required to pay interest on any outstanding balances at a rate equal to the greater of (i) 2.5% per month and (ii) the maximum interest rate permitted by applicable law.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments driven off sale. As of December 31, 2022, up to $4.6 million of fixed and product milestone payments based on net sales remain.

In connection with the February 2020 acquisition of Innovus Pharmaceuticals, Inc. (“Innovus”), all of Innovus’s shares were converted to our common stock and CVRs, which represents contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones. As of December 31, 2022, up to $5.0 million of potential CVR milestone payments remain.

In connection with our acquisition of the assets from Rumpus VEDS, LLC, Rumpus Therapeutics, LLC, Rumpus Vascular, LLC (collectively, “Rumpus”), upon satisfaction of milestones, we may be required to pay up to $67.5 million in regulatory and commercial-based earn-out payments to Rumpus. Under the licensing agreement with Denovo Biopharma LLC (“Denovo”), we made a payment of $0.6 million for a license fee in April 2022. In addition, upon the achievement of regulatory and commercial milestones, we may be required to pay up to $101.7 million. Under the licensing agreement with Johns Hopkins University (“JHU”), upon achievement of regulatory and commercial milestone, we may be required to pay up to $1.6 million to JHU. In fiscal 2022, two milestones payable to Rumpus were achieved totaling $4.0 million, which were paid in 109,447 shares of common stock and $2.6 million in cash. The Company also assumed the responsibility for royalties of 3.0% of net product sales, with a minimum of $20,000 per year, and upon the achievement of certain regulatory and commercial milestones, up to $1.6 million.

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

Changes in Internal Control over Financial Reporting

Previous Disclosure of Material Weakness in Internal Controls Over Financial Reporting

As disclosed in our September 30, 2022 Form 10Q/A, we identified a material weakness in controls over the accounting for complex warrant issuances and the classification of these issued warrants. This material weakness resulted in the failure to prevent material errors in accounting for the warrants as equity classification when the warrants should have been classified as liabilities and marked to market each reporting period. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, other literature, and consultation with third-party experts, we did not classify the warrants correctly.

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

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2022 that have material affect, or are reasonably likely to material affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Aponowicz and Paguia Class-Action Securities Litigations. A putative class action was filed on February 9, 2022 in the Delaware Chancery Court by Rafal Aponowicz derivatively and on behalf of all Aytu stockholders, challenging the grant in 2021 of certain stock option awards to directors and officers. The stockholder contends those awards were in amounts exceeding the shares available under the Company’s 2015 equity incentive plan and that the directors therefore breached their fiduciary duties and breached a purported contract between them and stockholders. The Complaint seeks rescission of the awards, unspecified damages to stockholders as a result of the awards, and attorneys’ fees. A second such action was filed by Paul John M. Paguia on March 7, 2022; Mr. Paguia asserts the same claims and seeks the same relief. The parties have agreed to settle these matters for various corporate governance modifications and the payment of plaintiffs’ attorneys’ fees, subject to approval by the Court of Chancery of the State of Delaware.  Notice of the settlement has been provided to stockholders of record as of December 31, 2022, and the settlement approval hearing is scheduled for March 10, 2023. As of December 31, 2022, we had $0.4 million accrued for plaintiff’s attorney fees.

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our fiscal year 2022 Annual Report on Form 10-K filed on September 27, 2022, other than as described below.

We have restated our prior unaudited consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.

We have restated our unaudited condensed consolidated financial statements as of and for the quarterly period ended September 30, 2022 (the “Restated Period”). Our Audit Committee, in consultation with and based on the recommendation of management, made the determination to restate these financial statements following the identification of errors related to the classification of certain warrants that were previously recorded as equity. Due to the errors, the Audit Committee concluded that the Company’s previously issued financial statements for the Restated Period should no longer be relied upon. In addition, we performed a re-evaluation of our internal controls over financial reporting. Based on the re-evaluation, management concluded that, as a result of the identified of material weakness, our internal controls over financial reporting were ineffective for the Restated Period. Our quarterly report on Form 10-Q for the period ended September 30, 2022 has been amended as Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to, among other things, reflect the restatement of our financial statements for the Restated Period.

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

As described in the Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for complex warrant issuances and the classification of these issued warrants. As disclosed in Note 2 – Previously Reported Financial Statements of the Amended Filing, the Company incorrectly accounted for certain warrants as equity when the warrants should have been classified as liabilities and marked to market each reporting period. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022. This material weakness resulted in a material misstatement and restatement of our financial statements for three months ended September 30, 2022.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for the improper classification of the warrants, see Note 2 to the accompanying condensed financial statements, as well as Part I, Item 4: Controls and Procedures, included in the Amended Filing.

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

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weakness or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future, those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

101

XBRL (extensible Business Reporting Language). The following materials from Aytu BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

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