Form 10-Q
period 2023-03-31
AYTU BIOPHARMA, INC
filed 2023-05-11
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 8, 2023, there were 3,780,179 shares of the registrant’s common stock outstanding.

AYTU BIOPHARMA, INC. FOR THE QUARTER ENDED MARCH 31, 2023

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part II Item 1A of our most recent Annual Report on Form 10-K, and in the reports we file with the Securities and Exchange Commission. These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

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

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share amounts)

(Unaudited)

	March 31,	June 30,
	2023	2022

Assets
Current assets
Cash and cash equivalents	$19,179	$19,360
Accounts receivable, net	34,043	21,712
Inventories	13,637	10,849
Prepaid expenses	10,429	7,375
Other current assets	1,177	633
Total current assets	78,465	59,929
Property and equipment, net	2,028	3,025
Operating lease right-of-use asset	2,367	3,271
Intangible assets, net	63,464	70,632
Other non-current assets	892	766
Total non-current assets	68,751	77,694
Total assets	$147,216	$137,623

Liabilities
Current liabilities
Accounts payable and other	$14,673	$10,987
Accrued liabilities	49,585	44,187
Short-term line of credit	10,403	3,813
Current portion of debt	3,305	96
Other current liabilities	7,450	5,359
Total current liabilities	85,416	64,442

Debt, net of current portion	11,386	14,279
Derivative warrant liabilities	1,582	1,796
Other non-current liabilities	7,920	12,798
Total liabilities	106,304	93,315

Commitments and contingencies (Note 13)

Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and June 30, 2022	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 3,779,513 and 1,928,941, respectively, as of March 31, 2023 and June 30, 2022	—	—
Additional paid-in capital	342,584	331,386
Accumulated deficit	(301,672)	(287,078)
Total stockholders’ equity	40,912	44,308

Total liabilities and stockholders’ equity	$147,216	$137,623

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Product revenue, net	$22,733	$24,199	$76,667	$69,221
Cost of sales	9,990	11,513	28,599	31,780
Gross profit	12,743	12,686	48,068	37,441

Operating expenses
Research and development	856	3,282	3,630	9,409
Selling and marketing	12,804	9,743	33,466	28,700
General and administrative	7,177	7,616	22,517	23,785
Impairment expense	—	45,196	2,600	64,649
Gain from contingent consideration	(734)	(1,234)	(504)	(682)
Amortization of intangible assets	1,198	1,504	3,593	4,546
Total operating expenses	21,301	66,107	65,302	130,407
Loss from operations	(8,558)	(53,421)	(17,234)	(92,966)
Other income (expense)
Other (expense) income, net	(1,215)	(32)	(3,527)	4
Gain on extinguishment of debt	—	169	—	169
Gain (loss) on derivative warrant liabilities	2,573	(7)	6,167	(7)
Total other income (expense)	1,358	130	2,640	166
Loss before income tax	(7,200)	(53,291)	(14,594)	(92,800)
Income tax benefit	—	—	—	(110)
Net loss	$(7,200)	$(53,291)	$(14,594)	$(92,690)
Weighted average number of common shares outstanding	3,726,779	1,484,492	3,099,130	1,360,585
Basic and diluted net loss per common share	$(1.93)	$(35.90)	$(4.71)	$(68.13)

See the accompanying Notes to the Condensed Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 1, 2022	—	$—	1,928,941	$—	$331,386	$(287,078)	$44,308

Stock-based compensation	—	—	(1,666)	—	1,177	—	1,177
Issuance of common stock, net of issuance cost	—	—	1,194,196	—	3,564	—	3,564
Net loss	—	—	—	—	—	(701)	(701)
Balance, September 30, 2022	—	$—	3,121,471	$—	$336,127	$(287,779)	$48,348

Stock-based compensation	—	—	(19,228)	—	3,067	—	3,067
Issuance of common stock, net of issuance cost	—	—	280,902	—	1,095	—	1,095
Net loss	—	—	—	—	—	(6,693)	(6,693)
Balance, December 31, 2022	—	$—	3,383,145	$—	$340,289	$(294,472)	$45,817

Stock-based compensation	—	—	8,747	—	902	—	902
Issuance of common stock, net of issuance cost	—	—	387,621	—	1,393	—	1,393
Net loss	—	—	—	—	—	(7,200)	(7,200)
Balance, March 31, 2023	—	$—	3,779,513	$—	$342,584	$(301,672)	$40,912

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, July 1, 2021	—	$—	1,374,520	$—	$315,867	$(178,299)	$137,568

Stock-based compensation	—	—	11,000	—	1,519	—	1,519
Issuance of common stock, net of issuance cost	—	—	3,075	—	270	—	270
Tax withholding for stock-based compensation	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	(27,851)	(27,851)
Balance, September 30, 2021	—	$—	1,388,595	$—	$317,650	$(206,150)	$111,500

Stock-based compensation	—	—	3,848	—	1,229	—	1,229
Issuance of common stock, net of issuance cost	—	—	108,079	—	4,355	—	4,355
Net loss	—	—	—	—	—	(11,548)	(11,548)
Balance, December 31, 2021	—	$—	1,500,522	$—	$323,234	$(217,698)	$105,536

Stock-based compensation	—	—	5,388	—	1,270	—	1,270
Issuance of common stock, net of issuance cost	—	—	161,885	—	3,856	—	3,856
Tax withholding for stock-based compensation	—	—	—	—	(2)	—	(2)
Warrants issued with debt refinance	—	—	—	—	379	—	379
Net loss	—	—	—	—	—	(53,291)	(53,291)
Balance, March 31, 2022	—	$—	1,667,795	$—	$328,737	$(270,989)	$57,748

See the accompanying Notes to the Condensed Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 31,
	2023	2022
Operating Activities
Net loss	$(14,594)	$(92,690)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	6,699	7,926
Impairment expense	2,600	64,649
Stock-based compensation expense	5,146	4,018
(Gain) loss on derivative warrant liabilities	(6,167)	7
Gain from contingent consideration	(504)	(682)
Amortization of senior debt (premium) discount	413	(268)
Gain on sale of equipment	(42)	(44)
Gain on debt extinguishment	—	(193)
Inventory write-down	199	352
Other noncash adjustments	13	(152)
Changes in operating assets and liabilities:
Accounts receivable	(12,335)	647
Inventories	(2,987)	91
Prepaid expenses and other current assets	(3,603)	1,406
Accounts payable and other	3,720	(8,099)
Accrued liabilities	7,031	1,252
Other operating assets and liabilities, net	(83)	52
Net cash used in operating activities	(14,494)	(21,728)
Investing Activities
Contingent consideration payment	—	(3,138)
Other investing activities	38	(69)
Net cash provided by (used in) investing activities	38	(3,207)
Financing Activities
Proceeds from issuance of stock and warrants	13,012	12,700
Payment of stock issuance costs	(1,045)	(782)
Payment made to fixed payment arrangement	(4,117)	(3,277)
Net proceeds received (payments made on) short-term line of credit	6,590	(4,549)
Payments made to borrowings	(73)	(16,075)
Proceeds from borrowings	—	15,000
Payment for debt issuance costs	(92)	(363)
Other financing activities	—	(7)
Net cash provided by financing activities	14,275	2,647
Net change in cash, cash equivalents and restricted cash	(181)	(22,288)
Cash, cash equivalents and restricted cash at beginning of period	19,360	49,901
Cash and cash equivalents at end of period	$19,179	$27,613

	Nine Months Ended
	March 31,
	2023	2022
Supplemental cash flow data
Cash paid for interest	$2,861	$3,080
Non-cash investing and financing activities:
Other noncash investing and financing activities	$—	$473

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

As of March 31, 2023, the Company had approximately $19.2 million of cash and cash equivalents and approximately $34.0 million in accounts receivable. The Company’s operations have historically consumed cash and are expected to continue to consume cash. The Company incurred a net loss of $7.2 million and $14.6 million during the three and nine months ended March 31, 2023, respectively. The Company had an accumulated deficit of $301.7 million as of March 31, 2023. Cash used in operations was $14.5 million during the nine months ended March 31, 2023.

During the nine months ended March 31, 2023, the Company issued 699,929 shares of common stock under the “At-The-Market” (“ATM”) (see Note — 14 Capital Structure) for total gross proceeds of approximately $3.0 million before deducting commissions of 3% and other offering expenses including legal and audit fees. The Company intends to use the net proceeds from the Offering and from the ATM for growth of the Company’s commercial business, and for working capital and general corporate purposes.

As of March 31, 2023, the Company did not have sufficient working capital to cover its cash needs to fund planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to continue to mitigate the conditions that raise substantial doubt about its ability to continue as a going concern, primarily by focusing on increasing revenue, reducing expenses associated with research and development, and raising additional capital through public or private equity, debt offerings, or monetizing assets in order to meet its obligations. Management believes that the Company has access to capital resources, however, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets or obtain new financing on commercially acceptable terms. If the Company is unable to secure additional capital, it may be required to curtail its operations or delay the execution of its business plan. Alternatively, any efforts by the Company to reduce its expenses may adversely impact its ability to sustain revenue-generating activities and continue the suspension of its developmental programs or otherwise operate its business. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

Basis of Presentation. The unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, which included all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the periods ended March 31, 2023 are not necessarily indicative of expected operating results for the full year or any future year.

Also see Note 2 – Previously Reported Financial Statements relating to the immaterial correction of an error in the condensed consolidated financial statements for as of June 30, 2022, and for the three and nine months ended March 31, 2022.

Prior Period Reclassification. Certain prior year amounts in the condensed consolidated statements of operations and statements of cash flows have been reclassified to conform to the current year presentation, including a reclassification made in the presentation of amortization of intellectual property, and a reclassification of fair value adjustment from contingent consideration. Amortization of intellectual property was previously included in research and development expenses and is currently recorded in amortization of intangible assets expenses on the condensed consolidated statements of operations. Gain or loss from the fair value of contingent consideration was previously included in Other expense, net, and is currently recorded in operating expenses on the condensed consolidated statements of operations. These reclassifications did not impact operating results or cash flows for the nine months ended March 31, 2023 and 2022 or its financial position as of March 31, 2023 or June 30, 2022.

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

Previously Reported Financial Statements

The classification of certain of the Company’s warrants was previously recorded as equity. These warrants according to Generally Accepted Accounting Principles in the United States (“GAAP”) should have been classified as derivative warrant liabilities at fair value and marked to market at each reporting period, with changes in fair value recorded in earnings. The affected filing periods include the quarterly unaudited financial statements as of March 31, 2022 and the audited financial statements as of June 30, 2022.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating adjustments is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual adjustments are material. The Company evaluated the adjustments and determined that the impact was not material to the condensed consolidated financial statements for the quarter ended March 31, 2022 and to the condensed consolidated balance sheet as of June 30, 2022. As a result, adjustments for the immaterial adjustments were applied to these periods for comparative purposes. The adjustments did not change the Company’s reported total assets, cash and cash equivalents, operating expenses, operating losses or cash flows from operations.

The condensed consolidated financial statements as of and for the three and nine months ended March 31, 2022 have been adjusted as shown in the following tables.

	Three Months Ended
	March 31, 2022
	As Previously
	Reported	Adjustment	As Adjusted

	(in thousands)
Statement of Operation data
Gain on derivative warrant liabilities	$211	$(218)	$(7)
Total other (expense) income (1)	$348	$(218)	$130
Loss before income tax	$(53,073)	$(218)	$(53,291)
Net loss	$(53,073)	$(218)	$(53,291)
Basic and diluted net loss per common share	$(35.80)	$(0.10)	$(35.90)

Statement of Stockholders' Equity data
Issuance of common stock, net of issuance cost	$7,034	$(3,178)	$3,856

Net loss by segment
Rx Segment	$(52,311)	$(218)	$(52,529)
Consumer Health Segment	(762)	—	(762)
Consolidated net loss	$(53,073)	$(218)	$(53,291)

(1)  Includes reclassification of gain or loss from fair value of contingent consideration. See Prior Period Reclassification in Note 1 – Nature of Business, Financial Condition, Basis of Presentation.

	Nine Months Ended
	March 31, 2022
	As Previously
	Reported	Adjustment	As Adjusted

	(in thousands)
Statement of Operation data
Gain on derivative warrant liabilities	$211	$(218)	$(7)
Total other (expense) income (1)	$384	$(218)	$166
Loss before income tax	$(92,582)	$(218)	$(92,800)
Net loss	$(92,472)	$(218)	$(92,690)
Basic and diluted net loss per common share	$(68.00)	$(0.13)	$(68.13)

Statement of Cash Flow data
Net loss	$(92,472)	$(218)	$(92,690)
Gain on derivative warrant liabilities	$(211)	$218	$7

Net loss by segment
Rx Segment	$(88,359)	$(218)	$(88,577)
Consumer Health Segment	(4,113)	—	(4,113)
Consolidated net loss	$(92,472)	$(218)	$(92,690)

(1)  Includes reclassification of gain or loss from fair value of contingent consideration. See Prior Period Reclassification in Note 1 – Nature of Business, Financial Condition, Basis of Presentation.

	As of March 31, 2022
	As Previously
	Reported	Adjustment	As Adjusted

	(in thousands)
Statement of Stockholders' Equity data
Additional paid-in capital	$331,915	$(3,178)	$328,737
Accumulated deficit	(270,771)	(218)	(270,989)
Total stockholders’ equity	$61,144	$(3,396)	$57,748

The consolidated balance sheet and the consolidated statement of stockholders’ equity as of June 30, 2022 have been adjusted as shown in the table below.

	As of June 30, 2022
	As Previously
	Reported	Adjustment	As Adjusted

	(in thousands)
Derivative warrant liabilities	$—	$1,796	$1,796
Total liabilities	$91,531	$1,784	$93,315
Additional paid-in capital	$334,560	$(3,174)	$331,386
Accumulated deficit	$(288,472)	$1,394	$(287,078)
Total stockholders’ equity	$46,092	$(1,784)	$44,308

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Liability and equity classified warrants are valued using a Black-Scholes option model or Monte Carlo simulation model at issuance and for each reporting period when applicable.

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the three and nine months ended March 31, 2023.

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

For a complete set of the Company’s significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. There have been no significant changes to the Company’s significant accounting policies during the nine months ended March 31, 2023.

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

The Company generates Consumer Health Segment revenue (consisting of the Consumer Health Portfolio) from sales of various consumer health products through e-commerce platforms and direct-to-consumer marketing channels. Revenue is generally recognized “free-on-board” shipping point, as those are the agreed-upon contractual terms and align with the transfer of control. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from customers are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

Savings offers, rebates and wholesaler chargebacks. Reflect the terms of underlying agreements, which may vary. Accordingly, actual amounts will depend on the mix of sales by product and contracting entity. Future returns may not follow historical trends. The Company’s periodic adjustments of its estimates are subject to timed delays between the initial product sale and ultimate reporting and settlement of deductions. The Company continually monitors these provisions and does not believe variances between actual and estimated amounts have or will be material.

Revenues by Segment. Net revenue disaggregated by segment for the three and nine months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(In thousands)
Rx Segment	$13,805	$13,862	$50,486	$42,388
Consumer Health Segment	8,928	10,337	26,181	26,833
Consolidated revenue	$22,733	$24,199	$76,667	$69,221

Revenues by Geographic location. The Company’s revenues are predominately within the United States, with minimal sales in Canada.

4. Inventories

Inventories consist of raw materials, work in process and finished goods and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred $0.1 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively; and $0.2 million and $2.4 million for the nine months ended March 31, 2023 and 2022, respectively.

Inventory balances consist of the following:

	March 31,	June 30,
	2023	2022

	(In thousands)
Raw materials	$2,223	$1,814
Work in process	2,817	1,838
Finished goods	8,597	7,197
Inventory	$13,637	$10,849

5. Property and Equipment

Properties and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term.

Property and equipment consist of the following:

	March 31,	June 30,
	2023	2022

	(In thousands)
Manufacturing equipment	$2,449	$2,487
Leasehold improvements	1,003	999
Office equipment, furniture and other	1,128	1,128
Lab equipment	832	832
Property and equipment, gross	5,412	5,446
Less accumulated depreciation and amortization	(3,384)	(2,421)
Property and equipment, net	$2,028	$3,025

Depreciation and amortization expense was $0.3 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively; and $1.0 million and $1.3 million for the nine months ended March 31, 2023 and 2022, respectively.

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

The components of lease expenses are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022	Statement of Operations Classification

	(In thousands)
Lease cost:
Operating lease cost	$360	$316	$1,076	$942	Operating expenses
Short-term lease cost	27	65	71	130	Operating expenses
Finance lease cost:
Amortization of leased assets	14	18	51	55	Cost of sales
Interest on lease liabilities	2	3	7	11	Other (expense), net
Total net lease cost	$403	$402	$1,205	$1,138

Supplemental balance sheet information related to leases is as follows:

	March 31,	June 30,	Balance Sheet Classification
	2023	2022

	(In thousands)
Assets:
Operating lease assets	$2,367	$3,271	Operating lease right-of-use asset
Finance lease assets	174	256	Property and equipment, net
Total leased assets	$2,541	$3,527
Liabilities:
Current:
Operating leases	$1,252	$1,227	Other current liabilities
Finance leases	91	96	Current portion of debt
Non-current
Operating leases	1,154	2,090	Other non-current liabilities
Finance leases	15	84	Debt, net of current portion
Total lease liabilities	$2,512	$3,497

Remaining lease term and discount rate used are as follows:

	March 31,	June 30,
	2023	2022
Weighted-Average Remaining Lease Term (years)
Operating lease assets	1.94	2.63
Finance lease assets	1.12	1.73
Weighted-Average Discount Rate
Operating lease assets	7.68%	7.48%
Finance lease assets	6.54%	6.43%

Supplemental cash flow information related to lease is as follows:

	Nine Months Ended
	March 31,
	2023	2022

	(In thousands)
Cash flow classification of lease payments:
Operating cash flows - operating leases	$1,076	$942
Operating cash flows - finance leases	$7	$12
Financing cash flows - finance leases	$73	$76

As of March 31, 2023, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance

	(In thousands)
2023 (remaining 3 months)	$360	$23
2024	1,379	87
2025	749	—
2026	90	—
2027	46	—
Total lease payments	2,624	110
Less: Imputed interest	(218)	(4)
Lease liabilities	$2,406	$106

7. Goodwill and Other Intangible Assets

The Company’s strategy is to continue building its portfolio of revenue-generating products by leveraging its commercial team’s expertise to build leading brands within large therapeutic and consumer health markets. As a result of focusing on building the portfolio of revenue-generating products, the Company has decided to abandon active development of its NT0502 (N-desethyloxybutynin), a new chemical entity that is for the treatment of sialorrhea, which is excessive salivation or drooling. During the nine months ended March 31, 2023, the Company incurred an impairment charge of $2.6 million related to NT0502. The Company has terminated the licensing agreement. The Company has also terminated the license agreement with Cedars-Sinai Medical Center surrounding the Healight technology platform as an additional result of terminating the development of the Healight program.

The following table provides the summary of the Company’s intangible assets as of March 31, 2023 and June 30, 2022, respectively.

	March 31, 2023
					Weighted-
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology rights	45,400	(10,077)	(3,224)	32,099	11.55
Acquired technology right	30,200	(3,610)	—	26,590	15.00
Acquired product distribution rights	11,354	(4,407)	(2,172)	4,775	6.85
	86,954	(18,094)	(5,396)	63,464	12.64
Indefinite-lived intangibles:
Acquired in-process R&D	2,600	—	(2,600)	—	Indefinite-lived
	2,600	—	(2,600)	—
Total	$89,554	$(18,094)	$(7,996)	$63,464	12.64

	June 30, 2022
					Weighted-
	Gross			Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology rights	$45,400	$(7,667)	$(3,224)	$34,509	12.33
Acquired technology right	30,200	(2,278)	—	27,922	15.75
Acquired product distribution rights	11,354	(3,581)	(2,172)	5,601	7.60
Other intangible assets	4,666	(3,004)	(1,662)	—	—
	91,620	(16,530)	(7,058)	68,032	13.35
Indefinite-lived intangibles:
Acquired in-process R&D	2,600	—	—	2,600	Indefinite-lived
	2,600	—	—	2,600
Total	$94,220	$(16,530)	$(7,058)	$70,632	13.35

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

(In thousands)
2023 (remaining 3 months)	$1,518
2024	6,074
2025	5,934
2026	5,683
2027	5,653
2028	5,553
Thereafter	33,049
Total future amortization expense	$63,464

Acquired Product Technology Rights

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

Acquired Technology Right

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

Acquired Product Distribution Rights (and Customer List)

In connection with the Innovus Acquisition, the Company obtained 35 products with a combination of over 300 registered trademarks and/or patent rights and customer lists. As of June 30, 2022, the customer list intangible asset was fully amortized.

Acquired In-Process R&D

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

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.5 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively; and $4.6 million and $6.1 million during the nine months ended March 31, 2023 and 2022, respectively.

8. Accrued liabilities

Accrued liabilities consist of the following:

	March 31,	June 30,
	2023	2022

	(In thousands)
Accrued savings offers	$18,370	$12,711
Accrued program liabilities	10,287	9,468
Accrued customer and product related fees	6,379	7,817
Product return reserve	4,708	5,770
Accrued employee compensation	6,864	4,765
Other accrued liabilities	2,977	3,656
Total accrued liabilities	$49,585	$44,187

Savings offers represent programs for the Company’s patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted.

Program liabilities include government rebates.

Customer and product related fees include accrued expenses and deductions for rebates, wholesaler chargebacks and fees, and other product-related fees and deductions such as royalties for Pediatric Portfolio products, accrued distributor fees, and Medicaid liabilities.

Accrued employee compensation includes sales commissions, vacation earned, and accrued payroll.

Other accrued liabilities consist of accrued license fees, legal settlements, professional fees, credit card liabilities, taxes payable, and samples expense.

9. Other Liabilities

	March 31,	June 30,
	2023	2022

	(In thousands)

Fixed payment arrangements	$10,678	$13,051
Operating lease liabilities	2,406	3,317
Contingent value rights	465	578
Contingent consideration	—	396
Other	1,821	815
Total other liabilities	15,370	18,157
Less: current portion	(7,450)	(5,359)
Total other liabilities, noncurrent	$7,920	$12,798

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

On June 21, 2021, the Company entered into a Waiver, Release and Consent pursuant to which the Company paid $2.8 million to the investor in partial satisfaction of the fixed obligation. The Company agreed to pay the remaining fixed obligation of $3.0 million in six equal quarterly payments of $0.5 million each over six quarters beginning September 30, 2021. The Company accounted for the Waiver, Release and Consent as a debt and remeasured the related liabilities using a discounted cash flow model. This fixed payment arrangement was paid in full by January 2023.

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell the product in the United States. The initial term of the agreement was 20 years. The Company will pay Tris a royalty equal to 23.5% of net sales. The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of net revenues. As of March 31, 2023, the fixed payment arrangement balance was $1.7 million in other current liabilities and $2.6 million in other non-current liabilities on the condensed consolidated balance sheet.

On May 12, 2022, the Company entered into an agreement with Tris to terminate the Tuzistra XR License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $9.0 million, which reduced our total liability for minimum payments by approximately $8.0 million from the original License Agreement. As of March 31, 2023, the balance was $4.0 million in other current liabilities and $2.4 million in other non-current liabilities on the condensed consolidated balance sheet. Pursuant to the settlement agreement, if the Company does not make timely payments, it is required to pay interest on any outstanding balances at the greater of 2.5% per month and the maximum interest rate permitted by law.

Contingent Value Rights.

Contingent value rights (“CVRs”) represent contingent consideration related to the Company’s 2020 acquisition of Innovus of up to $16.0 million payable upon attainment of future performance milestones. Consideration can be satisfied in up to 470,000 shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. As of March 31, 2023, up to $5.0 million of future milestone payments potentially remain. As of March 31, 2023 and June 30, 2022, the CVRs were valued at $0.5 million and $0.6 million, respectively.

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

In connection with the Company’s 2020 acquisition of Innovus, the Company recognized approximately $0.2 million in product related contingent consideration. The fair value was based on a discounted value of the future contingent payment using a 30% discount rate based on the estimated risk that the milestones are achieved. As of March 31, 2023 and June 30, 2022, the contingent consideration balance was zero and $0.4 million, respectively.

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

On March 24, 2023, the Company and certain of its subsidiaries entered into an Amendment No. 4 (the Eclipse Amendment”) to the Loan and Security Agreement dated October 2, 2019 (as amended by Amendment No. 1, dated

March 19, 2021, Amendment No. 2, dated January 26, 2022, Amendment No. 3, dated June 1, 2022, and the Eclipse Amendment (the “Eclipse Agreement”). The Eclipse Amendment, among other things, provided for an aggregate increase of $2.0 million to the Eclipse Lender’s commitment to make revolving loans from time to time under the Eclipse Agreement and increased the maximum amount available under the revolving credit facility provided under the Eclipse Agreement to $14.5 million. The Company paid $10,000 in fees associated to the Eclipse Amendment. The ability to make borrowings and obtain advances of revolving loans under the Eclipse Agreement remains subject to a borrowing base and reserve, and availability blockage requirements.

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

The Eclipse Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2023, the Company was in compliance with the covenants under the Eclipse Loan Agreement.

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

Total interest expense on the Revolving Loans, including amortization of deferred financing costs, was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. For the nine months ended March 31, 2023 and 2022, interest expense was $0.5 million and $0.4 million, respectively.

11. Long-term Debt

Avenue Capital Loan:

On January 26, 2022 (“Closing Date”), the Company entered into a Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund, L.P.(“Avenue”) and Avenue Venture Opportunities Fund II, L.P. (Avenue 2”) as lenders (the “Avenue Capital Lenders”), and Avenue Capital Management II, L.P. as administrative agent (the “Avenue Capital Agent”), (collectively “Avenue Capital”), pursuant to which the Avenue Capital Lenders provided the Company and certain of its subsidiaries with a secured $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used to repay the Deerfield Facility.

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

In connection with the Eclipse Amendment, on March 24, 2023, Avenue amended certain Loan and Security Agreement dated January 26, 2022 (as amended by the First Amendment, dated October 25, 2022). The Avenue amendment, among other things, permitted the increase in revolving loan commitment provided by the Eclipse Lender under the Eclipse Facility.

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

The Avenue Capital Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of the Avenue Capital Lenders. A failure to comply with these covenants could permit the Avenue Capital Lenders to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2023, the Company was in compliance with the covenants under the Avenue Capital Agreement.

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

In addition to the debt discounts discussed above, the Company also incurred $0.4 million in loan origination, legal and other fees. The debt discount and issuance costs are being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 15.37%. Total interest expense, including debt discount amortization, was $0.7 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively; and $2.0 million and $0.4 million for the nine months ended March 31, 2023 and 2022, respectively.

Long-term debt consists of the following:

	March 31,	June 30,
	2023	2022

	(In thousands)
Long-term debt, due on January 26, 2025	$15,000	$15,000
Long-term, final payment fee	638	638
Unamortized discount and issuance costs	(1,053)	(1,443)
Financing leases, maturing through May 2024	106	180
Total debt	14,691	14,375
Less: current portion	(3,305)	(96)
Non-current portion of debt	$11,386	$14,279

Future principal payments of long-term debt, including financing leases, are as follows:

March 31,
(In thousands)
2023 (remaining 3 months)	$91
2024	3,230
2025	12,423
Future principal payments	15,744
Less unamortized discount and issuance costs	(1,053)
Less current portion	(3,305)
Non-current portion of debt	$11,386

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and June 30, 2022, by level within the fair value hierarchy.

		Fair Value Measurements at March 31, 2023
	Fair Value at March 31,
	2023	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Liabilities:
Contingent consideration	$—	$—	$—	$—
CVR liability	465	—	—	465
Derivative warrant liabilities	1,582	—	—	1,582
Total	$2,047	$—	$—	$2,047

		Fair Value Measurements at June 30, 2022
	Fair Value at June 30,
	2022	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Liabilities:
Contingent consideration	$396	$—	$—	$396
CVR liability	578	—	—	578
Derivative warrant liabilities	1,796	—	—	1,796
Total	$2,770	$—	$—	$2,770

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the nine months ended March 31, 2023:

	CVR	Contingent	Derivative	Fixed Payment
	Liability	Consideration	Warrant Liabilities	Arrangement

	(In thousands)
Balance as of June 30, 2022	$578	$396	$1,796	$13,051
Included in earnings	(113)	(391)	(6,167)	1,202
Purchases, issues, sales and settlements:
Issues	—	—	5,953	—
Settlements	—	(5)	—	(3,575)
Balance as of March 31, 2023	$465	$—	$1,582	$10,678

Significant Assumptions

Significant assumptions used in valuing CVRs were as follows:

March 31,
2023
Leveraged Beta	0.82
Market risk premium	6.35%
Risk-free interest rate	4.79%
Discount	21.25%
Company specific discount	10.00%

Significant assumptions used in valuing derivative warrant liabilities at issuance date were as follows:

August 9,
2022
Expected volatility	89.89%
Equivalent term (years)	4.11
Risk-free rate	3.09%
Dividend yield	0.00%

Significant assumptions used in valuing derivative warrant liabilities were as follows:

March 31,
2023
Expected volatility	75.51%
Equivalent term (years)	3.84 - 4.44
Risk-free rate	3.65 - 3.73%
Dividend yield	0.00%

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

Legal Proceeding

Aponowicz and Paguia Class-Action Securities Litigations. A putative class action was filed on February 9, 2022 in the Delaware Chancery Court by Rafal Aponowicz derivatively and on behalf of all Aytu stockholders, challenging the grant in 2021 of certain stock option awards to directors and officers. The stockholder contends those awards were in amounts exceeding the shares available under the Company’s 2015 equity incentive plan and that the directors therefore breached their fiduciary duties and breached a purported contract between them and stockholders. The Complaint seeks rescission of the awards, unspecified damages to stockholders as a result of the awards, and attorneys’ fees. A second such action was filed by Paul John M. Paguia on March 7, 2022; Mr. Paguia asserts the same claims and seeks the same relief. The parties have agreed to settle these matters for various corporate governance modifications and the payment of plaintiffs’ attorneys’ fees. The settlement was approved by the Court of Chancery of the State of Delaware in March 2023. As of March 31, 2023, the Company had $0.4 million accrued for finalized settled plaintiff attorney fees.

14. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share.

Included in the common stock outstanding are 48,818 shares of unvested restricted stock issued to executives, directors and employees.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of March 31, 2023, approximately $40.4 million remains available under the 2020 Shelf. This availability is subject to SEC 1.B.6 limitation to the Form S-3.

On June 4, 2021, the Company entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the nine months ended March 31, 2023, the Company issued 699,929 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $2.9 million. As of March 31, 2023, the Company had approximately $2.0 million of capacity under the ATM Sales Agreement due to baby self-limitations. As our market capitalization increases, these limitations will be adjusted and the Company will be able to issue additional ATM sales.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of March 31, 2023, approximately $82.4 million remained available under the 2021 Shelf. This availability is subject to SEC 1.B.6 limitation to the Form S-3.

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

15. Equity Incentive Plans

Aytu 2015 Plan. On June 1, 2015, the Company’s stockholders approved the 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”), which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock and other equity awards for up to an aggregate of 150,000 shares of common stock. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the 2015 Plan will be added back to the shares of common stock available for issuance under the Aytu 2015 Plan. On February 13, 2020, the Company’s stockholders approved an increase to 250,000 total shares of common stock in the Aytu 2015 Plan. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards have a vesting period ranging from 4 to 10 years, whereas the restricted stock units have a vesting period of 4 years. As of March 31, 2023, the Company had 84,554 shares that are available for grant under the Aytu 2015 Plan.

Neos 2015 Plan. Pursuant to the Neos Merger, the Company assumed 3,486 stock options and 1,786 restricted stock units (RSUs) previously granted under Neos plan. Accordingly, on April 19, 2021, the Company registered 5,272 shares of its common stock under the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the "Neos 2015 Plan") with the SEC. The terms and conditions of the assumed equity securities will stay the same as they were under the previous Neos plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years. As of March 31, 2023, the Company had 2,579 shares that are available for grant under the Neos 2015 Plan.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2022	3,899	$209.70	7.77
Granted	49,212	4.00
Forfeited/Cancelled	(152)	126.84
Expired	(175)	131.45
Outstanding at March 31, 2023	52,784	$18.42	9.31

Exercisable at March 31, 2023	2,920	$227.28	6.44

As of March 31, 2023, there was $0.2 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

During the nine months ended March 31, 2023, as a result of the change in members of the Company’s board, the Company accelerated unvested shares for two former members and recorded $1.5 million of non-cash equity compensation expense.

On December 19, 2022, the Company entered into a Stipulation of Compromise and Settlement (the “Stipulation”). As a part of the terms of the Stipulation, the Company agreed to rescind 25% of the aggregate 2021 grants to board members. As a result of the recission of the shares, the Company recorded $0.6 million in non-cash compensation during the three months ended December 31, 2022.

Restricted stock activity under the Aytu 2015 Plan is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	80,373	$148.91
Granted	6,825	3.79
Vested	(36,695)	135.41
Forfeited/Cancelled	(6,689)	135.66
Unvested at March 31, 2023	43,814	$139.63

As of March 31, 2023, there was $4.9 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.4 years.

The Company previously issued 4 shares of restricted stock outside the Aytu 2015 Plan, which vest in July 2026. On January 17, 2022, the Company granted 5,000 shares of restricted stock to a member of its management team outside of the Aytu 2015 Plan. As of March 31, 2023, there was $0.1 million total unrecognized costs related to non-vested restricted stock outside of the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

RSUs activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	8,500	$25.88
Vested	(2,580)	26.85
Unvested at March 31, 2023	5,920	$25.42

As of March 31, 2023, there was $0.1 million total unrecognized compensation costs related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

Stock-based compensation expense related to the fair value of stock options and restricted stock and RSUs was included in the condensed consolidated statements of operations as set forth in the below table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(in thousands)

Cost of sales	$4	$7	$12	$24
Research and development	2	73	25	467
Selling and marketing	3	23	9	51
General and administrative	893	1,167	5,100	3,476
Total stock-based compensation expense	$902	$1,270	$5,146	$4,018

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

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2022	433,174	$92.60	4.73
Warrants issued	1,353,047	3.28	5.00
Warrants exercised	(87,500)	0.02	5.00
Warrants expired	(17,414)	1,200.77	—
Outstanding March 31, 2023	1,681,307	$13.41	4.30

17. Net Loss per Common Share

Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of the Company.

The following table sets forth securities that are considered anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

	March 31,
	2023	2022
Warrants to purchase common stock - liability classified	1,642,235	377,893
Warrant to purchase common stock - equity classified	39,072	56,486
Employee stock options	52,784	4,193
Employee unvested restricted stock	48,818	106,874
Employee unvested restricted stock units	5,920	7,724
Total	1,788,829	553,170

18. License Agreements

Healight

In April 2020, we entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential esophageal and nasopharyngeal uses of Healight. The agreement with Cedars-Sinai grants us a license to all patent and development related technology rights for the intra-corporeal therapeutic use of ultraviolet light in the field of endotracheal and nasopharyngeal applications. As a result of the focus on revenue growth of our commercial business we have terminated the licensing agreement with Cedars-Sinai Medical Center, effective May 9, 2023.

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

In April 2023, the Company returned the NT0502 rights to NeuRx in exchange for and receive a royalty and potential milestone payments on amounts received for future revenue generated by NeuRx (or a future licensee) on NT0502.

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

Shire

In July 2014, Neos entered into a Settlement Agreement and an associated License Agreement (the “2014 License Agreement”) with Shire LLC (“Shire”) for a non-exclusive license to certain patents for certain activities with respect to Neos’ New Drug Application (the “NDA”) No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet. In accordance with the terms of the 2014 License Agreement, following the receipt of the approval from the FDA for Adzenys XR-ODT, Neos paid an up-front, non-refundable license fee of an amount less than $1.0 million in February 2016. Neos is paying a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents. The settlement agreement expires May of 2023.

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

The royalties are recorded as cost of sales in the same period as the net sales upon which they are calculated.

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

Select financial information for these segments is as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

	(In thousands)
Consolidated revenue:
Rx Segment	$13,805	$13,862	$50,486	$42,388
Consumer Health Segment	8,928	10,337	26,181	26,833
Consolidated revenue	$22,733	$24,199	$76,667	$69,221

Consolidated net loss:
Rx Segment	$(5,777)	$(52,529)	$(10,931)	$(88,577)
Consumer Health Segment	(1,423)	(762)	(3,663)	(4,113)
Consolidated net loss	$(7,200)	$(53,291)	$(14,594)	$(92,690)

	March 31,	June 30,
	2023	2022

	(In thousands)
Total assets:
Rx Segment	$131,982	$121,377
Consumer Health Segment	15,234	16,246
Consolidated assets	$147,216	$137,623

20. Subsequent Events

Sublease a portion of Grand Prairie Facility

On April 27, 2023, the Company entered into an agreement with AMT Manufacturing Solutions, LLC (“AMTMS”) to sublease 22,909 square feet of its manufacturing facility in Grand Prairie, Texas (“Sublease Agreement”). The Sublease Agreement is subject and subordinate to that certain Commercial Lease Agreement by and between the Company, as successor-in-interest to PharmaFab, Inc., as tenant, and Riverside Business Green, LP, as Landlord, as successor-in-interest to Walstib, L.P., as landlord, dated June 29, 1999, as amended, and expiring on December 31, 2024.

The sublease will commence on May 15, 2023. The expansion date (“Expansion Date”) will commence as early as April 1, 2024 but no later than December 31, 2024, which date shall be designated by the Company by written notice to AMTMS not less than thirty (30) days prior to the Expansion Date. The subleased property shall be expanded to include the remaining 54,203 square feet of the Company’s manufacturing facility. The Sublease Agreement will terminate on December 31, 2024.

Under the terms of the Sublease Agreement, AMTMS will pay the Company base rent of $20,045 per month through December 31, 2023 and $21,000 per month from January 1, 2024 through the Expansion Date. Beginning on the Expansion Date, base rent will be $70,686 per month through the expiration of the Sublease Agreement. In addition to the base rent, AMTMS will pay the Company certain operating expenses incurred by the Company. AMTMS will pay a security deposit of $90,731 to the Company which will be applied to rent payments if certain conditions are met.

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

Objective

The purpose of the Management Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three and nine months ended March 31, 2023, and our financial condition as of March 31, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and notes.

Overview

We are a commercial-stage pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. We operate through two business segments (i) the Rx segment, consisting of prescription pharmaceutical products sold primarily through third party wholesalers and (ii) the Consumer Health segment, which consists of various consumer health products sold directly to consumers. We currently manufacture our products for the treatment of attention deficit hyperactivity disorder (“ADHD”) at our manufacturing facility and use third party manufacturers for our other prescription and consumer health products.

We have incurred significant losses in each year since inception. Our net losses were $7.2 million for the three months ended March 31, 2023, and $14.6 million for the nine months ended March 31, 2023. As of March 31, 2023, and June 30, 2022, we had accumulated deficits of $301.7 million and $287.1 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including the integration of our acquisitions. As of March 31, 2023, we did not have sufficient working capital to cover our cash needs to fund planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern.

Company Strategy

In the first quarter of fiscal 2023, we announced that we will focus our efforts on accelerating the growth of our commercial business and achieving operating cash flows. To achieve these goals, we have indefinitely suspended active development of our clinical development programs. The suspension of these programs is expected to save over $20 million in projected future study costs over the next three fiscal years.

In April 2020 we entered into a licensing agreement with Cedars-Sinai Medical Center (“Cedars-Sinai”) to secure worldwide rights to various potential esophageal and nasopharyngeal uses of Healight. The agreement with Cedars-Sinai grants us a license to all patent and development related technology rights for the intra-corporeal therapeutic use of ultraviolet light in the field of endotracheal and nasopharyngeal applications. In April 2023, we ceased all development of Healight and are in the process of returning materials and intellectual property to Cedars-Sinai. We terminated the Healight license, effective May 9, 2023.

In October 2018, Neos entered into an Exclusive License Agreement (“NeuRx License”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted Neos an exclusive, worldwide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, referred to as NT0502. NT0502 is a new chemical entity that was being developed for the treatment of sialorrhea, which is excessive salivation or drooling. In April 2023, we returned the NT0502 rights to NeuRx in exchange for and receive a royalty and potential milestone payments on amounts received for future revenue generated by NeuRx (or a future licensee) on NT0502.

Our commercial business includes the Rx segment and the Consumer Health segment.

Business Environment

COVID-19 Pandemic

The ongoing COVID-19 pandemic continues to impact the global economy and create economic uncertainties. We believe COVID-19 has negatively impacted the market for prescription products and disrupted the reliability of the supply chain. The extent to which COVID-19 continues to negatively impact our business in the future will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the new variants of coronavirus, the actions taken to contain the coronavirus or treat its impact, and the continued impact of each of these items on the economies and financial markets in the United States and abroad. While the Biden administration has announced that the COVID-19 emergency declaration will end May 11, 2023 and states and jurisdictions have rolled back stay-at-home and quarantine orders, it is difficult to predict what the lasting impact of the pandemic will be, and if we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operation and financial condition. In addition, a recurrence or impact from new strains of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We will continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

Inflationary pressure and supply chain disruptions

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

Debt and Equity financing

On March 24, 2023, the Company and certain of its subsidiaries entered into an Amendment No. 4 (the “Eclipse Amendment”) to the Loan and Security Agreement dated October 2, 2019 (as amended by Amendment No. 1, dated March 19, 2021, Amendment No. 2, dated January 26, 2022, Amendment No. 3, dated June 1, 2022, and the Eclipse Amendment, (the “Eclipse Agreement”). The Eclipse Amendment, among other things, provided for an aggregate increase of $2.0 million to the Eclipse Lender’s commitment to make revolving loans from time to time under the Eclipse Agreement and increased the maximum amount available under the revolving credit facility provided under the Eclipse Agreement to $14.5 million. The ability to make borrowings and obtain advances of revolving loans under the Eclipse Agreement remains subject to a borrowing base and reserve, and availability blockage requirements.

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

During the nine months ended March 31, 2023, we issued 699,929 shares of common stock under the ATM Sales Agreement (as defined below) with total gross proceeds of approximately $3.0 million before deducting commissions of 3% and other offering expenses including legal and audit fees.

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

RESULTS OF OPERATIONS

Three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022.

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2023	2022	Change	2023	2022	Change

	(In thousands)
Product revenue, net	$22,733	$24,199	$(1,466)	$76,667	$69,221	$7,446
Cost of sales	9,990	11,513	(1,523)	28,599	31,780	(3,181)
Gross profit	12,743	12,686	57	48,068	37,441	10,627

Operating expenses
Research and development	856	3,282	(2,426)	3,630	9,409	(5,779)
Advertising and direct marketing	5,025	5,116	(91)	14,072	14,646	(574)
Other selling and marketing	7,779	4,627	3,152	19,394	14,054	5,340
General and administrative	7,177	7,616	(439)	22,517	23,785	(1,268)
Impairment expense	—	45,196	(45,196)	2,600	64,649	(62,049)
Gain from contingent consideration	(734)	(1,234)	500	(504)	(682)	178
Amortization of intangible assets	1,198	1,504	(306)	3,593	4,546	(953)
Total operating expenses	21,301	66,107	(44,806)	65,302	130,407	(65,105)
Loss from operations	(8,558)	(53,421)	44,863	(17,234)	(92,966)	75,732
Other income (expense)
Other (expense) income, net	(1,215)	(32)	(1,183)	(3,527)	4	(3,531)
Gain on extinguishment of debt	—	169	(169)	—	169	(169)
Gain (loss) on derivative warrant liabilities	2,573	(7)	2,580	6,167	(7)	6,174
Total other income (expense)	1,358	130	1,228	2,640	166	2,474
Loss before income tax	(7,200)	(53,291)	46,091	(14,594)	(92,800)	78,206
Income tax benefit	—	—	—	—	(110)	110
Net loss	$(7,200)	$(53,291)	$46,091	$(14,594)	$(92,690)	$78,096

Product revenue, net

In the three and nine months ended March 31, 2023, net product revenue decreased by $1.5 million, or 6%, and increased by $7.4 million, or 11%, compared to the three and nine months ended March 31, 2022, respectively. The decrease during the three months ended March 31, 2023 was primarily due to the resetting of patient deductibles at the beginning of calendar year 2023, changes in Rx Segment payer mix, and the Consumer Health Segment transitioning from direct mail to e-commerce, reducing operating losses. The increase during the nine months ended March 31, 2023 was primarily driven by product growth of our Pediatric Portfolio and ADHD Portfolio. These increases were partially offset by a modest decrease in Consumer Health products due to a change of focus on e-commerce, and supply chain issues.

Gross margins

In the three and nine months ended March 31, 2023, gross profit increased by 0%, and 28%, compared to the three and nine months ended March 31, 2022, respectively. The increase during the nine months ended March 31, 2023 was primarily driven by net revenue increases as described above. Gross margin percentage was 56% and 63% for the three and nine months ended March 31, 2023, compared to 52% and 54% for the same periods ended March 31, 2022. The improvements were primarily due to higher net revenues and cost saving efficiencies in the Pediatric Portfolio. Gross margin improvements in the ADHD Portfolio were due to efficiencies in production related to higher demand for products.

Research and development

In the three and nine months ended March 31, 2023, research and development expense decreased by $2.4 million, or 74%, and $5.8 million, or 61%, compared to the same periods ended March 31, 2022. Our research and development costs were primarily associated with AR101 and to a lesser extent, the development of Healight and support for our commercialized products. In October 2022, we announced the suspension of the development of AR101 and Healight to focus on our commercial operations. As a result, research and development spending significantly declined. We expect our research and development expenses to decrease from current levels as a result of our focus on commercial operations.

Advertising and direct marketing

In the three and nine months ended March 31, 2023, advertising and direct marketing expense was consistent with the three and nine months ended March 31, 2022. Advertising and direct marketing expense include direct-to-consumer marketing, advertising, sales, and customer support and processing fees related to our Consumer Health segment. Advertising and direct marketing can fluctuate materially between periods based on the timing of marketing campaigns.

Other selling and marketing

In the three and nine months ended March 31, 2023, other selling and marketing expense increased by $3.2 million, or 68%, and $5.3 million, or 38%, compared to the same periods ended March 31, 2022. The increases were primarily driven by commission expense based on subscriptions generated by our sale force and commercial marketing program fees.

General and administrative

In the nine months ended March 31, 2023, general and administrative expense decreased by $1.3 million, or 5% compared to the same period ended March 31, 2022. The decrease is primarily a result of ongoing cost-cutting initiatives associated with our acquisition of Neos.

Gain or loss from contingent consideration

We fair value our acquisition-related contingent consideration based on our projected results, any changes are reflected through income or expense.

Impairment expense

Due to increased focus on our commercial efforts, we ceased active development of our NT0502 product candidate. As a result, we are returning the intellectual property and terminating the Exclusive License Agreement with NeuRx entered into in October 2018. In the nine months ended March 31, 2023, we incurred an impairment charge of $2.6 million related to these decisions.

In the three months ended March 31, 2022, we recognized total impairment expense of $45.2 million, consisting of (i) $37.7 million in goodwill impairment, (ii) $4.9 million intangible assets write-down, (iii) $2.0 million inventory write-down, (iv) $0.4 million other assets write-down and (v) $0.2 million property and equipment write-down. In the nine months ended March 31, 2022, we recognized total impairment expense of $64.6 million, consisting of (i) $57.2 million in goodwill impairment, (ii) $4.9 million intangible assets write-down, (iii) $2.0 million inventory write-down, (iv) $0.4 million other assets write-down and (v) $0.2 million property and equipment write-down. The impairment expense related to write-down of assets was due to the discontinuation of commercializing certain products in our BioPharma Segment. See Note 7 – Goodwill and Other Intangible Assets in the accompanying unaudited consolidated financial statements for further information.

Amortization of intangible assets

In the three and nine months ended March 31, 2023, amortization expense of intangible assets, excluding amounts included in cost of sales, decreased by $0.3 million, or 20%, and $1.0 million, or 21%, compared to the same periods ended March 31, 2022. The decreases were primarily related to the smaller intangible asset base due to the impairments of certain intangible assets during the fiscal 2022 year.

Unrealized gain or loss from derivative warrant liabilities

We calculate the fair value of derivative warrant liabilities using either the Black-Scholes option model or the Monte Carlo simulation model and are revalued at each reporting period, changes are reflected through income or expense.

Other (expense) income, net

In the three and nine months ended March 31, 2023, other (expense) income, net, increased by $1.2 million and $3.5 million, compared to the same periods ended March 31, 2022. Other (expense) income, net, includes interest expense, accretion from fixed payment arrangements, and other income. In the three months ended March 31, 2022, we received payments related to the divestiture of Natesto, which was recorded as other income. In the three months ended March 31, 2023, we did not receive such payments.

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

Shelf Registrations

On September 28, 2021, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of March 31, 2023, approximately $82.4 million remains available under the 2021 Shelf. This availability is subject to SEC 1.B.6 1limitations of Form S-3.

On June 8, 2020, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). As of March 31, 2023, approximately $40.4 million remains available under the 2020 Shelf. This availability is subject to SEC 1.B.6 1limitations of Form S-3.

On June 4, 2021, we entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by us of up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the nine months ended March 31, 2023, we issued 699,929 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $2.9 million. As of March 31, 2023, we had approximately $2.0 million of capacity under the ATM Sales Agreement due to baby self-limitations. As our market capitalization increases, these limitations will be adjusted and we will be able to issue additional ATM sales.

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

Eclipse Loan Agreement

The Eclipse Loan Agreement, as amended, provides us with up to $14.5 million in Revolving Loans, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bore interest at LIBOR, plus 4.50% through April 2022. Beginning in May 2022 through maturity, the Revolving Loans bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum Revolving Loans amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Eclipse Loan Agreement, as amended, is January 26, 2025.

Cash Flows

The following table shows cash flows for the nine months ended March 31, 2023, and 2022:

	Nine Months Ended March 31,		Increase
	2023	2022	(Decrease)

	(In thousands)
Net cash used in operating activities	$(14,494)	$(21,728)	$(7,234)
Net cash provided by (used in) investing activities	$38	$(3,207)	$(3,245)
Net cash provided by financing activities	$14,275	$2,647	$11,628

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including impairment, stock-based compensation expense, gain or loss on derivative warrant liabilities, depreciation, amortization and accretion, and other charges.

During the nine months ended March 31, 2023, net cash used in operating activities totaled $14.6 million. The use of cash was primarily the result of the increase in accounts receivable, inventory, and prepaid expenses, offsetting these increases was an increase in accounts payable and accrued expenses.

During the nine months ended March 31, 2022, net cash used in operating activities totaled $21.7 million. The use of cash was approximately $70.7 million less than the net loss, primarily due to non-cash charges of goodwill and long-lived asset impairment, depreciation, amortization and accretion, stock-based compensation, inventory write-down and loss from change in fair values of contingent consideration. These non-cash charges were partially offset by non-cash credits of amortization of debt premium, and gain from change in fair values of contingent value rights. In addition, our use of cash decreased due to changes in working capital, including decreases in accounts receivable and prepaid expense and other current assets, increase in accrued liabilities, offset by a decrease in accounts payable.

Net Cash Provided by (Used in) Investing Activities

Net cash flows provided by investing activities were nominal in the nine months ended March 31, 2023.

Net cash used in investing activities of $3.2 million during the nine months ended March 31, 2022 was primarily due to $3.1 million payment of contingent consideration to Tris.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $14.4 million during the nine months ended March 31, 2023, was primarily from $9.1 million of proceeds from our August 2022 equity raise, $6.6 million of additional net borrowing made under our short-term line of credit, and $2.9 million net proceeds from our sales under the ATM Sales Agreement; partially offset by fixed payment arrangements totaling $4.1 million and stock issuance costs of $1.0 million.

Net cash provided by financing activities of $2.6 million during the nine months ended March 31,2022 was primarily from $15.0 million proceeds from long-term debt and $11.9 million net proceeds from issuance of our common stock, partially offset by $16.1 million full repayment of long-term debt, $4.5 million net reduction in our revolving loan, $3.2 million in payments of fixed payment arrangements, and $0.4 million payment of debt issuance costs.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 – Commitments and Contingencies in the accompanying condensed consolidated financial statements for further information.

On May 12, 2022, we entered into an agreement with Tris Pharma Inc. (“Tris”) to terminate the License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, we agreed to pay Tris a total of $6 million to $9 million, which reduced our total liability for minimum payments by approximately $8 million from the original License Agreement. As of March 31, 2023, the balance was $6.4 million on the condensed consolidated balance sheet. Pursuant to the settlement agreement, if the Company does not make timely payments, it is required to pay interest on any outstanding balances at a rate equal to the greater of (i) 2.5% per month and (ii) the maximum interest rate permitted by applicable law.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments based driven on sales. As of March 31, 2023, up to $4.2 million of fixed and product milestone payments based on net sales remain.

In connection with the February 2020 acquisition of Innovus Pharmaceuticals, Inc. (“Innovus”), all of Innovus’ shares were converted to our common stock and CVRs, which represents contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones. As of March 31, 2023, up to $5.0 million of potential CVR milestone payments remain.

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

Item 4. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, specifically, with regards to warrants. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Previous Disclosure of Material Weakness in Internal Controls Over Financial Reporting

As disclosed in our September 30, 2022 Form 10Q/A, we identified a material weakness in controls over the accounting for complex warrant issuances and the classification of these issued warrants. This material weakness resulted in the failure to prevent material adjustments in accounting for the warrants as equity classification when the warrants should have been classified as liabilities and marked to market each reporting period. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, other literature, and consultation with third-party experts, we did not classify the warrants correctly.

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

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that have material effect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Aponowicz and Paguia Class-Action Securities Litigations. A putative class action was filed on February 9, 2022 in the Delaware Chancery Court by Rafal Aponowicz derivatively and on behalf of all Aytu stockholders, challenging the grant in 2021 of certain stock option awards to directors and officers. The stockholder contends those awards were in amounts exceeding the shares available under the Company’s 2015 equity incentive plan and that the directors therefore breached their fiduciary duties and breached a purported contract between them and stockholders. The Complaint seeks rescission of the awards, unspecified damages to stockholders as a result of the awards, and attorneys’ fees. A second such action was filed by Paul John M. Paguia on March 7, 2022; Mr. Paguia asserts the same claims and seeks the same relief. The parties have agreed to settle these matters for various corporate governance modifications and the payment of plaintiffs’ attorneys’ fees. The settlement was approved by the Court of Chancery of the State of Delaware in March 2023. As of March 31, 2023, the Company had $0.4 million accrued for finalized settled plaintiff attorney fees.

Witmer Class-Action Securities Litigation. A shareholder derivative suit was filed on September 12, 2022 in the Delaware Chancery Court by Paul Witmer, derivatively and on behalf of all Aytu stockholders, against Armistice Capital, LLC, Armistice Capital Master Fund, Ltd., Steve Boyd (Armistice’s Chief Investment Officer and Managing Partner, and a former director of Aytu), and certain other current and former directors of Aytu, Joshua Disbrow, Gary Cantrell, John Donofrio, Jr., Michael Macaluso, Carl Dockery and Ketan B. Mehta. Plaintiff amended the complaint on April 5, 2023. The Amended Complaint drops Mr. Macaluso as a defendant and alleges that (i) Armistice facilitated the sale of assets of Cerecor in 2019 and Innovus in 2020 to Aytu in exchange for convertible securities which it subsequently converted and sold at a profit on the open market; (ii) the Armistice defendants breached their fiduciary duties, were unjustly enrichment and wasted corporate assets in connection with these acquisitions; (iii) the Armistice defendants breached their fiduciary duties by engaging in as insider trading; and (iv) the other directors breached their fiduciary duties, and aided and abetted the Armistice defendants breaches of fiduciary duties, in connection with these acquisitions. The Amended Complaint seeks unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees. While we believe that this lawsuit is without merit and we intend to vigorously defend against it, we are not able to predict at this time whether this proceeding will have a material impact on our financial condition or results of operations.

Sabby Litigation. A complaint was filed on February 22, 2023 in the Supreme Court of the State of New York by Sabby Volatility Warrant Master Fund LTD (“Sabby”) and Walleye Opportunities Master Fund Ltd (“Walleye”), holders of certain warrants to purchase common stock, against the Company. The complaint alleges that the Company improperly adjusted the exercise price of the warrants and miscalculated the number of shares the warrantholders may receive, and that the Company failed to provide prompt notice to the warrantholders of such adjustment. The complaint seeks a declaratory judgment of the warrant share calculation, that 575,000 warrant shares be due to Sabby on exercise of its warrants rather than 312,908 shares, and that 100,000 warrant shares be due to Walleye on exercise of its warrants rather than 54,146 shares. While we believe that this lawsuit is without merit and we intend to vigorously defend against it, we are not able to predict at this time whether this proceeding will have a material impact on our financial condition or results of operations.

Stein Litigation. Cielo Stein (“Stein”), a former territory manager, filed a complaint on February 1, 2023 in Jefferson County Circuit Court in Kentucky against the Company and its wholly-owned subsidiary Neos Therapeutics. The complaint alleges that Aytu retaliated against Stein in violation of the Kentucky Civil Rights Act after she opposed what she contends was unwelcome behavior by her supervisor. The complaint also alleges that the Company’s response to Stein’s subsequent complaint to human resources was inadequate. The complaint seeks an award of unspecified compensatory damages, emotional-distress damages, and attorneys’ fees and costs. The Company removed the lawsuit to the United States District Court for the Western District of Kentucky and filed a motion to dismiss the complaint, which is pending. Due to the early stage of litigation, we are not able to predict at this time whether this proceeding will have a material impact on our financial condition or results of operations, and intend to vigorously defend this case in the event it is not dismissed.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

3.1	Certificate of Amendment to the Certificate of Incorporation of Aytu BioPharma, Inc.	8-K	01/05/2023	3.1

10.1

Amendment No. 4 to Loan and Security Agreement by and among Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC, Neos Therapeutics, LP, Neos Therapeutics Commercial, LLC, PharmaFab Texas, LLC, Aytu Therapeutics, LLC, Innovus Pharmaceuticals, Inc., Semprae Laboratories, Inc., Novalere, Inc., Delta Prime Savings Club, Inc. and Eclipse Business Capital LLC, dated March 24, 2023.

X

10.2	Second Amendment to Loan Documents by and among Avenue Capital Management II L.P., certain lenders and Aytu BioPharma, Inc., dated March 24, 2023.				X

10.3#&	Settlement and Termination of License Agreement between the Registrant and TRIS Pharma, Inc., dated May 12, 2022..				X

31.1	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certificate of the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101

XBRL (extensible Business Reporting Language). The following materials from Aytu BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

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

AYTU BIOPHARMA, INC.

Date: May 11, 2023	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer