Form 10-K
period 2023-06-30
AYTU BIOPHARMA, INC
filed 2023-10-12
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38247

AYTU BIOPHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-0883144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7900 East Union Avenue Suite 920 Denver, Colorado	80237
(Address of principal executive offices)	(Zip Code)

(720) 437-6580

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AYTU	The NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of December 30, 2022 was $12.3 million based on the closing price of $3.80 as of that date.

As of September 20, 2023, there were 5,530,027 shares of common stock issued and outstanding.

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

Unless otherwise indicated or unless the context otherwise requires, references in this Form 10-K to the “Company,” “Aytu,” “we,” “us,” or “our” are to Aytu BioPharma, Inc. and its wholly owned subsidiaries.

This Annual Report on Form 10-K refers to trademarks, such as Aytu, Adzenys XR-ODT, Cotempla XR-ODT, FlutiCare, Innovus Pharma, Neos, OmepraCare, Poly-Vi-Flor, Regoxidine, and Tri-Vi-Flor which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

Summary of Risk Factors

The following list summarizes what we believe to be the principal risks relevant to our company. The following summary is further elaborated on by the full text of the risk factors provided in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended June 30, 2023. All capitalized terms in this section not defined herein shall have the meanings given to them elsewhere in this Annual Report. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

Risks Related to Our Business and Financial Position

●	We have incurred losses since our inception and may incur continued losses in the future. We may never achieve or maintain profitability, and we may require additional capital to fund our operations.

●

Our failure to comply with the covenants or other terms of the loan and security agreement with Avenue Capital and our secured revolving loans with Eclipse could result in a default under those agreements that could materially and adversely affect the ongoing viability of our business.

●Our credit facility agreements contain restrictions that limit our flexibility in operating our business.

●	We have indefinitely suspended development of our AR101 (enzastaurin) clinical development program and shifted our strategic focus towards accelerating the growth of our commercial business.

Risks Related to Commercialization

●

If we are unable to successfully commercialize our commercial prescription products, our business, financial condition and results of operations may be materially adversely affected, and the price of our common stock may decline.

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

●

If we or our contract manufacturing organizations (“CMOs”) fail to manufacture sufficient quantities of our attention deficit/hyperactivity disorder (“ADHD”) prescription products, we may be unable to meet market demand and our ability to generate revenues could be affected.

●	We may encounter manufacturing problems resulting in insufficient quantities being produced or not having access to the requisite supplies.

●

If we do not secure collaborations with strategic partners to test, commercialize and manufacture product candidates, we may not be able to successfully develop products and generate meaningful revenues.

●

If third-party payors do not reimburse pharmacies or patients for our commercial prescription products or if reimbursement levels are set too low for us to sell our commercial prescription products at a profit, our ability to successfully commercialize our commercial prescription products and our results of operations will be harmed.

●

If we cannot implement and maintain effective patient affordability programs or improve formulary access for our commercial prescription products in the face of increasing payor pressures, the adoption of our commercial prescription products by physicians and patients may decline.

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

●	We may become involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which could be uncertain and could harm our business.

Risks Related to Our Organization, Structure and Operations

●	Our efforts to expand and transform our business may require significant investments and may be unsuccessful.

●	We may have difficulties integrating acquired businesses and as a result, our business, results of operations and/or financial condition may be materially adversely affected.

●	Product liability and other lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our product candidates.

Risks Related to Securities Markets and Investment in Our Securities

●	Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

●The price of our common stock may be volatile, and you may lose all or part of your investment.

●

Future issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

●	Some provisions of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others.

General Risk Factors

●	Our business and operations would suffer in the event of system failures or security breaches whether such failure or breach was physically affected or affected via a cybersecurity failure.

●

Our sales force and other employees, third party logistics partners, CMOs, contract research organizations (“CROs”), principal investigators, collaborators, independent contractors, consultants and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

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

AYTU BIOPHARMA, INC.

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

Aytu BioPharma, Inc. (“Aytu,” the “Company”, “we”) is a pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. The Company operates through two business segments (i) the Rx Segment, consisting of prescription pharmaceutical products and (ii) the Consumer Health Segment, which consists of various consumer healthcare products (the “Consumer Health Portfolio”). We were originally incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado and were re-incorporated as Aytu BioScience, Inc in the state of Delaware on June 8, 2015. Following the acquisition of Neos Therapeutics, Inc. (“Neos”) in March 2021 (the “Neos Acquisition”), we changed our name to Aytu BioPharma, Inc.

We have incurred significant losses in each year since inception. Our net loss was $17.1 million for the year ended June 30, 2023, and as of June 30, 2023, we had an accumulated deficit of $304.1 million. We expect to continue to incur significant expenses in connection with our ongoing activities, including the integration of our acquisitions, although we do expect to become profitable following that integration and through continued growth of our commercial business.

Effective January 6, 2023, we effected a 1-for-20 reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, the share and per share information that follows in this Annual Report, other than in the historical financial statements and related notes included elsewhere in this Form 10-K, assumes the effect of the reverse stock split.

RECENT BUSINESS DEVELOPMENT

As part of our ongoing strategic evaluation and go-forward operating plan, we are prioritizing growing our Rx Segment given the encouraging prescription trends for both our attention deficit hyperactivity disorder (“ADHD”) Portfolio and Pediatric Portfolio, and the current market trends supporting our products’ growth. We believe focusing resources on our most profitable, rapidly growing products and business segments provides the most effective pathway to achieve near-term companywide profitability and continued growth. As part of our plan, we expect to monetize, divest, or otherwise discontinue the Consumer Health Segment in order to maximize profitability and, if a divestiture is made, provide us with non-dilutive capital.

In fiscal year 2023, we recorded net revenue of $73.8 million in our Rx Segment, the highest revenue achieved in our history. During the year, the ADHD market encountered several supply chain interruptions, causing a shortage of medications for these patients. We were able to increase the production of our ADHD medications, Adzenys XR-ODT (“Adzenys”), and Cotempla XR-ODT (“Cotempla”) to provide patients with alternative solutions to products that have experienced supply chain interruptions. As a result, we recorded the highest prescription levels for both Adzenys and Cotempla in 2023. Our Pediatric Portfolio products, Poly-VI-Flor, Tri-Vi-Flor and Karbinal, also recorded record prescriptions in our fiscal 2023, which was largely attributable to sales force execution and our Aytu Rx Connect program.

We currently manufacture both Adzenys and Cotempla in our facility in Grand Prairie, Texas. In an effort to reduce costs, we are in the process of transferring the manufacture of these products to a third-party manufacturer. In April 2023, we received approval from the U.S. Food & Drug Administration (“FDA”) of the Adzenys Prior Approval Supplement (“PAS”), which enables the transfer of manufacturing of Adzenys to a third-party manufacturer. In June 2023, we submitted the Cotempla PAS to the FDA. We expect to have a six-month review process for the Cotempla PAS.

AR101 (enzastaurin) is a development-stage asset we had been developing as an investigational treatment for Vascular Ehlers-Danlos Syndrome (“VEDS”), a rare connective tissue disorder for which there are no approved treatments. AR101 has received Orphan Drug Designation from both the FDA and from the European Commission, thus making AR101 eligible for market exclusivity upon product approval. AR101 also received Fast Track Designation from the FDA given the urgent, unmet need in VEDS. We do not expect the development of AR101 to advance until we are able to either fund development through operating cash flows, or through an out-license or sale to a strategic partner as we focus our resources to commercial operations.

In April 2020, we entered into a licensing agreement with Cedars-Sinai Medical Center (“Cedars-Sinai”) to secure worldwide rights to various potential esophageal and nasopharyngeal uses of Healight, an investigational ultraviolet light-based medical device platform being investigated as a prospective treatment for severe respiratory infections. The licensing agreement with Cedars-Sinai grants us a license to all patent and development related technology rights for the intra-corporeal therapeutic use of ultraviolet light in the field of endotracheal and nasopharyngeal applications. We terminated the Healight license on May 9, 2023 and are in the process of returning materials and transferring all intellectual property to Cedars-Sinai as we shift our resources to commercial purposes.

In October 2018, we entered into an Exclusive License Agreement (“NeuRx License”) with NeuRx Pharmaceuticals LLC (“NeuRx”), pursuant to which NeuRx granted Neos an exclusive, worldwide, royalty-bearing license to research, develop, manufacture, and commercialize certain pharmaceutical products containing NeuRx’s proprietary compound designated as NRX 101, subsequently referred to as NT0502. NT0502 is a new chemical entity that was being developed for the treatment of sialorrhea, which is excessive salivation or drooling. In April 2023, and in order to focus our resources on commercial operations, we returned the NT0502 rights to NeuRx in exchange for royalties and milestone payments on monies received by NeuRx from future licensing agreements, asset sales or revenue generated on NT0502.

Debt and Equity Financings

Avenue Capital Agreement

On January 26, 2022, we entered into a Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund II, L.P. (the “Avenue Capital Lenders”), collectively (“Avenue Capital”), pursuant to which the Avenue Capital Lenders provided the Company and certain of its subsidiaries with a secured $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used towards the repayment of existing debt, which was assumed through the acquisition of Neos Therapeutics.

On June 13, 2023, in conjunction with the equity financing described below, we announced that the interest-only period of the Avenue Capital Agreement was extended further upon the achievement of both the revenue-based milestone and equity raise-based milestone stipulated in the Avenue Capital Agreement. The interest-only period now extends to the January 26, 2025 maturity date.

Eclipse Loan Agreement

In connection with the Avenue Capital Agreement, we entered into a Consent, Waiver and Second Amendment to Eclipse Loan Agreement with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”), dated as of January 26, 2022 (the “Eclipse Loan Agreement”). Pursuant to the Eclipse Loan Agreement, we, among other things, extended the maturity date of the Eclipse Loan Agreement to January 26, 2025 and reduced the maximum availability under the Eclipse Loan Agreement from $25.0 million to $12.5 million minus a $3.5 million availability block.

On March 24, 2023, the Company and certain of its subsidiaries entered into Amendment No. 4 (the Eclipse Amendment”) to the Loan and Security Agreement dated October 2, 2019. The Eclipse Amendment, among other things, increased the maximum amount available under the revolving credit facility provided under the Eclipse Loan

Agreement to $14.5 million. The ability to make borrowings and obtain advances of revolving loans under the Eclipse Loan Agreement remains subject to a borrowing base and reserve, and availability blockage requirements.

Equity Financings

In August 2022, we raised gross proceeds of $10.0 million from the issuance of (i) 1,075,290 shares of our common stock, and in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 87,500 shares of its common stock (the “Pre-Funded Warrants”), and (ii) accompanying warrants (the "Common Warrants") to purchase 1,265,547 shares, as adjusted, of our common stock. We received $9.1 million in proceeds net of underwriting fees and other expenses. In August 2022, the Pre-Funded Warrants were exercised in full.

In June 2023, we raised gross proceeds of $4.0 million from the issuance of (i) 1,743,695 shares of our common stock, and (ii) in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 430,217 shares of common stock and (iii), accompanying Tranche A warrants to purchase 2,173,912 shares of common stock, (iv) and accompanying Tranche B warrants to purchase 2,173,912 shares of common stock. We received approximately $3.4 million in proceeds net of underwriting fees and other expenses.

COMMERCIAL BUSINESS OVERVIEW

We operate through two business segments (i) the Rx Segment, consisting of various prescription pharmaceutical products sold through third parties, and (ii) the Consumer Health Segment, which consists of various consumer health products sold directly to consumers. We generate revenue by selling our products through third party intermediaries in our marketing channels as well as directly to our customers. We currently manufacture our ADHD products at our facility in Grand Prairie, Texas, and use third party manufacturers for our other prescription and consumer health products.

Rx Segment

Our Rx Segment consists of our ADHD Portfolio and our Pediatric Portfolio. Our prescription products are sold solely in the United States and are distributed through multiple channels, including sales to pharmaceutical wholesalers and pharmacies, using third-party logistics enterprises.

We acquired our ADHD Portfolio in March 2021 with the acquisition of Neos Therapeutics. These commercial ADHD products are extended-release (“XR”) medications formulated in patient-friendly, orally disintegrating tablets (“ODT”) that utilize the Neos-developed microparticle modified-release drug delivery technology platform. Products containing amphetamine or methylphenidate are the most commonly prescribed medications in the United States for the treatment of ADHD. Adzenys (for patients six years of age and above) and Cotempla (for patients six to seventeen years of age) are the first and only FDA-approved amphetamine and methylphenidate extended-release, orally disintegrating tablets, respectively, for the treatment of ADHD.

Our prescription Pediatric Portfolio includes Karbinal® ER, an extended-release carbinoxamine (antihistamine) suspension indicated to treat numerous allergic conditions for patients two years and above and Poly-Vi-Flor® and Tri-Vi-Flor®, two complementary prescription fluoride-based multi-vitamin product lines containing combinations of fluoride and vitamins in liquid and chewable tablet form for infants and children with fluoride deficiency (Karbinal ER, Poly-Vi-Flor and Tri-Vi-Flor are collectively the “Pediatric Portfolio”). These products serve established pediatric markets and offer distinct clinical features and patient benefits.

We commercialize our Rx Portfolio through our internal commercial organization that includes approximately forty sales territories for our ADHD Portfolio and approximately six sales territories for our Pediatric Portfolio.

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

In July 2023, we entered into an exclusive collaboration, distribution and supply agreement with Medomie Pharma Ltd, (“Medomie”) a privately owned pharmaceutical company, for Medomie to sell Adzenys and Cotempla in Israel and the Palestinian Authority. We will supply Adzenys and Cotempla to Medomie and Medomie will seek local regulatory approvals and marketing authorizations for each. This agreement represents Aytu’s first international commercial agreement for Adzenys and Cotempla.

Consumer Health Segment

Our Consumer Health Segment is dedicated to commercializing safe and effective “over-the-counter” (“OTC”) medicines, personal care products, and dietary supplements to improve health and vitality. Our core products compete in categories such as hair loss, digestive health, urological health, diabetes management, and allergy. All products are intended to be used by consumers on a regular basis, and as such, we offer a monthly subscription program to allow for ongoing use and to simplify product ordering and use by patients. We acquired our Consumer Health Segment, previously known as Innovus Pharmaceuticals, Inc., in February 2020 (the “Innovus Acquisition”).

The Consumer Health Segment currently sells directly to consumers primarily in the United States through e-commerce platforms, including branded websites and Amazon.com which utilize marketing strategies focused on search engine optimization, search marketing and affiliate marketing. Additionally, the segment sells products through direct mail solicitations and advertisements, allowing consumers to purchase directly through business reply mail, through call centers, or online with shipment directly to their homes.

We expect to monetize, divest, or otherwise discontinue the Consumer Health Segment in order to maximize profitability and, if a divestiture is made, provide us with non-dilutive capital.

Development Portfolio – AR101

On April 12, 2021, we entered into an asset purchase agreement with Rumpus VEDS, LLC, Rumpus Therapeutics, LLC, and Rumpus Vascular, LLC (together “Rumpus”) pursuant to which we acquired commercial global licenses, relating primarily to the pediatric-onset rare disease development asset enzastaurin, or AR101. AR101 is initially being studied for the treatment of VEDS.

AR101 is an orally available investigational first-in-class small molecule, serine/threonine kinase inhibitor of the PKC beta, PI3K and AKT pathways. AR101 has been studied in more than 3,300 patients across a range of solid and hematological tumor types in trials previously conducted by Eli Lilly & Company. Harry “Hal” C. Dietz III, M.D. developed the first preclinical model that mimics the human condition and recapitulates VEDS, and this model serves as the basis for the plausible clinical benefit and rationale for conducting a clinical trial with AR101 in VEDS. This novel knock-in mouse model has the same genetic mutation most prevalent in VEDS patients and is representative of the human condition in both the timing and location of VEDS-related vascular events. The model has generated identical structural histology and mechanical characteristics, and unbiased findings demonstrated that vascular structure alone does not lead to vascular events. Objective comparative transcriptional profiling by high-throughput RNA sequencing of the aorta displayed a molecular signature for excessive PKC/ERK cell signaling that is the purported driver of disease. PKC inhibitors proved efficacious in multiple pre-clinical and murine (mice) models and indeed prevented death due to vascular rupture.

We have secured exclusive global rights to AR101 in the fields of rare genetic pediatric onset or congenital disorders outside of oncology. AR101 is protected by a suite of pending patents being pursued in major markets globally which have been licensed from The Johns Hopkins University (“Johns Hopkins”) and have an earliest priority date of March 2017. In December 2021, the FDA granted Orphan Drug Designation (“ODD”) to AR101 for the treatment of EDS, inclusive of VEDS, allowing for seven years of marketing exclusivity in the United States. The FDA has cleared the IND application for AR101, although, we do not expect to advance development of AR101 until we are able to either fund development through operating cash flows or through an out-license or sale to a strategic partner.

OUR STRATEGY

Our goal is to become a leading pharmaceutical company that improves the lives of patients and healthcare consumers. We will do this by employing a focused approach of in-licensing, acquiring, developing, and commercializing novel prescription therapeutics and consumer health products. Our primary focus is on commercializing innovative prescription products that address conditions frequently developed or diagnosed in childhood, including ADHD. We also commercialize consumer healthcare products through efficient e-commerce and direct-to-patient platforms, although we expect to monetize, divest, or discontinue the Consumer Health Segment in favor of focusing on the Rx Segment and attaining profitability.

Our strategic priorities are to continue to increase revenues from our Rx Segment and enhance our financial performance through operational and manufacturing efficiencies and portfolio prioritization. Specifically, we intend to:

●	continue to grow our commercial branded, revenue-generating products, by increasing product sales and improving patient access. Our primary commercial objective is to drive revenue growth of our ADHD and pediatric brands, which consists of Adzenys, Cotempla, Poly-Vi-Flor, Tri-Vi-Flor, and Karbinal ER. We expect to increase market share using our internal commercial organization and leveraging our advanced analytics platform to optimize sales force performance and increase both the breadth, or number of healthcare professionals (“HCPs”) prescribing our medicines, and the depth, or the number of appropriate patients per HCP for our products;
●	leverage our novel Aytu RxConnect patient support platform, which is designed to reduce access barriers to medicines facing patients and HCPs by providing coverage for all commercially insured patients, regardless of their individual insurance plan, thus establishing an affordable and predictable monthly co-pay for patients, and eliminating many of the hassles facing HCPs and their staffs by improving availability of Aytu products at participating pharmacies;
●	improve gross margins for our ADHD product franchise through the manufacturing transfer of Adzenys and Cotempla to a contract manufacturing organization, a transition that is expected to occur in early calendar 2024;

We believe our history of acquiring companies and in-licensing and acquiring products and pipeline assets, along with our success in building out commercial organizations and executing product launch and growth strategies, is a distinct competitive advantage. Our transactional adeptness and execution orientation enable us to continue to seek growth opportunities through both organic growth and opportunistic in-licensing or strategic acquisitions. Further, our commercial infrastructure and distribution capability is scalable and lends itself to additional on-market assets and future product candidates that fit within our core therapeutic focus or within our commercial capabilities and infrastructure. As such, in the near term, we may seek to leverage our commercial model and infrastructure by expanding our commercial portfolio with external product opportunities as we have done since our inception.

OUR PRODUCTS AND MARKETS

Prescription Products

ADHD Portfolio

ADHD Market and Treatment Options

ADHD is a neurobehavioral disorder characterized by a persistent pattern of inattention and/or hyperactivity/impulsivity that interferes with functioning and/or development. ADHD can have a profound impact on an individual’s life, causing disruption at school, work, home and in relationships. It is one of the most common developmental disorders in children and often persists into adulthood. The Centers for Disease Control and Prevention (“CDC”) reported that six million children in the United States ages 3 to 17 had previously received an ADHD diagnosis between 2016-2019, up 36% since 2003. Current ADHD treatment guidelines recommend a multi-faceted approach that uses medications in conjunction with behavioral interventions.

In 2022, approximately 83.5 million prescriptions for medications with ADHD labeling were written in the United States generating $21.2 billion in sales. Approximately 91% of these prescriptions were for stimulant medications, such as amphetamine and methylphenidate, which are and have remained the standard of care for several decades. The market for ADHD medications outside of the United States is less developed, but we believe it will continue to grow as recognition and awareness of the disorder increase.

Extended-release, or long-acting, dosage forms of stimulant medications are the standard of care for treating ADHD, making up approximately 43% of ADHD prescriptions. The most prescribed extended-release medications for ADHD, Adderall XR® and Concerta® (and each of their generic equivalents), are long-acting versions of previously short-acting amphetamine and methylphenidate medications, respectively. Most of these extended-release dosage forms allow for once-daily dosing in the morning, which eliminates the need to re-dose during the day. Our products, Adzenys XR-ODT and Cotempla XR-ODT, are extended-release orally disintegrating tablets that allow for once-daily dosing based upon our internally developed proprietary microparticle delivery technology and are the only approved extended-release orally disintegrating tablet formulations of amphetamine and methylphenidate for the treatment of ADHD.

There is significant competition in the ADHD market, including from well-established companies, many of whom have substantially greater financial, technical and commercial resources than we do, and entrenched existing ADHD products. For example:

●	Extended-release amphetamine products are currently marketed in the United States by (i) Takeda Pharmaceutical Company Limited under the brand names Adderall XR®, Vyvanse® and Mydayis® and (ii) Tris Pharma, Inc. (“Tris”), under the brand names Dyanavel® XR, Dyanavel® XR tablets;
●	Extended-release methylphenidate products are marketed in the United States by (i) Janssen Pharmaceuticals, Inc. under the brand name Concerta®, (ii) Tris under the brand names Quillivant XR® and QuilliChew ER®, (iii) Rhodes Pharmaceuticals LP under the brand name Aptensio XR®, (iv) Ironshore Pharmaceuticals Inc. under the brand name Jornay PM®, (v) Alora Pharmaceuticals under the name Methylphenidate HCl ER 72 mg Tablets, (vi) Novartis under the brand names Focalin XR® and Ritalin LA® and (vii) Azstarys®, a product developed by KemPharm (now Zevra Therapeutics) and sold by Corium; and
●	a non-stimulant treatment for ADHD was approved by the FDA and commercially launched by Supernus in the U.S in 2021 is being sold under the brand name Qelbree®.

Further, makers of branded drugs could also enhance their own formulations in a manner that competes with our enhancements of these drugs. We are also aware of efforts by several pharmaceutical companies with ADHD medications in clinical development, including Cingulate Therapeutics, NLS Pharma and Neurovance, a subsidiary of Otsuka Pharmaceutical Co., Ltd.

Our ADHD Product Portfolio

Our modified-release drug delivery technology platform has enabled us to create extended-release ODT formulations of amphetamine and methylphenidate. This was achieved by developing an extended-release profile that allows for once daily dosing and an ODT formulation that allows for easier administration and ingestion and twelve-hour duration of action.

Adzenys XR-ODT and Cotempla XR-ODT are the first and only XR-ODT products for the treatment of ADHD. These XR-ODT products offer unique attributes to ADHD patients and caregivers, including:

●	ease of administration and ingestion because they disintegrate rapidly in the mouth and may be taken without water;

●	taste-masking of bitter ADHD medications, with pleasant-tasting flavor;
●	prevention of “cheeking,” the practice of hiding medication in the mouth and later spitting it out rather than swallowing it; and

Adzenys XR-ODT: Amphetamine XR-ODT for the treatment of ADHD

Adzenys XR-ODT is approved by the FDA for the treatment of ADHD in patients six years and older and is the first FDA-approved amphetamine XR-ODT for the treatment of ADHD. The New Drug Application (“NDA”) for Adzenys XR-ODT relies on the efficacy and safety data that formed the basis of FDA approval for the reference listed drug, Adderall XR, 30 mg, together with bioequivalence, bioavailability, and aggregate safety data from the Adzenys XR-ODT clinical program. Adzenys XR-ODT contains amphetamine loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other tableting excipients using our patented Rapidly Disintegrating Ionic Masking (“RDIM”) technology. The result is amphetamine with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth without the need for water. Adzenys XR-ODT is available in 30-day supply, child-resistant blister packs.

The suite of composition-of-matter patents for Adzenys XR-ODT are scheduled to expire in 2026 and 2032. These patents are listed in the FDA’s publication of approved drug products with therapeutic equivalence evaluations (the “Orange Book”). In addition, we entered into a settlement agreement with Actavis Laboratories FL, Inc. (“Actavis”) (acquired by Teva Pharmaceutical Industries), which resolved all ongoing litigation involving Adzenys XR-ODT patents and Actavis’ ANDA with the FDA for a generic version of Adzenys XR-ODT. Under the agreement with Actavis, Actavis has the right to manufacture and market its approved generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances.

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

Cotempla XR-ODT: Methylphenidate XR-ODT for the treatment of ADHD

The FDA approved Cotempla XR-ODT for the treatment of ADHD in patients six to seventeen years old. The Cotempla XR-ODT NDA relies on the efficacy and safety data that formed the basis of FDA approval for the reference listed drug, Metadate CD®, together with bioavailability/bioequivalence data and efficacy/safety data from the Cotempla XR-ODT clinical program. The results of the Cotempla XR-ODT Phase 3 clinical efficacy and safety trial showed a statistically significant improvement in ADHD symptom control compared to placebo across the school day. Onset of effect was observed within one hour post-dose and persisted through 12 hours. No serious adverse events were reported during the study, and the adverse event profile was consistent with the drug’s mechanism of action.

Cotempla XR-ODT contains methylphenidate loaded onto a mixture of immediate-release and polymer-coated delayed-release resin particles, which are formulated and compressed into an ODT along with other tableting excipients using our RDIM technology. The result is methylphenidate with an in vivo extended-release profile delivered through a tablet that quickly disintegrates in the mouth. Cotempla XR-ODT is available in 30-day supply, child-resistant blister packs. Cotempla XR-ODT is the first FDA-approved methylphenidate XR-ODT for the treatment of ADHD.

We hold composition-of-matter patents in the U.S. which we expect will provide Cotempla XR-ODT intellectual property protection until 2032, and a method-of-use patent was issued which will extend protection until 2038. These patents are listed in the Orange Book. In addition, Neos entered into a settlement agreement with Teva Pharmaceuticals USA, Inc. (“Teva”), which resolved all ongoing litigation involving the Cotempla XR-ODT patents and Teva’s ANDA with the FDA for a generic version of Cotempla XR-ODT. Under the agreement with Teva, Neos granted Teva the right to manufacture and market its approved generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances.

In conjunction with the approval of the Cotempla XR-ODT NDA, the FDA required us to perform additional clinical studies in preschool (age four to five years) children with ADHD as a post-marketing requirement. A pharmacokinetic study in this population was completed in 2019. In light of a new draft guidance for industry that was published in May 2019, “Attention Deficit Hyperactivity Disorder: Developing Stimulant Drugs for Treatment Guidance for Industry,” we remain in discussions with the FDA to gain concurrence on the design of the protocols required to meet the remaining post-marketing requirements.

Pediatric Portfolio

Poly-Vi-Flor and Tri-Vi-Flor: Our fluoride-based multivitamin prescription supplement product line for infants and children

Poly-Vi-Flor and Tri-Vi-Flor are two complementary prescription fluoride-based supplement product lines containing combinations of vitamins and sodium fluoride in various oral formulations. These prescription supplements are prescribed for infants and children to treat or prevent fluoride deficiency due to poor diet or low levels of fluoride in drinking water and other sources while also providing multi-vitamin support and folic acid supplementation. Because these products contain at least .25 mg of sodium fluoride, Poly-Vi-Flor and Tri-Vi-Flor are classified as products that should be administered under the supervision of a licensed prescriber.

Fluoride supplementation has been proven to protect teeth from decay. Community water fluoridation prevents tooth decay by providing frequent and consistent contact with low levels of fluoride. By keeping the teeth strong and solid, fluoride stops cavities from forming and can rebuild the tooth’s surface. Community water fluoridation began in the United States in 1945 and is the process of adjusting the amount of fluoride in drinking water to a level recommended for preventing tooth decay. As of 2016, more than 200 million people, or nearly 3 in 4 Americans who use public water supplies, drank water with enough fluoride to prevent tooth decay. However, Americans living in municipalities that do not fluoridate the water supply or in rural areas that rely on well water supplies do not receive recommended levels of fluoride through fluoridation. Therefore, many children living in these areas often require daily fluoride supplementation as part of their mineral and vitamin intake. In many instances, physicians prescribe fluoride-based multi-vitamins (Vitamins A, B, C, D and folic acid) regularly to supplement their fluoride intake and enable convenient supplementation. Infants are prescribed easier-to-take multi-vitamin drops while older children are prescribed tablet formulations.

In 2022, 8 million multi-vitamin prescriptions were written in the U.S. Of those prescriptions, multi-vitamins containing sodium fluoride accounted for 1.1 million total prescriptions. Common multi-vitamin combinations contain vitamins A, B, C, D and E, but no other prescription pediatric multi-vitamin products contain Metafolin, which makes the Poly-Vi-Flor and Tri-Vi-Flor product lines distinct, single-source brands. Other brands include Tri-Vite (marketed by Method Pharmaceuticals), Floriva (marketed by BonGeo Pharmaceuticals) and Quflora (marketed by Carwin Pharmaceutical Associates).

Poly-Vi-Flor is available in both chewable tablet and oral liquid suspension multivitamin formulations in six different product presentations: Poly-Vi-Flor Chewable Tablets .25 mg, .50 mg, and 1 mg tablets, Poly-Vi-Flor Chewable Tablets with Iron, Poly-Vi-Flor Oral Suspension and Poly-Vi-Flor Oral Suspension with Iron. Poly-Vi-Flor contains Vitamin A, Vitamins B1, B2, B3, and B6, Vitamin C, Sodium Fluoride in various doses and Metafolin, a proprietary, trademarked L-methylfolate form of folic acid developed by and licensed from Merck & Cie (“Merck”). Beginning in the second half of fiscal 2023, we introduced Poly-Vi-Flor and Tri-Vi-Flor containing Arcofolin, Arcofolin offers an improved profile over Metafolin as a body ready L-methylfolate. Arcofolin’s low water content and low molecular weight of the counterion yield higher levels of assayed folate than other forms of L-methylfolate currently available on the market. It also has an improved purity profile, enhanced water solubility and an excellent overall stability profile. The addition of Arcofolin also broadens the brands’ IP protection and extends the patent life and provides further differentiation with this novel ingredient.

Tri-Vi-Flor is available as an oral liquid suspension in two different strengths (.25 mg and .50 mg fluoride) containing Vitamin A, Vitamin C, Vitamin D3, Sodium Fluoride, Sodium Benzoate and L-methylfolate. By virtue of its

L-methylfolate content, Tri-Vi-Flor offers a similar clinical profile: a fluoride-based multivitamin containing a proprietary, body-ready L-methylfolate.

Arcofolin®, which we also licensed exclusively in our field of use, is Merck’s manufactured calcium salt of L-5-methyltetrahydrofolic or L-methylfolate. It is a ‘body ready’ alternative to folic acid and offers good stability, solubility, and bioavailability. Folic acid supplementation is recommended in various patient groups, but a significant number of patients have difficulty metabolizing folate due to an enzymatic deficiency caused by a genetic mutation affecting the enzyme methylenetetrahydrofolate reductase, or MTHFR. MTHFR converts ingested folate (such as supplemented folic acid) into L-methylfolate, the body’s usable form. Clinical studies have demonstrated that 75% of patients may have at least one MTHFR genetic mutation while 40% may have two mutations. These mutations lead to impaired function of the enzyme and result in folate deficiency. Both Arcofolin and Metafolin are unaffected by the MTHFR mutation, thereby directly delivering bioavailable L-methylfolate, and offering a distinct clinical advantage over other folic acid supplements.

The core family of patent covering Arcofolin has a priority date of March 31, 2017 and describes a crystalline sodium salt of 5-methyl-(6S)- tetrahydrofolic acid wherein the molar ratio of 5-methyl-(6S)-tetrahydrofolic acid to sodium is from 1:0.5 to 1:1.5 (in mol/mol) and/or hydrates and/or solvates thereof, as well as a process of obtaining the same. Upon issuance, the standard 20-year exclusivity for this patent would expire in 2037.

The prescription multi-vitamin market is dominated by generic products, with brands accounting for 9.5% of the multivitamin plus fluoride market for the year ending December 31, 2022. Poly-Vi-Flor and Tri-Vi-Flor primarily compete in the generic prescription multi-vitamin fluoride market and with the branded products FLORIVA and QFLORA.

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

Through a supply and distribution agreement with Tris, we own exclusive rights to distribute Karbinal ER in the U.S. through August 2032, unless the agreement is terminated earlier pursuant to the termination provisions in the agreement. As part of the agreement, we pay sales-based royalties based on net revenue. Additionally, we are committed to make annual minimum payments to Tris through 2025.

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

Karbinal ER faces competition from OTC products such as non-sedating antihistamines, sedating antihistamines as well as nasal steroids, nasal antihistamines, and anticholinergics.

Consumer Health Segment

We acquired our consumer health business through the acquisition of Innovus Pharmaceuticals, Inc. in February 2020. The consumer health business is focused on OTC medicines and consumer health products designed to address common conditions. Now doing business as Aytu Consumer Health, we commercialize numerous products in the U.S. and Canada through two distinct marketing channels: e-commerce platforms including our websites and Amazon.com and via direct mail campaigns.

We classify our products into three categories:

●	ANDA/Medical Device OTC products, which compete in large consumer health categories and are marketed primarily through Amazon.com;
●	OTC monograph products, which compete in large consumer health categories; and
●	Dietary supplements and personal care products, which are proprietary products with strong scientific evidence and clinical support.

The following represents the core Aytu Consumer Health OTC medicines, which are expected to be the Consumer Health Segment’s primary profit drivers:

●	Regoxidine® - for Men & Women – proprietary over-the-counter aerosol foam that works to treat hair loss in both men and women.
●	OmepraCareDR® - acid reducer to treat frequent heartburn.
●	EsomepraCareDR® - acid reducer to treat frequent heartburn.

Given the company’s shift in focus and objective of generating near-term profitability, we expect to divest, monetize, or discontinue the Consumer Health operations by the end of fiscal 2024 or shortly thereafter.

We own over 200 trademarks for products in our Consumer Health Portfolio and own or license patents covering 9 of these products, some of which we plan to either license, sell, or discontinue as part of the planned divestiture, sale, or discontinuation of the Consumer Health Segment.

MANUFACTURING

ADHD Product Portfolio

For the production of our ADHD products, we lease a manufacturing site in Grand Prairie, Texas. This facility has 77,112 square feet of manufacturing and laboratory space and contains dedicated current Good Manufacturing Practices (“cGMP”) manufacturing suites for both Adzenys XR-ODT and Cotempla XR-ODT. We hold U.S. Drug Enforcement Administration (“DEA”) manufacturing and analytical licenses and maintain storage and use of Schedule II through IV controlled substances. The manufacture of our products is subject to extensive cGMP regulations, which impose various procedural and documentation requirements and govern all areas of record keeping, production processes and controls, personnel and quality control.

We are in the process of transferring the manufacturing of our ADHD products to a contract manufacturing organization (“CMO”). The transfer of the manufacturing of pharmaceutical products requires several steps including knowledge and method transfer, manufacturing of materials for feasibility studies and confirmation batch materials, bioequivalence studies, inspections from regulatory agencies, and regulatory filings. We have completed the required activities, including the successful completion of bioequivalence studies, which are required in order to enable the transfer of both Adzenys XR-ODT and Cotempla XR-ODT. The Adzenys XR-ODT Prior Approval Supplement (“PAS”) was approved by the FDA in April 2023, and the Cotempla XR-ODT PAS was submitted to the FDA in June 2023. We expect to receive approval for the Cotempla XR-ODT PAS by early calendar 2024. Thus, we expect the CMO to begin manufacturing both ADHD products in early calendar 2024.

In conjunction with transferring the manufacturing of our ADHD products to a CMO, we entered into an agreement with AMT Manufacturing Solutions, LLC, a newly established, full service CMO, to sublease 22,909 square feet of our Grand Prairie, Texas manufacturing facility. This sublease represents over 30% of our facility. In addition, commencing as early as April 1, 2024, but no later than December 31, 2024, the sublease will be expanded to include the remaining portion of the manufacturing facility. This agreement enables us to reduce costs associated with exiting the facility and allows for increased supply chain flexibility.

Pediatric Product Portfolio

We contract with CMOs for the manufacture and testing of our Pediatric Portfolio products. We have entered into the following key supply agreements for the commercial manufacture and supply of certain of these products:

●	Poly-Vi-Flor and Tri-Vi-Flor drops are purchased through a supply agreement with a CMO based in the U.S., and we expect to add our multivitamin chewable tables to this supply agreement. Until that time, the chewable tablets are being produced and purchased without a supply agreement specifically covering those purchases. Merck & Cie is responsible for providing Metafolin and Arcofolin to our designated CMO.
●	A supply agreement with Tris Pharma for the supply of Karbinal. This agreement terminates in August 2033, subject to earlier termination or extension in accordance with the terms of the agreement.

We believe the third-party manufacturers of our Pediatric Portfolio products have adequate capacity to manufacture sufficient quantities of these products to meet anticipated commercial demands. As we rely on CMOs, we employ personnel with extensive technical, manufacturing, supply chain management, and analytical and quality experience to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions. Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, and which govern record-keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among other activities. Our systems and our contractors are required to comply with these regulations, and we assess this compliance regularly through monitoring of performance and a formal audit program.

Consumer Health Segment

The Consumer Health Segment maintains relationships with a number of manufacturers and brokers from which it obtains its products. We attempt to work with a variety of manufacturers to broaden our supplier base and to optimize product acquisition costs and delivery schedules. For our OTC medicines we have relationships with three primary suppliers and one broker through which we source our consumer health products.

RESEARCH AND DEVELOPMENT

We have indefinitely suspended product candidate research and development activities in favor of focusing our resources on our commercialization efforts. With this re-focusing on commercial operations, development of our lead product candidate, AR101, is on indefinite hold. We are pursuing strategic partnerships in order to advance this program but have no assurance that a partnership will be consummated.

Our Development Pipeline: AR101 (enzastaurin for the treatment of Vascular Ehlers-Danlos Syndrome (VEDS))

AR101 (enzastaurin) is an orally available investigational first-in-class small molecule, serine/threonine kinase inhibitor of the protein kinase C (“PKC”) beta, PI3K and AKT pathways. AR101 has been studied in more than 3,300 patients across a range of solid and hematological tumor types. AR101 was originally developed by Eli Lilly and Company (“Lilly”), and worldwide rights were acquired by Denovo Biopharma in September 2014 following Lilly’s discontinuation of the enzastaurin development program.

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

In fiscal 2022 we received Orphan Drug Designation for AR101 in Ehlers-Danlos Syndrome including VEDS and in Europe, allowing for seven years’ marketing exclusivity in the United States and ten years in Europe. We also received Fast Track designation for AR101 in VEDS by the FDA, allowing for an accelerated review timeline upon submission of the New Drug Application (“NDA”) and more frequent interaction with the FDA during the development process.

AR101 is protected by a suite of five pending patents being pursued in major markets globally which have been licensed from Johns Hopkins and have an earliest priority date of March 2017. The cornerstone of the intellectual property family surrounds enzastaurin initially targeting the treatment of VEDS focused on the U.S. and certain foreign jurisdictions which include Europe, Japan, China, Brazil, Mexico, Canada, Israel, Australia, New Zealand, and South Korea. This pending patent provides compositions and methods for treating VEDS and associated connective tissue disorders and has a priority date of October 2018. The second pending patent provides methods and compositions for the diagnosis, treatment, and prevention of Marfan syndrome and related diseases, disorders and conditions and has a priority date of March 2017, in select geographies. The third pending patent, titled “Targeted Epigenetic Therapy for Inherited Aortic Aneurysm Conditions,” broadens the coverage of the potential therapeutic application of AR101/Enzastaurin and has a priority date of September 2017. The fourth pending patent, titled “Pathway Targets for the Treatment of Vascular Ehlers-Danlos Syndrome”, and the fifth pending patent, titled “Endothelin-1 Signaling Contributes to Vascular Rupture Risk”, deepens the scientific evidence of the pathophysiology of Vascular Ehlers-Danlos Syndrome and are highly confirmatory of the therapeutic approach for AR101/Enzastaurin. These pending patents have priority dates of September 2020 and February 2022 respectively. Additional molecule intellectual property is afforded through the license with Denovo whose pending patent provides methods and compositions for the prediction of the activity of enzastaurin and has a priority date of September 1, 2016.

INTELLECTUAL PROPERTY

We seek trademark protection in the United States when appropriate. We currently own or license registered trademarks for Aytu, Aytu Biopharma, Neos Therapeutics, Innovus Pharma, Healight, Poly-Vi-Flor, Adzenys, Adzenys XR-ODT, Adzenys ER and Cotempla XR-ODT in the United States, as well as trademarks related to our DTRS technology.

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

DEA Regulation

Our ADHD products are considered a “controlled substance” as defined in the Controlled Substances Act of 1970, or CSA, because Adzenys XR-ODT contains amphetamine and Cotempla XR-ODT contains methylphenidate. Because amphetamine and methylphenidate are Schedule II controlled substances, the DEA has Adzenys XR-ODT and Cotempla XR-ODT listed and regulated as Schedule II controlled substances. None of our pediatric products (Poly-Vi-Flor, Tri-Vi-Flor and Karbinal ER) are considered “controlled substances.”

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

We contract with third parties for the manufacture and testing of Karbinal, Poly-Vi-Flor and Tri-Vi-Flor. Poly-Vi-Flor and Tri-Vi-Flor are not supplied under any contract. We have entered into the following key supply agreements for the commercial manufacture and supply of certain of these products:

●	A supply agreement with Tris for the supply of Karbinal. This agreement terminates in August 2033, subject to earlier termination or extension in accordance with the terms of the agreement.

●	Poly-Vi-Flor and Tri-Vi-Flor drops are produced under a supply agreement with a CMO based in the U.S., and we expect to expand that agreement to include the chewable tablet formations. Until that time, the Ploy-Vi-Flor chewable tablets are produced by the same CMO on a purchase order-to-purchase order basis, Merck & Cie is responsible for providing Metafolin and Arcofolin to our designated CMO.

We believe our third-party manufacturers have adequate capacity to manufacture sufficient quantities of these products to meet anticipated commercial demands. Because we rely on CMOs, we employ personnel with extensive technical, manufacturing, supply chain management, and analytical and quality experience to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions. Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, and which govern record-keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among other activities. Our systems and our contractors are required to comply with these regulations, and we assess this compliance regularly through monitoring of performance and a formal audit program.

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

We are in the process of a technology transfer to outsource the manufacturing of our ADHD products to a CMO. The transfer of the manufacturing of pharmaceutical products requires several steps including knowledge and method transfer, manufacturing of materials for feasibility study and confirmation batch materials, bioequivalence studies and regulatory filings. We have completed the required activities, including the successful completion of bioequivalence studies, which are required in order to enable the transfer of both Adzenys XR-ODT and Cotempla XR-ODT. The Adzenys XR-ODT Prior Approval Supplement (“PAS”) was approved by the FDA in April 2023, and the Cotempla XR-ODT PAS was submitted to the FDA in June 2023. We expect to receive approval for the Cotempla XR-ODT PAS by early calendar 2024. We expect the CMO to begin manufacturing both ADHD products in early calendar 2024.

HUMAN CAPITAL

As of June 30, 2023, we employed 150 full-time employees, including 53 who are involved in operations, 5 who are directly involved in research and development, 60 who are involved in commercialization and 32 who are involved in general and administrative activities. All of our colleagues are located in the U.S. Of these colleagues, 45% are female and 55% are male. Our colleagues are not represented by a labor union.

Our values – team-oriented, hard-working, relentlessly determined, integrity, visionary, entrepreneurial, and servant-minded - are built on the foundation that the colleagues we hire and the way we treat one another promote creativity, innovation, and productivity, which spur our success. This culture depends in large part on our ability to attract, retain and develop a diverse population of talents and high-performing employees at all levels of our organization. Providing market competitive pay and benefit programs, opportunities to participate in the success they help create, while engaging colleagues in important dialogue regarding organization performance, we create a culture of inclusion in which all colleagues have the opportunity to thrive.

AVAILABLE INFORMATION

Our principal executive offices are located at 7900 East Union Avenue, Suite 920, Denver, Colorado 80237 USA, and our phone number is (720) 437-6580.

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

CODE OF ETHICS

We have adopted a written code of ethics that applies to our officers, directors, and employees, including our principal executive officer and principal accounting officer. We intend to disclose any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC. This code of ethics and business conduct can be found in the corporate governance section of our website, https://investors.aytubio.com/corporate-governance#CorporateGovernance.

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

We have incurred losses in each year since our inception. As of the filing of this Annual Report on Form 10-K, there is a substantial doubt regarding our ability to continue as a going concern. Our net loss for the years ended June 30, 2023 and 2022 was $17.1 million and $108.8 million, respectively. We have not demonstrated the ability to be a profit-generating enterprise to date. Even though we expect to have revenue growth in the next several fiscal years, it is uncertain that the revenue growth will be significant enough to offset our expenses and generate a profit in the future. Potential investors should evaluate us in light of the expenses, delays, uncertainties, and complications typically encountered by healthcare businesses, many of which will be beyond our control. These risks include the following:

●uncertain market acceptance of our products;

●difficulties in maintaining coverage and reimbursement for our products;

●lack of sufficient capital;

●U.S. and foreign regulatory approval of our products;

●unanticipated problems, delays, and expense relating to product development and implementation;

●lack of sufficient intellectual property;

●the ability to attract and retain qualified employees;

●competition; and

●technological changes.

As a result of the increasingly competitive nature of the markets in which we compete, our historical financial data is of limited value in anticipating future operating expenses. Our planned expense levels will be based in part on our expectations concerning future operations, which is difficult to forecast accurately based on our historical strategy of product and/or business acquisition to develop our product and business portfolio. We may be unable to adjust spending in a timely manner to compensate for any unexpected budgetary shortfall.

To obtain revenues from our products, we must succeed, either alone or with others, in a range of challenging activities, including expanding markets for our existing products, manufacturing, marketing and selling our existing products, satisfying any post-marketing requirements, and obtaining reimbursement for our products from private insurance or government payors. We, and our collaborators, as applicable, may not be successful in these activities and, even if we or our collaborators do, we may never generate revenues that are sufficient to achieve profitability.

We have not established sources of ongoing revenue sufficient to cover operating costs and allow us to continue as a going concern.

Since our inception, we have had significant operating losses. As of June 30, 2023, we had accumulated deficit of $304.1 million. Even though we plan to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern, we may continue to incur net losses, and our ability to generate positive cash flows from operating activities is uncertain for the foreseeable future. We have not established an ongoing source of revenue sufficient to cover operating costs. Our ability to continue as a going concern is dependent on our continued operational improvements, refinancing, or obtaining adequate capital to fund operating losses until we become profitable. If we are unable to generate sufficient cash flows or obtain adequate capital, we may be unable to develop and commercialize our product offerings and we could be forced to cease operations.

We may need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain necessary capital when needed may force us to delay, limit or terminate our product expansion efforts or other operations. Further, future sales and issuances of our common stock or rights to purchase common stock will result in dilution of the percentage ownership of our existing stockholders and could cause our stock price to fall.

We are expending resources to commercialize our prescription products and to service our debt obligations. We may require additional funding through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. As of June 30, 2023, our cash and cash equivalents totaled $23.0 million. During the year ended June 30, 2023, we raised approximately $15.6 million, net of fees, from a combination of common stock offerings.

Our operating plans may change as a result of many factors currently unknown to us, and we could need additional capital in the future to continue our operations and may need to seek additional funds sooner than planned. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we sell common stock, convertible securities or other equity securities in more than one transaction, any such sales may result in material dilution to our existing stockholders, and new investors could gain rights, preferences, and privileges senior to those of our existing common stockholders. Further, any future sales of our common stock by us or resales of our common stock by our existing stockholders could cause the market price of our common stock to decline. Any future grants of securities exercisable or convertible into our common stock, or the exercise or conversion of such shares, and any sales of such shares in the market, could also have an adverse effect on the market price of our common stock.

In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. The incurrence of additional indebtedness would result in increased fixed payment obligations and we may be required to agree to additional restrictive covenants, such as further limitations on our ability to incur additional debt, additional limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be unable to expand the market for our products or expand our operations generally or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

We have a $15.0 million term loan with Avenue Capital and up to $14.5 million of secured revolving loans with Eclipse. As of June 30, 2023, $1.6 million was outstanding under the secured revolving loan. All obligations under our loans are secured by substantially all of our existing property and assets subject to certain exceptions. These debt financings and any future debt financings may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

As a result, we may not have sufficient funds, or may be unable to arrange for additional financing, to pay the amounts due on our outstanding indebtedness under our debt agreements. Further, funds from external sources may not be available on economically acceptable terms, if at all. For example, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our products or technologies, or to grant licenses on terms that are not favorable to us. If adequate funds are not available when and if needed, our ability to make interest or principal payments on our debt obligations, and finance our operations and other general corporate activities would be significantly limited and we may be required to delay, significantly curtail, or eliminate one or more of our programs.

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

We recently announced that we have been engaged in discussions with various parties regarding potential strategic transactions and potential financing options. There can be no assurance that this process will result in the pursuit or consummation of any potential transaction, or that any such potential transaction, if implemented, will provide sufficient funding to continue our operations.

We recently announced that we are engaged in discussions with various parties regarding potential strategic transactions and potential financing, which could include a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions. This process, including any uncertainty created by this process, involves a number of risks which could impact our business and our stockholders, including the following:

●	significant fluctuations in our stock price could occur in response to developments relating to the process or market speculation regarding any such developments;

●	we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;

●	we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third-party advisors; and

●	we may experience difficulties in preserving the commercially sensitive information that may need to be disclosed to third parties during this process or in connection with an assessment of our strategic options.

The review process also requires significant time and attention from management, which could distract them from other tasks in operating our business or otherwise disrupt our business. Such disruptions could cause concern to our suppliers, strategic partners or other constituencies and may have a material impact on our business and operating results and volatility in our share price.

There can be no assurance that this process will result in the pursuit or consummation of any potential transaction or strategy, or that any such potential transaction or strategy, if implemented, will provide sufficient funding to conduct our operations. Any outcome of this process would be dependent upon a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing on reasonable terms. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.

We have indefinitely suspended development of our AR101 (enzastaurin) clinical development program and shifted our strategic focus towards accelerating the growth of our commercial business. If we fail to execute successfully on this reprioritized strategic focus, our business, results of operations and financial condition could be materially and adversely affected.

We have indefinitely suspended our AR101 (enzastaurin) clinical development program and shifted our focus towards accelerating the growth of our commercial business and achieving operating cash flows. Though we expect that the suspension of this program will save over $20 million in projected future study costs over the next three fiscal years, the process of reorienting our business strategy may be costly, time consuming and complex, and we have incurred, and may in the future incur, costs related to this strategic shift. Our strategic reprioritization may result in unexpected expenses or liabilities and/or write-offs. There is no assurance that we will be successful at executing on our revised strategy or that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results.

If we are unable to execute successfully on our reprioritized strategic focus, our cash resources may not last as long as estimated and our business, results of operations and financial condition could be materially and adversely affected.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of June 30, 2023, we had federal net operating loss carryforwards of approximately $504.0 million. The available net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2024 and, except for certain indefinite-lived net operating loss carryforwards, will completely expire in 2037. Under the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate ownership changes could limit our ability to use our net operating loss carryforwards and other tax attributes to offset our income.

An “ownership change” (generally a 50% change in equity ownership over a three-year period) under Section 382 of the Code could limit our ability to offset, post-change, our U.S. federal taxable income. Section 382 of the Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. We believe that the June 2021 acquisition of Neos caused an ownership change of Neos, resulting in a limitation in our ability to use their pre-acquisition net operating loss carryovers. We also believe that the financing transactions in fiscal 2022 and 2023 may have caused, together with equity ownership changes in the past three years, an ownership change resulting in a limitation of our ability to use our pre-acquisition net operating loss carryovers. The ownership change scenario could result in an increased future tax liability to us.

If we fail to establish and maintain proper internal controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act, our management conducted an assessment of the effectiveness of our internal controls over financial reporting for the quarter ended September 30, 2022, and concluded that a certain control was not effective. We concluded that we had a material weakness in internal control over financial reporting related to accounting for complex warrant issuances and the classification of these issued warrants. In addition, we concluded that we had a material weakness in internal control over financial reporting for the year ended June 30, 2023 related to our analysis for the accounting for valuation of our inventory. Our Audit Committee conducted an internal investigation to identify and determine plans to remediate the material weaknesses and to enhance our overall control environment. We will not consider the material weaknesses remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes the implementation of controls over the process of reviewing significant and complex contracts and agreements and we believe that the issues have been remediated.

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

If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unwilling or unable to provide us, when required, with an attestation report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, investors may lose confidence in our operating results, our stock price could decline and we may be subject to litigation or regulatory enforcement actions. In addition, if we are unable to meet the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to maintain listing on the NASDAQ Capital Market. Due to our current filing status, we are not required to have our independent registered public accounting firm deliver an attestation report on the effectiveness of our internal control over financial reporting.

We have been and in the future may become a defendant in one or more stockholder derivative, class-action, and other litigation, and any such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our officers and directors have been and may in the future become defendants in one or more stockholder derivative actions or other class-action lawsuits. For example:

●	Two putative class action lawsuits were filed on February 9, 2022 and March 7, 2022 derivatively and on behalf of all Aytu stockholders, challenging the grant in 2021 of certain stock option awards to directors and officers, and seeking rescission of the awards, unspecified damages to stockholders as a result of the awards, and attorneys’ fees.
●	A shareholder derivative suit was filed on September 12, 2022, derivatively and on behalf of all Aytu stockholders, against certain of our current and former directors and stockholders, alleging breaches of fiduciary duties in connection with certain acquisitions, and seeking unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees.

See Part I, Item 3. Legal Proceedings for more information on these lawsuits.

These lawsuits can divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). In connection with these lawsuits, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions, or issue additional shares upon the exercise of certain warrants, which may cause additional dilution. In addition, any such future lawsuits could adversely impact our reputation and/or ability to launch and commercialize our products, thereby harming our ability to generate revenue. Accordingly, the ultimate resolution of these matters and any future matters could have a material adverse effect on our business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of our common stock.

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

If we are unable to differentiate our products from branded drugs or existing generic therapies for similar treatments, or if the FDA or other applicable regulatory authorities approve additional generic products that compete with any of our products, our ability to successfully commercialize such products would be adversely affected.

We expect to compete against branded drugs with distinct clinical attributes and to compete with their generic counterparts that will be sold for a lower price. Although we believe that our Rx Portfolio is or will be differentiated from branded drugs and their generic counterparts, if any, including through clinical efficacy or through improved patient compliance, ease of administration, and our patient support programs, it is possible that such differentiation will not impact our market position. If we are unable to achieve significant differentiation for our products and accompanying support services against other drugs, the opportunity for our products to achieve premium pricing and be commercialized successfully would be adversely affected.

After a New Drug Application (“NDA”), including a 505(b)(2) application, is approved, the covered product becomes a “listed drug” that, in turn, can be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. The FDCA, implementing regulations and other applicable laws provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as the listed drugs, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices.

Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product, such as our Rx Portfolio products, can be lost to the generic version. Accordingly, competition from generic equivalents to our products could materially adversely impact our revenues, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our products. For example, on July 25, 2016, Neos received a paragraph IV certification from Actavis advising them that Actavis filed an ANDA with the FDA for a generic version of Adzenys XR-ODT. On October 17, 2017, Neos entered into a Settlement Agreement and a Licensing Agreement with Actavis (which is now owned by Teva), pursuant to which Neos granted Actavis the right to manufacture and market its now approved generic version of Adzenys XR-ODT under the ANDA beginning on September 1, 2025, or earlier under certain circumstances. On October 31, 2017, Neos received a paragraph IV certification from Teva advising them that Teva filed an ANDA with the FDA for a generic version of Cotempla XR-ODT. On December 21, 2018, Neos entered into a Settlement Agreement and a Licensing Agreement with Teva, pursuant to which we have granted Teva the right to manufacture and market its now approved generic version of Cotempla XR-ODT under the ANDA beginning on July 1, 2026, or earlier under certain circumstances.

While we expect to wind down or monetize our Consumer Health Segment, the Consumer Health Segment relies heavily on obtaining products that change from a prescription to over the counter through an FDA approval process. Any delays in this process might impact the financial performance of our consumer Health Segment.

Our Consumer Health Segment has pursued opportunities where existing prescription drugs have recently, or are expected to, change from a prescription to over-the-counter. Historically the FDA has highly scrutinized any product application submitted to switch a product from prescription to unsupervised over-the-counter use by the general public. The continued expansion of Rx-to-OTC switches is important to our Consumer Health Segment’s future growth. Reluctance of FDA to approve Rx-to-OTC switches in new product categories could impact that growth and could impact the financial performance of our Consumer Health Segment.

Our pharmaceutical and consumer health products may prove to be difficult to effectively commercialize as planned or on the timeframes we announce and expect.

Various commercial, regulatory, and manufacturing factors may impact our ability to maintain or grow revenues from sales of our pharmaceutical and consumer health product offerings. Moreover, we have limited experience selling some of our current products given their acquisition from other companies or their recent approval. We sometimes estimate for planning purposes the timing of the accomplishment of various scientific, clinical, regulatory, and other product development objectives and, from time to time, we may publicly announce the expected timing of some of these milestones. The achievement of many of these milestones may be outside of our control and if we fail to achieve announced milestones in the timeframes we announce and expect, the commercialization of our products may be delayed and our business, prospects and results of operations may be harmed. Specifically, we may encounter difficulty by virtue of the following, each of which could be negatively impacted if expected timeframe goals are not achieved:

●our available capital resources;

●our inability to have clear proprietary rights to the products;

●our inability to manufacture or cost-effectively manufacture the products;

●our inability to adequately market and increase sales of any of these products;

●existence of adverse side effects that make using the products less desirable;

●

our inability to attract and retain a skilled support team, marketing staff and sales force necessary to increase the market for our approved products and to maintain market acceptance for our products;

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

●

our inability to effectively identify and align with commercial partners outside the U.S., or the inability of those selected partners to gain the required regulatory, reimbursement, and other approvals needed to enable commercial success of our products.

We rely on limited sources of supply for our products, and any disruption in the chain of supply may impact production and sales of our products, and cause delays in developing and commercializing our currently manufactured and commercialized products.

Some of our products are produced in single annual production lots by single-source suppliers. Due to the limited production quantities, production of these lots may not be prioritized by the third-party manufacturer, and may not be scheduled and produced at all. We are reliant on a limited number of suppliers for resin, drug compounds, coating and other component substances of our final products. If any of these single source suppliers were to breach or terminate its supply agreement, if any, with us or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our products. If we fail to procure supply of our products, we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

Identifying an appropriately qualified source of alternative supply for any one or more of the component substances for our products could be time consuming, and we may not be able to do so without incurring material delays in the development and commercialization of our approved products or a decrease in sales of our approved products, which could harm our financial position and commercial potential for our products. Any alternative vendor would also need to be qualified through an FDA Prior Approval Supplement process which could result in further delay. The FDA, DEA, or other regulatory agencies outside of the United States may also require additional studies if we enter into agreements with new suppliers for the manufacture of our ADHD products that differ from the suppliers used for clinical development of such products.

These factors could cause the delay of commercialization of our products, cause us to incur higher costs and prevent us from commercializing them successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of components and APIs on a timely basis and at commercially reasonable prices, including if our suppliers did not receive adequate DEA quotas for the supply of certain scheduled components, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, commercialization of our ADHD products may be delayed or we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

We rely on third parties manufacture certain products, and third-party manufacturing risks and inefficiencies may result in costs and delays that prevent us from successfully commercializing products and adversely affect our ability to produce our products.

Our ADHD products are currently manufactured in our own production facility in Grand Prairie, Texas. We are in the process of outsourcing the manufacturing of our ADHD products to a third-party manufacturer to produce commercial quantities of our ADHD products beginning in late calendar 2023 or early calendar 2024. If the third party is not successful or does not meet our expectations (for example, timeliness of production, quantity of production, maintenance of needed documentation or regulatory compliance), we may have to find a different manufacturer and incur expenses and delays in the process. Manufacturers of our ADHD products must comply with good manufacturing practice ("GMP") requirements enforced by the FDA, NMPA, EMA and other comparable foreign health authorities through facilities inspection programs. These requirements include quality control, quality assurance, and the maintenance of records and documentation. Manufacturers of our FDA regulated products may be unable to comply with these GMP requirements and with other FDA, NMPA, EMA, DEA, state, and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any quantities supplied is compromised due to a manufacturer’s failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our drugs, which would seriously harm our business.

For all other products and any future product, we expect to use third-party manufacturers because we do not expect to have our own manufacturing capabilities. In determining the required quantities of any product and the manufacturing schedule, we must make significant judgments and estimates based on inventory levels, current market trends and other related factors. Because of the inherent nature of estimates and our limited experience in marketing our current products, there could be significant differences between our estimates and the actual amounts of product we require. If we do not effectively maintain our supply agreements, we will face difficulty finding replacement suppliers, which could harm sales of those products. If we fail in similar endeavors for future products, we may not be successful in establishing or continuing the commercialization of our products.

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

Further, if we are unable to secure the needed financing to fund our internal operations, we may not have adequate resources required to effectively and rapidly transition to a third-party CMO for our ADHD products. We may not be able to meet the demand for our products if one or more of any third-party manufacturers is unable to supply us with the necessary components that meet our specifications. It may be difficult to find alternate suppliers for any of our products in a timely manner and on terms acceptable to us.

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

Third party performance failures may increase our development costs, delay our ability to obtain regulatory approval, and delay or prevent the commercialization of our products. While we believe that there are numerous alternative sources to provide these services, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without incurring delays or additional costs.

If we or our contract manufacturer fail to manufacture our ADHD products in sufficient quantities and at acceptable quality and pricing levels, or fail to obtain adequate DEA quotas for controlled substances, or to fully comply with cGMP regulations, we may face delays in the commercialization of these products, or be unable to meet market demand, and may be unable to generate potential revenues.

The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls, and the use of specialized processing equipment. Pharmaceutical companies often encounter difficulties in manufacturing, particularly in scaling up production of their products. These problems include manufacturing difficulties relating to production costs and yields, quality control, including stability of the product and quality assurance testing, shortages of qualified personnel, as well as compliance with federal, state, and foreign regulations. If we are unable to demonstrate stability in accordance with commercial requirements, or if our raw material manufacturers were to encounter difficulties or otherwise fail to comply with their obligations to us, our ability to obtain FDA approval and market our products would be jeopardized. We purchase raw materials and components from various suppliers in order to manufacture our ADHD products. If we are unable to source the required raw materials from our suppliers, or if we do not obtain DEA quotas or receive inadequate DEA quotas, we may experience delays in manufacturing our ADHD products, and may not be able to meet customer demand for our products.

In addition, we and our contract manufacturer must comply with federal, state, and foreign regulations, including cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the maintenance of records and documentation. We may be unable to comply with these cGMP requirements and with other FDA and foreign regulatory requirements. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or voluntary recall, or withdrawal of product approval. If the safety of any of our products is compromised due to failure to adhere to applicable laws or for other reasons, we may not be able to obtain, or to maintain once obtained, regulatory approval for such products or successfully commercialize such products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay in commercialization of our products, entail higher costs or adversely impact our commercialization of our products. Any manufacturing defect or error discovered after products have been produced and distributed could result in even more significant consequences, including costly recall procedures, re-stocking costs, damage to our reputation and potential for product liability claims.

If our manufacturing facility becomes damaged or inoperable or we decide to or are required to vacate our facility, our ability to manufacture our ADHD products may be jeopardized. Our inability to continue manufacturing adequate supplies of our products could adversely affect our ability to generate revenues.

While we are in the process of transferring manufacturing at our Grand Prairie, Texas facility to a third-party manufacturer, all of our ADHD products manufacturing capabilities are currently housed in our sole manufacturing facility located in Grand Prairie, Texas. Our facility and equipment could be harmed or rendered inoperable by natural or manmade disasters, including war, fire, tornado, power loss, communications failure or terrorism, any of which may render it difficult or impossible for us to operate our drug delivery technology platform and manufacture our products for some period of time. While we seek to maintain finished goods inventory of our products outside of this facility, it is unlikely that the level of such inventory would be sufficient if we were to sustain anything other than a short-term disruption in our ability to manufacture our products at our Grand Prairie, Texas facility. The inability to manufacture our products if our facility or our equipment is inoperable, for even a short period of time, may result in the loss of customers or harm to our reputation, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to manufacture our products could become damaged and time consuming to repair or replace. It would be difficult, time consuming and expensive to rebuild our facility or repair or replace our equipment or to complete the transfer of our proprietary technology to a third party, particularly in light of the requirements for a DEA registered manufacturing and storage facility like ours and FDA site change requirements.

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

In conjunction with transferring the manufacturing of our ADHD products to a CMO, we entered into an agreement with AMT Manufacturing Solutions, LLC to sublease approximately 30% of our Grand Prairie, Texas manufacturing facility. Commencing as early as April 1, 2024, but no later than December 31, 2024, the sublease will be expanded to include the remaining portion of the manufacturing facility.

If we do not secure collaborations with strategic partners to test, commercialize and manufacture products, we may not be able to successfully develop products and generate meaningful revenues.

We may enter into collaborations with third parties to commercialize and manufacture our products. If we are able to identify and reach an agreement with one or more collaborators, our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. Collaboration agreements typically call for milestone payments that depend on successful demonstration of efficacy and safety, obtaining regulatory approvals, and clinical trial results. Collaboration revenues are not guaranteed, even when efficacy and safety are demonstrated. Further, the economic environment at any given time may result in potential collaborators electing to reduce their external spending, which may prevent us from developing our products.

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

Even if we succeed in securing collaborators, the collaborators may fail to develop or effectively commercialize our products. Collaborations involving our products pose a number of risks, including the following:

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

●	collaborators may decide to pursue a competitive product developed outside of the collaboration arrangement;

●	collaborators may not be able to obtain, or believe they cannot obtain, the necessary regulatory approvals;

●	collaborators may delay the development or commercialization of our products in favor of developing or commercializing their own or another party’s products; or

●collaborators may decide to terminate or not to renew the collaboration for these or other reasons.

As a result, collaboration agreements may not lead to development or commercialization of our products in the most efficient manner or at all.

Collaboration agreements are generally terminable without cause on short notice. Once a collaboration agreement is signed, it may not lead to commercialization of a product. We also face competition in seeking out collaborators. If we are unable to secure collaborations that achieve the collaborator’s objectives and meet our expectations, we may be unable to advance our products and may not generate meaningful revenues.

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

●successfully commercialize our products alone or with commercial partners;

●discover and develop products that are superior to other products in the market;

●obtain required regulatory approvals;

●attract and retain qualified personnel; and

●obtain patent and/or other proprietary protection for our products.

Established pharmaceutical companies devote significant financial resources to discovering, developing or licensing novel compounds that could make our products obsolete. Our competitors may obtain patent protection, receive FDA approval, and commercialize medicines before us. Other companies are or may become engaged in the discovery of compounds that may compete with the products we are developing.

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

●our ability to generate revenue from our approved products and achieve profitability; and

●the availability of capital.

The Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act, or the Health Care Reconciliation Act, significantly impacted the provision of, and payment for, health care in the U.S. Various provisions of these laws are designed to expand Medicaid eligibility, subsidize insurance premiums, provide incentives for businesses to provide health care benefits, prohibit denials of coverage due to pre-existing conditions, establish health insurance exchanges, and provide additional support for medical research. Amendments to the PPACA and/or the Health Care Reconciliation Act, as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the U.S., could influence the purchase of medicines and medical devices and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market any approved products and generate revenues. As we expect to receive significant revenues from reimbursement of our Rx Portfolio products by commercial third-party payors and government payors, cost containment measures that health care payors and providers are instituting and the effect of further health care reform could significantly reduce potential revenues from the sale of any of our products approved in the future, and could cause an increase in our compliance, manufacturing or other operating expenses. In addition, in certain foreign markets, the pricing of prescription drugs and devices is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the federal and state level, as well as internationally, will continue and may increase, which may make it difficult for us to sell any approved product at a price acceptable to us or any of our future collaborators.

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

Our financial results will depend on the acceptance among clinicians, third-party payors and the medical community of our products.

Physicians may not choose to prescribe our products if we or any collaborator is unable to demonstrate that, based on experience, clinical data, side-effect profiles and other factors, our product is preferable to existing medicines or treatments. Our future success depends on the acceptance by our target customers, third-party payors, and the medical community that our products are reliable, safe, and cost-effective. We cannot predict the degree of market acceptance of any of our approved products. Many factors may affect the market acceptance and commercial success of our products, including:

●	our ability to convince our potential customers of the advantages, safety and economic value our products and product candidates over existing technologies and products;

●the approved labeling for the product and any required warnings;

●the prevalence and severity of adverse events or publicity;

●potential product liability claims

●	the relative convenience and ease of our products over existing technologies and products;

●	the introduction of new technologies and competing products that may make our products less attractive for our target customers;

●our success in training medical personnel on the proper use of our products;

●	the willingness of third-party payors to reimburse our target customers that adopt our products;

●increases in rebate payments with payors;

●the acceptance in the medical community of our products;

●the extent and success of our manufacturing, marketing, and sales efforts; and

●general economic conditions.

If our future products fail to gain market access and acceptance, this will have a material adverse impact on our ability to generate revenue to provide a satisfactory, or any, return on our investments. Even if some therapies achieve market access and acceptance, the market may prove not to be large enough to allow us to generate significant revenue.

If third-party payors do not reimburse our customers for the products we sell or if reimbursement levels are set too low for us to sell one or more of our products at a profit, our ability to sell those products and our results of operations will be harmed.

While our pharmaceutical products are approved and generating revenues in the U.S., they may not receive, or continue to receive, clinician or patient acceptance, or they may not maintain adequate reimbursement from third party payors. In the future, we might possibly sell other products to target customers substantially all of whom receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid, other domestic and foreign government programs, private insurance plans and managed care programs. Reimbursement decisions by particular third-party payors depend upon a number of factors, including each third-party payor’s determination that use of a product is:

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

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is a lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to their calculations, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement.

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

Our future profitability may depend, in part, on our ability to commercialize our products in foreign markets for which we intend to primarily rely on collaboration with third parties such as the agreement we entered into with Medomie Pharma Ltd. in July 2023 to sell Adzenys and Cotempla in Israel and the Palestinian Authority. If we commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

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

Foreign sales of our products could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third party intermediaries to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including prohibitions on the offer of payment or acceptance of kickbacks or other remuneration for the purchase of our products, including inducements to potential patients to request our products and services. Additionally, any product promotion educational activities, support of continuing medical education programs, and other interactions with health-care professionals must be conducted in a manner consistent with the FDA regulations, Physician Payments Sunshine Act, and the Anti-Kickback Statute. The Anti-Kickback Statute prohibits persons or entities from knowingly and willfully soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs. Violations of the Anti-Kickback Statute can also carry potential federal False Claims Act liability. Additionally, many states have adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for healthcare items or services reimbursed by any third-party payer, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. These and any new regulations or requirements may be difficult and expensive for us to comply with, may adversely impact the marketing of our existing products or delay introduction of our products, which may have a material adverse effect on our business, operating results and financial condition.

Adzenys XR-ODT and Cotempla XR-ODT contain controlled substances, and their manufacture, use, sale, importation, exportation, prescribing and distribution are subject to regulation by the DEA.

Adzenys XR-ODT and Cotempla XR-ODT, (collectively, our “Controlled Substance Products”), which are approved by the FDA, are regulated by the DEA as Schedule II controlled substances. Before any commercialization of any product candidate that contains a controlled substance, the DEA determines the controlled substance schedule of a drug, taking into account the recommendation of the FDA. Our Controlled Substance Products are, and our other future products may, if approved, be regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers, and dispensers of our products. For example, Schedule II controlled substances are subject to various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances. State-controlled substance laws and regulations may have more extensive requirements than those determined by the DEA and FDA. Though state-controlled substances laws often mirror federal law because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, other states require additional state rulemaking or legislative action, which could delay commercialization. Some state and local governments also require manufacturers to operate a drug stewardship program that collects, secures, transports, and safely disposes of unwanted drugs. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the U.S. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances are considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

Amphetamine and methylphenidate, which are the active ingredients in our Adzenys XR-ODT and Cotempla XR-ODT products, respectively, are listed by the DEA as a Schedule II controlled substance under the CSA. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, distribution, and physician prescription procedures. We currently manufacture these products in our own facilities, which are registered with and inspected by the DEA. Our planned contract manufacturer is also registered with and inspected by the DEA.

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

Because of their restrictive nature, these laws and regulations could limit commercialization of our products containing controlled substances. Failure to comply with these laws and regulations could also result in withdrawal of our DEA registrations, disruption in manufacturing and distribution activities, consent decrees, criminal and civil penalties, and state actions, among other consequences.

The design, development, manufacture, supply and distribution of our products are highly regulated processes and technically complex.

We are subject to extensive regulation of the preparation and manufacture of our products for commercial sale. Components of a finished therapeutic product approved for commercial sale or used in late stage clinical trials must be manufactured in accordance with cGMPs and equivalent foreign standards. These regulations govern manufacturing processes and procedures, including record keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of adventitious agents or other contaminants, or to inadvertent changes in the properties or stability of our products that may not be detectable in final product testing. The development, manufacture, supply, and distribution of our approved products as well as any of our future potential products, are highly regulated processes and technically complex. We, along with our third-party suppliers, must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of our ADHD products is a regulated drug product and subject to the DEA and state-level regulations, we have had to, and will continue to, need to secure state licenses from each required state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

Regulatory authorities also may audit our manufacturing facilities. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we may be required to take remedial measures that may be costly and/or time consuming for us to implement and that may include the temporary or permanent suspension of commercial sales or the temporary or permanent closure of our facility. Any such remedial measures imposed upon us could materially harm our business. If we fail to maintain regulatory compliance, the FDA can impose regulatory sanctions including, among other things, refusal to approve a pending application for a new drug product or revocation of a pre-existing approval, or civil or criminal penalties. As a result, our business, financial condition and results of operations may be materially harmed.

There is a risk we may be unable to sell and distribute certain of our products if we cannot continue to comply with the serialization requirements of the Drug Quality and Security Act within the necessary time frames.

Title II of the Drug Quality and Security Act of 2013 provided increased FDA oversight over tracking and monitoring of the sale and distribution of prescription drugs. We are required to provide product identification information, or serialization, at the manufacturing batch, or lot level. In addition, we are required to track and verify wholesaler and pharmacy authentication and verification. By the end of 2023 we will be required to conduct unit level tracking throughout the entire supply chain. We are now serializing our products and are compliant with the Drug Quality and Security Act, but there is no guarantee that we will be able to continue to satisfy each ever-stringent product identification requirements. Failing to do so could result in a delay or inability to sell our products within the United States.

Failure to comply with health and data protection laws and regulations could lead to U.S. federal and state government enforcement actions, including civil or criminal penalties, private litigation, and adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to U.S. federal and state data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions which are subject to privacy and security requirements under HIPAA, as amended by Health Information Technology for Economic and Clinical Health (“HITECH”). To the extent that we act as a business associate to a healthcare provider engaging in electronic transactions, we may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers, the federal government, and media outlets with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Depending on the facts and circumstances, we could be subject to significant civil, criminal, and administrative penalties if we obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Compliance with U.S. and foreign privacy and data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal, and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

We may use hazardous chemicals and biological materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time-consuming and costly.

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

A number of our patent and trademark rights are derived from our license agreements with third parties. Pursuant to these license agreements, we have licensed rights to various patents, patent applications, trademarks and trademark applications within and outside of the United States. We may lose our rights to this intellectual property if we breach our obligations under such license agreements, including, without limitation, our financial obligations to the licensors. If we violate or fail to perform any term or covenant of the license agreements, the licensors may terminate the license agreements upon satisfaction of applicable notice requirements and expiration of any applicable cure periods. Additionally, any termination of license agreements, whether by us or the licensors may not relieve us of our obligation to pay any license fees owing at the time of such termination. If we fail to retain our rights under these license agreements, we will not be able to commercialize certain products subject to patent or patent application or trademark or trademark application, and our business, results of operations, financial condition and prospects would be materially adversely affected. In addition, the licensor may not be able to obtain valid and enforceable patents that protect the licensed products and may not be able to prevent third parties from infringing on those rights.

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

The expiration or loss of patent protection may adversely affect our future revenues and operating results.

The suite of composition-of-matter patents for Adzenys XR-ODT are scheduled to expire in 2026 and 2032. The composition-of-matter patents in the U.S. for Cotempla XR-ODT expire in 2032, and the method-of-use patent expires in 2038. There is no guarantee that we will be able to extend the life of these patents or to obtain additional patents, licenses, or other instruments that can provide us with a comparable level of exclusivity to the intellectual property underlying the expiring patents.

We rely on patent, trademark and other intellectual property protection in the discovery, development, manufacturing and sale of our products. In particular, patent protection is, in the aggregate, important in our marketing of products in the United States. Patents covering our products normally provide market exclusivity, which is important for the profitability of many of our products.

As patents for certain of our products expire, we may face competition from lower priced generic or bioequivalent products. In general, the expiration or loss of patent protection for a product may allow market entry by substitute products that could significantly reduce sales for the original product in a short amount of time. If our competitive position is compromised because of generic or bioequivalent products or otherwise, it could have a material adverse effect on our business and results of operations. In addition, proposals emerge from time to time for legislation to further encourage the early and rapid approval of generic or bioequivalent products. Any such proposals that are enacted into law could increase the negative effect of generic competition.

Our ability to compete may decline if we do not adequately protect or enforce our intellectual property rights.

Our success depends in part on our ability to manufacture, use, sell and offer to sell our products and in obtaining and maintaining intellectual property rights in our products, proprietary know-how and technology advances. We rely on patent protection, as well as a combination of trademark and trade secret laws to protect and prevent others from making, using and/or selling our compounds, processes, apparatuses and technology. While a presumption of validity exists with respect to patents issued to us in the U.S., there can be no assurance that any of our patents will not be challenged, invalidated, circumvented or rendered unenforceable. Such means may afford only limited protection of our intellectual property and may not (i) prevent our competitors from duplicating our inventions; (ii) prevent our competitors from gaining access to our proprietary information and technology; or (iii) permit us to gain or maintain a competitive advantage. In addition, our competitors or other third parties may obtain patents that restrict or preclude our ability to lawfully practice, produce or sell our products in a competitive manner.

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

In addition to patent protection, because we operate in the highly technical field of development of therapies and medical devices, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We expect to enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific and commercial collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us.

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

There is significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights. While we are not currently subject to any pending intellectual property litigation, and are not aware of any such threatened litigation, we may be exposed to future litigation by third parties based on claims that our products infringe the intellectual property rights of others. If our development and commercialization activities are found to infringe any such patents, we may have to pay significant damages or seek licenses to such patents. A patentee could prevent us from using the patented drugs, compositions or devices that relate to our prescription and consumer health business. We may need to resort to litigation to enforce a patent issued to us, to protect our trade secrets, or to determine the scope and validity of third-party proprietary rights. From time to time, we may hire scientific personnel or consultants formerly employed by other companies or universities involved in one or more areas similar to the activities conducted by us. Either we or these individuals may be subject to allegations of trade secret misappropriation, wrongful disclosure of confidential information, or other similar claims as a result of prior affiliations. If we become involved in litigation, it could consume a substantial portion of our managerial and financial resources, regardless of whether we win or lose. We may not be able to afford the costs of litigation. Any adverse ruling or perception of an adverse ruling in defending ourselves against these claims could have a material adverse impact on our cash position and stock price. Any legal action against us or our collaborators could lead to:

●	payment of damages, potentially treble damages, if we are found to have willfully infringed a party’s intellectual property rights;

●	injunctive or other equitable relief that may effectively block our ability to further develop, commercialize, and sell products; or

●

we or our collaborators having to enter into license arrangements that may not be available on commercially reasonable or acceptable terms, if at all, all of which could have a material adverse impact on our cash position and business, prospects and financial condition. As a result, we could be prevented from commercializing our products.

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

In fiscal 2023, the great majority of our gross revenue and gross accounts receivable were due to three significant customers, the loss of which could materially and adversely affect our results of operations.

Three customers contributed greater than 10% of our gross revenue during the years ended June 30, 2023 and 2022. During the years ended June 30, 2023 and 2022, three customers accounted for 78% of gross revenue, respectively. The loss of one or more of our significant customers could have a material adverse effect on our business, operating results or financial condition. Any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

Our accounts receivable subjects us to credit risk.

We are also subject to credit risk from our accounts receivable related to our product sales. As of June 30, 2023, three customers accounted for 83% of gross accounts receivable. Our profitability and cash flow are dependent on receipt of timely payments from customers. Any delay in payment by our customers may have an adverse effect on our profitability, working capital and cash flow. There is no assurance that we will be able to collect all or any of its trade receivables in a timely matter. If any of our customers face unexpected situations such as financial difficulties, we may not be able to receive full or any payment of the uncollected sums or enforce any judgment debts against such clients, and our business, results of operations and financial condition could be materially and adversely affected.

We depend on key personnel and attracting qualified management personnel and our business could be harmed if we lose personnel and cannot attract new personnel.

Our success depends to a significant degree upon the technical and management skills of our directors, officers, and key personnel. Any of our directors could resign from our board at any time and for any reason. Although our named executive officers Joshua Disbrow and Mark Oki have employment agreements, the existence of an employment agreement does not guarantee the retention of the executive officer for any period of time, and each agreement obligates us to pay the officer lump sum severance of two and a half years and one year, respectively, of salary if we terminate him without cause, as defined in the agreement, which could hurt our liquidity. The loss of the services of either of these individuals would likely have a material adverse effect on us. Our success also will depend upon our ability to attract and retain additional qualified management, marketing, technical, and sales executives and personnel. We do not maintain key person life insurance for any of our officers or key personnel. The loss of any of our directors or key executives, or the failure to attract, integrate, motivate, and retain additional key personnel could have a material adverse effect on our business.

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

We will be exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing, and use of therapeutic candidates. Any failure of future therapeutic candidates by us and our corporate collaborators may expose us to liability claims as may the potential sale of any therapies approved in the future. These claims might be made by patients who use our therapies, healthcare providers, pharmaceutical companies, our corporate collaborators or other third parties that research or sell our therapies. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our future therapeutic candidates or any prospects for commercialization of our future therapeutic candidates.

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical, medical device, dietary supplement and personal care products. Side effects of, or manufacturing defects in, products that we develop and commercialized could result in the deterioration of a patient’s condition, injury or even death. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits increases. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the affected products.

We may be subject to legal or administrative proceedings and litigation other than product liability lawsuits which may be costly to defend and could materially harm our business, financial condition and operations.

Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities. In addition, insurance coverage is increasingly expensive and difficult to obtain. For example, we have experienced increasing difficulty in procuring insurance coverage for our products, in particular, our ADHD products, due to their status as controlled substances. Inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product or other legal or administrative liability claims could prevent or inhibit the commercial production and sale of any of our products that receive regulatory approval, which could adversely affect our business. Product liability claims could also harm our reputation, which may adversely affect our collaborators’ ability to commercialize our products successfully. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to the Company.

Our certificate of incorporation provides that we will indemnify our directors to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our bylaws provide that:

●	we may, in our discretion, indemnify other officers, employees and agents in those circumstances where indemnification is permitted by applicable law;
●

we are required to advance expenses, as incurred, to our directors and executive officers in connection with defending a proceeding, except that such directors or executive officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●

we will not be obligated pursuant to our bylaws to indemnify any director or executive officer in connection with any proceeding (or part thereof) initiated by such person unless (i) such indemnification is expressly required to be made by law, (ii) the proceeding was authorized by our Board of Directors, (iii) such indemnification is provided by us, in our sole discretion, pursuant to the powers vested in the corporation under applicable law or (iv) such indemnification is required to be made pursuant to our amended and restated bylaws;

●

the rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

As a result, if we are required to indemnify one or more of our directors or executive officers, it may reduce our available funds to satisfy successful third-party claims against us, may reduce the amount of money available to us and may have a material adverse effect on our business and financial condition.

Public concern over the abuse of medications that are controlled substances, including increased legislative, legal and regulatory action, could negatively affect our business.

Products containing controlled substances may generate public controversy. Certain governmental and regulatory agencies, as well as state and local jurisdictions, are focused on the abuse of controlled substances such as opioids in the United States. State and local governmental agencies have commenced investigations into pharmaceutical companies and others in the supply chain in connection with the distribution of opioid medications. For example, on March 7, 2018 and April 18, 2019, Neos Therapeutics, which we now own, received citations advising Neos that the County of Harris Texas and the County of Walker Texas filed lawsuits on December 13, 2017 and January 11, 2019, respectively, against Neos and various other alleged manufacturers, promoters, sellers and distributors of opioid pharmaceutical products. Through these lawsuits, each of Harris County and Walker County seek to recoup as damages some of the expenses they allegedly have incurred to combat opioid use and addiction. Each of Harris County and Walker County also seeks punitive damages, disgorgement of profits and attorneys’ fees. In addition, multiple lawsuits have been filed against pharmaceutical companies alleging, among other claims, failures to provide effective controls and procedures to guard against the diversion of controlled substances, negligence by distributing controlled substances to pharmacies that serve individuals who abuse controlled substances, and failures to report suspicious orders of controlled substances in accordance with regulations. Certain cases noted above have recently been settled, some for hundreds of millions of dollars. In the future, political pressures and adverse publicity could lead to delays in, and increased expenses for, and limit or restrict, the introduction and marketing of our products, the withdrawal of currently approved products from the market, or result in other legal action.

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

Certain of our stockholders own a significant percentage of our stock and may and their interests may conflict with yours.

As of June 30, 2023, one stockholder holds approximately 20% of our outstanding common stock and holds warrants which can be exercised to purchase additional shares of our common stock resulting in ownership of approximately 40% of our currently outstanding common stock. Accordingly, this stockholder will be able to exert a significant degree of influence over our management and affairs and over matters requiring security holder approval.

In addition, in connection with our recent public offering of securities in June 2023, this stockholder has been granted the right to designate an individual to join our board of directors, who has since joined the board of directors, and to nominate an additional candidate who is acceptable to us to be elected to the Board, subject to Nasdaq regulations. The interests of this stockholder could conflict with the interests of our other stockholders.

Our business could be negatively affected as a result of the actions of activist stockholders.

Proxy contests have been waged against many companies in the pharmaceutical industry over the last several years. It is possible that one or more of our stockholders may publicly voice opposition to certain aspects of our corporate governance and strategy, or undertake a proxy contest to reconstitute our board. If faced with a proxy contest or other type of stockholder activism, we may not be able to respond successfully to the contest or other type of activism which would be disruptive to our business. Even if we are successful, our reputation and/or business could be adversely affected by a proxy contest or other form of stockholder activism because:

●	responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management and employees;

●	perceived uncertainties as to our company and future strategic direction may result in the loss of potential financing, acquisitions, collaboration, in-licensing or other business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

●	if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

Any or all of these activities could cause our stock price to decline or experience periods of volatility, and could be particularly problematic as our company seeks to transition to a commercial enterprise in a challenging environment.

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

We have effected five reverse stock splits since June 8, 2015, each of which has impacted the trading liquidity of the shares of our common stock. There can be no assurance that the market price per share of our common stock after a reverse stock split will remain unchanged or increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split. The market price of our shares may fluctuate and potentially decline after a reverse stock split. Accordingly, the total market capitalization of our common stock after a reverse stock split may be lower than the total market capitalization before the reverse stock split. Moreover, the market price of our common stock following a reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

●	the success of products we acquire for development or commercialization relative to the success of our competitors;

●product safety;

●	conditions or trends in the healthcare, biotechnology and pharmaceutical industries, including healthcare payment systems;

●

our ability to effectively manage operations, financial decisions, internal controls over financial reporting or disclosure controls, performance relative to projections, and attract and retain employees;

●our dependence on third parties, including CROs and scientific and medical advisors;

●adverse regulatory decisions or changes in laws or regulations;

●	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our products;

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

Any trading market for our common stock that may develop will depend in part on the research and reports that securities or industry analysts publish about us or our business. We cannot control the number of securities and industry analysts who publish research on us, the extent of their coverage or the content of their reports. Downgrades of our stock or publishing inaccurate or unfavorable research about our business, would likely lead to a decline in our stock price. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose market visibility and demand for our stock could decrease, which might cause our stock price and any trading volume to decline.

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

We are and may continue to be subject to short selling strategies.

Short sellers of our stock may be manipulative and may attempt to drive down the market price of shares of our Common Stock. Short selling is the practice of selling securities that the seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects to create negative market momentum and generate profits for themselves after selling a stock short. Although traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by blogging have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called “research reports” that mimic the type of investment analysis performed by large Wall Street firms and independent research analysts. These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base. Issuers who have limited trading volumes and are susceptible to higher volatility levels than large-cap stocks, can be particularly vulnerable to such short seller attacks. These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the United States, are not subject to certification requirements imposed by the SEC and, accordingly, the opinions they express may be based on distortions or omissions of actual facts or, in some cases, fabrications of facts. In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running a successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed short sellers will continue to issue such reports.

Significant short selling of a company’s stock creates an incentive for market participants to reduce the value of that company’s common stock. Short selling may lead to the placement of sell orders by short sellers without commensurate buy orders because the shares borrowed by short sellers do not have to be returned by any fixed period of time. If a significant market for short selling our common stock develops, the market price of our common stock could be significantly depressed.

The Sabby litigation may result in the issuance of additional shares on the exercise of certain of our warrants and cause dilution to existing shareholders.

A complaint was filed on February 22, 2023 by holders of certain warrants to purchase common stock, against the Company. The complaint alleges that the Company improperly adjusted the exercise price of the warrants and miscalculated the number of shares the warrantholders may receive, and that the Company failed to provide prompt notice to the warrantholders of such adjustment. The complaint seeks, among other things, a declaratory judgment of the warrant share calculation such that 2,325,581 warrant shares be due to the warrantholders on the exercise of the warrants rather than 1,265,547 shares. While we believe that this lawsuit is without merit and we intend to vigorously defend against it, we are not able to predict at this time whether this proceeding will have a material impact on our financial condition or results of operations. If this lawsuit is successful and the warrantholders exercise their warrants, it will result in significant dilution of the percentage ownership of our existing stockholders and could cause our stock price to fall. See Part I, Item 3. Legal Proceedings for more information on this lawsuit.

GENERAL RISK FACTORS

Our business and operations would suffer in the event of system failures, cybersecurity attacks or other security breaches.

We utilize information technology, or IT, systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate cybersecurity attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. There can be no assurance that we will be successful in preventing cyber attacks or successfully mitigating their effects.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from such cybersecurity attacks, including computer viruses, unauthorized access, ransomware attacks, phishing expeditions, natural disasters, terrorism, war and telecommunication and electrical failures. Such an event could cause interruption of our operations. To the extent that any disruption or security breach were to result in a loss of or damage to our data, or inappropriate disclosure of confidential or proprietary information, we could suffer reputational harm or face litigation or adverse regulatory action and the development of our products could be delayed.

Our sales force and other employees, third party logistics partners, CMOs, CROs, principal investigators, collaborators, independent contractors, consultants and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Major bank failure or sustained financial market illiquidity, could adversely affect our business, financial condition and results of operations.

We face certain risks in the event of a sustained deterioration of domestic or international financial market liquidity. In particular:

●	We may be unable to access funds in our deposit accounts on a timely basis. Any resulting need to access other sources of liquidity or short-term borrowing would increase our costs.

●	In the event of a major bank failure, we could face major risks to the recovery of our bank deposits. A substantial portion of our cash and cash equivalents are either held at banks that are not subject to insurance protection against loss or exceed the deposit insurance limit. While we are not currently aware of any liquidity issues directly impacting the financial institutions where we hold cash deposits or securities, if financial liquidity deteriorates, there can be no assurance we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease or sublease various properties, including office buildings, manufacturing, research and development facilities and sales offices within the U.S. We continuously review and evaluate our facilities as a part of our strategy to optimize our business operations. The following table sets forth a list of our properties as of June 30, 2023.

Location	Leased/Owned	Purpose
Englewood, CO	Leased	Corporate headquarters
Grand Prairie, TX	Leased	Administrative offices, Laboratory and Manufacturing facilities
Berwyn, PA	Leased	Office
Oceanside, CA	Leased	Warehouse

ITEM 3. LEGAL PROCEEDINGS

Witmer Class-Action Securities Litigation. A shareholder derivative suit was filed on September 12, 2022 in the Delaware Chancery Court by Paul Witmer, derivatively and on behalf of all Aytu stockholders, against Armistice Capital, LLC, Armistice Capital Master Fund, Ltd., Steve Boyd (Armistice’s Chief Investment Officer and Managing Partner, and a former director of Aytu), and certain other current and former directors of Aytu, Joshua Disbrow, Gary

Cantrell, John Donofrio, Jr., Michael Macaluso, Carl Dockery and Ketan B. Mehta. Plaintiff amended the complaint on April 5, 2023. The Amended Complaint drops Mr. Macaluso as a defendant and alleges that (i) Armistice facilitated the sale of assets of Cerecor in 2019 and Innovus in 2020 to Aytu in exchange for convertible securities which it subsequently converted and sold at a profit on the open market; (ii) the Armistice defendants breached their fiduciary duties, were unjustly enrichment and wasted corporate assets in connection with these acquisitions; (iii) the Armistice defendants breached their fiduciary duties by engaging in as insider trading; and (iv) the other directors breached their fiduciary duties, and aided and abetted the Armistice defendants breaches of fiduciary duties, in connection with these acquisitions. The Amended Complaint seeks unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees. While we believe that this lawsuit is without merit and have vigorously defended against it, we have agreed to settle the matter for various corporate governance modifications and the payment of plaintiff’s attorneys’ fees.

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

Stein Litigation. Cielo Stein (“Stein”), a former sales specialist, filed a complaint on February 1, 2023 in Jefferson County Circuit Court in Kentucky against the Company and its wholly-owned subsidiary Neos Therapeutics. The complaint alleges that Aytu retaliated against Stein in violation of the Kentucky Civil Rights Act after she opposed what she contends was unwelcome behavior by her supervisor. The complaint also alleges that the Company’s response to Stein’s subsequent complaint to human resources was inadequate. The complaint seeks an award of unspecified compensatory damages, emotional-distress damages, and attorneys’ fees and costs. The Company removed the lawsuit to the United States District Court for the Western District of Kentucky and filed a motion to dismiss the complaint, which is pending. Due to the early stage of litigation, we are not able to predict at this time whether this proceeding will have a material impact on our financial condition or results of operations, and intend to vigorously defend this case in the event it is not dismissed.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the NASDAQ Capital Market under the symbol “AYTU” since October 20, 2017.

On January 6, 2023, we effected a 1-for-20 reverse stock split of our outstanding shares of common stock. Unless specifically provided otherwise herein, the share and per share information that follows in this Annual Report on Form 10-K other than in the historical financial statements and related notes included elsewhere in this Form 10-K, assumes the effect of the reverse stock split.

On September 20, 2023, the closing price as reported on the Nasdaq of our common stock was $1.585, and there were 190 holders of record of our common stock.

Equity Compensation Plan Information

On May 18, 2023, our stockholders approved the adoption of the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the "2023 Equity Incentive Plan”). Prior to our adoption of the 2023 Equity Incentive Plan, we awarded equity incentive grants to our directors and employees under the Aytu BioScience, Inc. 2015 Stock Option and Incentive Plan (“Aytu 2015 Plan”) and the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (“the Neos 2015 Plan”) (collectively the “2015 Plans”). For the 2023 Equity Incentive Plan, the stockholders approved (a) 200,000 new shares, (b) 87,155 shares available for grant under the 2015 Plans be “rolled over” to the 2023 Equity Incentive Plan and (c) any shares that are returned to the company under the 2015 Plans be added to the 2023 Equity Incentive Plan.

The following table displays equity compensation plan information as of June 30, 2023 relating to securities reserved for future issuance upon exercise.

Number of
Securities
Remaining
	Number of		Available for
	Securities to	Weighted-	Issuance under
	be Issued	Average	Equity
	upon	Exercise	Compensation
	Exercise of	Price of	Plans
	Outstanding	Outstanding	(Column C -
	Options,	Options,	Excluding
	Warrants	Warrants	Securities
	and Rights	and Rights	Reflected in
Plan Category	(Column A)	(Column B)(1)	(Column (A))
Equity compensation plans approved by security holders	94,302	$15.17	84,560
Equity compensation plans not approved by security holders(2)	4,419	$127.77	2,595
Total	98,721	$18.37	87,155
(1)	It reflects the weighted-average exercise prices of options outstanding. Restricted stocks and restricted stock units (RSUs) do not have exercise prices (see Note 15 - Equity Incentive Plan).
(2)	It reflects the equity plan we assumed pursuant to the Neos Acquisition and restricted stock previously issued outside of the Aytu 2015 Plan (see Note 15 - Equity Incentive Plan).

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

OBJECTIVE

The purpose of the Management Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the fiscal year ended June 30, 2023 and our financial condition as of June 30, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

OVERVIEW

We are a commercial-stage pharmaceutical company focused on commercializing novel therapeutics and consumer healthcare products. We operate through two business segments (i) the Rx Segment, consisting of various prescription pharmaceutical products sold through third party wholesalers (the Rx Portfolio”), and (ii) the Consumer Health Segment, which consists of various consumer health products sold directly to consumers. We generate revenue by selling our products through third party intermediaries in our marketing channels as well as directly to our customers. We currently manufacture our products for the treatment of ADHD at our manufacturing facility in Grand Prairie, Texas and use third party manufacturers for our other prescription and consumer health products. We also have a product candidate in development, AR101 (enzastaurin) for the treatment of VEDS, for which the development has been indefinitely suspended.

We have incurred significant losses in each year since inception. Our net losses were $17.1 million and $108.8 million for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, we had an accumulated deficit of approximately $304.1 million and $287.1 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including the integration of our acquisitions and the commercialization of our product pipeline.

SIGNIFICANT DEVELOPMENTS

Business Environment

We have continued to experience significant inflationary pressure and supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor during fiscal 2023. While we do not have sales or operations in Russia or Ukraine, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We expect that inflationary pressures and supply chain disruptions could continue to be significant across the business throughout the year.

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

Development Products

AR101

On December 7, 2021, the FDA granted Orphan Drug Designation (“ODD”) to AR101 for the treatment of Ehlers-Danlos Syndrome, a group of rare inherited connective tissue disorders that includes the severe subtype VEDS. The FDA grants ODD status to drugs and biologics that are intended for the safe and effective treatment, diagnosis or prevention of rare diseases, or conditions that affect fewer than 200,000 people in the U.S. ODD affords us with certain financial incentives to support clinical development and the potential for up to seven years of market exclusivity in the U.S. upon regulatory approval.

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

In October 2022, we announced the indefinite suspension of the development of AR101 to focus on our commercial operations.

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

In April 2022, our preclinical pilot study showed that administration of Healight delayed the time to development of VAP in a novel porcine model. The proof-of-concept study was conducted at Hospital Clinic de Barcelona under the supervision of principal investigator Antonio Torres, M.D., Ph.D., FERS, FCCP, ATSF, Senior Consultant, Pulmonology Department - one of the only centers in the world with access to this well-characterized porcine model of VAP caused by oropharyngeal secretions colonized by Pseudomonas aeruginosa. In the study, administration of the Healight UV-A endotracheal catheter resulted in a 46% reduction in multidrug-resistant Pseudomonas aeruginosa (“PA C1-17”) versus controls following two separate 20-minute treatments. Based on these positive data, Hospital Clinic de Barcelona and we conducted a second, larger porcine VAP study to guide the future development of Healight for patients with VAP. We have since terminated the license agreement with Cedars-Sinai Medical Center (“CSMC”) and have discontinued development of Healight.

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

On March 24, 2023, we entered into an Amendment No. 4 (the “Eclipse Amendment”) to the Loan and Security Agreement dated October 2, 2019. The Eclipse Amendment, among other things, provided for an aggregate increase of $2.0 million to the Eclipse Lender’s commitment to make revolving loans from time to time under the Eclipse Agreement and increased the maximum amount available under the revolving credit facility provided under the Eclipse Agreement to $14.5 million. The ability to make borrowings and obtain advances of revolving loans under the Eclipse Agreement remains subject to a borrowing base and reserve, and availability blockage requirements.

On March 7, 2022, upon closing of an underwritten public offering, we raised gross proceeds of $7.6 million from the issuance of (i) 151,500 shares of our common stock, (ii) pre-funded warrants to purchase up to 151,500 shares of common stock, and (iii) common stock purchase warrants to purchase up to 333,300 shares of common stock. We received $6.8 million in proceeds net of underwriting fees and other expenses. In April 2022, the pre-funded warrants were exercised in full.

On August 11, 2022, upon the closing of an underwritten public offering, we raised proceeds of $10.0 million from the issuance of (i) 1,075,290 shares of our common stock, and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 87,500 shares of our common stock, and (ii) accompanying warrants to purchase 1,265,547 shares of our common stock. We received $9.1 million in proceeds net of underwriting fees and other expenses. In August 2022, the pre-funded warrants were exercised in full.

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

A cash payment was made to each stockholder in lieu of any fractional interest in a share to which each stockholder would otherwise be entitled as a result of the reverse stock split. The reverse stock split reduced the number of shares of outstanding common stock from approximately 68.8 million shares to approximately 3.4 million shares. As a result of the reverse stock split, proportional adjustments were also made to outstanding warrants and options, and to the shares available for grant in our equity incentive plan.

On June 8, 2023, we entered into a securities purchase agreement with certain institutional investors named therein and a placement agency agreement with Maxim Group LLC, pursuant to which the Company agreed to issue and sell to investors in the offering an aggregate of 1,743,695 shares of the Company’s common stock, pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock, accompanying Tranche A warrants to purchase 2,173,912 shares of common stock, and accompanying Tranche B warrants to purchase 2,173,912 shares of common stock in a best-efforts offering. The common warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the pre-funded warrant. The gross proceeds were $4.0 million and net proceeds were approximately $3.4 million after deducting offering expenses. The offering closed on June 13, 2023.

During the year ended June 30, 2023, we issued 699,929 shares of common stock under the ATM Sales Agreement (as defined below) with total gross proceeds of approximately $3.0 million before deducting commissions of 3% and other offering expenses including legal and audit fees.

Discontinued Products

As part of our realization of post-acquisition synergies and product prioritization, we have implemented a portfolio rationalization plan whereby we will discontinue or divest five non-core products in our Rx Segment: Cefaclor Oral Suspension, Flexichamber, Tussionex, Tuzistra XR, and ZolpiMist. These products, collectively, contributed $1.6 million and $2.1 million in net revenue during the years ended June 30, 2023 and 2022, respectively.

RESULTS OF OPERATIONS

Comparison of the years ended June 30, 2023 and 2022

	Year Ended
	June 30,
	2023	2022	Change

	(In thousands)
Product revenue, net	$107,399	$96,669	$10,730
Cost of sales	40,767	44,386	(3,619)
Gross profit	66,632	52,283	14,349

Operating expenses
Advertising and direct marketing	17,217	19,589	(2,372)
Other selling and marketing	24,231	19,124	5,107
General and administrative	28,630	31,167	(2,537)
Research and development	4,095	12,662	(8,567)
Goodwill impairment expense	—	65,802	(65,802)
Other impairment expense	5,705	9,656	(3,951)
Amortization of intangible assets	4,788	5,844	(1,056)
Gain from contingent consideration	(969)	(1,655)	686
Total operating expenses	83,697	162,189	(78,492)
Loss from operations	(17,065)	(109,906)	92,841
Other income (expense)
Other expense, net	(4,779)	(757)	(4,022)
Gain on extinguishment of debt	—	169	(169)
Gain on derivative warrant liability	4,793	1,605	3,188
Total other income, net	14	1,017	(1,003)
Loss before income tax	(17,051)	(108,889)	91,838
Income tax (benefit) expense	—	(110)	110
Net loss	$(17,051)	$(108,779)	$91,728

Revenue by segment

	Year Ended
	June 30,
	2023	2022	Change

	(In thousands)
Net revenue by segment:
Rx Segment	$73,799	$61,121	$12,678
Consumer Health Segment	33,600	35,548	(1,948)
Total net revenue	$107,399	$96,669	$10,730

During the year ended June 30, 2023, net product revenue increased by $10.7 million, or 11% compared to the year ended June 30, 2022. The increase in our Rx Segment product lines was primarily due to higher volume due to shortages of competing ADHD products, the effectiveness of our Aytu Rx Connect program, and the effectiveness of our sales and marketing programs. The decrease in the Consumer Health Segment’s net revenue was due to the reduction of our direct mailing business to focus our efforts on the higher profitability of our e-commerce business. We expect the revenue from our Consumer Health Segment to continue to decrease in fiscal 2024 as we look to monetize or discontinue this segment.

Gross margin by segment

	Year Ended
	June 30,
	2023	2022	Change

Gross margin by segment:
Rx Segment	71%	56%	15%
Consumer Health Segment	43%	51%	(8)%
Total gross margin by segment	62%	54%	8%

During the year ended June 30, 2023, gross margins increased by 8% compared to the year ended June 30, 2022. The improvement in Rx Segment gross margin percentage was primarily due to the greater volumes resulting in greater utilization of our manufacturing facilities. The lower gross margin in our Consumer Health Segment was due to the focus on our e-commerce business, which has lower gross margins, but higher contribution margins than our direct mailing business. In addition, we recorded an inventory impairment write-off of $2.1 million in the Consumer Health Segment.

Advertising and direct marketing (Consumer Health Segment)

During the year ended June 30, 2023, advertising and direct marketing expenses decreased by $2.4 million, or 12%, compared to the year ended June 30, 2022. Advertising and direct marketing expense include direct-to-consumer marketing, advertising, sales, and customer support and processing fees related to our Consumer Health Segment. The reduction in advertising and direct marketing costs were due to our focus on our e-commerce business during fiscal 2023. We expect advertising and direct marketing expenses to decrease from 2023 levels as we continue to reduce our direct mailing business and monetize or discontinue our Consumer Health Segment.

Other selling and marketing

During the year ended June 30, 2023, other selling and marketing expense increased $5.1 million, or 27%, compared to the year ended June 30, 2022. The increase was primarily driven by higher commission expense, a result of the higher subscriptions generated by our sales force. In addition, we incurred increased commercial marketing program fees due to the higher volumes generated.

General and administrative

During the year ended June 30, 2023, general and administrative expense decreased by $2.5 million or 8%, compared to the year ended June 30, 2022. The decrease was primarily due to reductions of redundancies from the Neos and Innovus acquisitions.

Research and development

	Year Ended
	June 30,
	2023	2022	Change

	(In thousands)
Research and development:
AR101	$1,880	$10,673	$(8,793)
ADHD	1,803	702	1,101
Healight	250	926	(676)
Others	162	361	(199)
Total Research and development	$4,095	$12,662	$(8,567)

During the year ended June 30, 2023, research and development expense decreased by $8.6 million, or 68%, compared to the year ended June 30, 2022. Our research and development costs were primarily associated with our AR101 product candidate and support of our ADHD products, Adzenys and Contempla, and to a lesser extent, the development of our Healight product candidate, and support for our commercialized products. In October 2022, we announced the suspension of the development of AR101 and Healight to focus on our commercial operations, resulting in the decrease in expenses in fiscal 2023.

Impairment expense

During the year ended June 30, 2023, we recognized total impairment expense of $5.7 million, consisting of (i) $5.6 million intangible assets, and (ii) $0.1 million other assets. The impairments were due to increased focus on our commercial efforts in the Rx Segment and discontinued product distributions in the Consumer Health Segment. See Note 7 – Goodwill and Other Intangible Assets in the accompanying consolidated financial statements for further information.

During the year ended June 30, 2022, we recognized total impairment expense of $75.5 million, consisting of (i) $65.8 million in goodwill, (ii) $7.1 million intangible assets, (iii) $2.0 million inventory, (iv) $0.4 million other assets and (v) $0.2 million property and equipment. The impairment expense related to write-down of assets was due to the discontinuation of commercializing certain products and products not marketed. See Note 7 – Goodwill and Other Intangible Assets in the accompanying consolidated financial statements for further information.

Amortization of intangible assets

During the year ended June 30, 2023, amortization expense of intangible assets, excluding amounts included in cost of sales, decreased by $1.1 million, or 18%, compared to the year ended June 30, 2022. The decreases were primarily related to the smaller intangible asset base due to the impairments of certain intangible assets during fiscal year 2022.

Gain or loss from contingent consideration

We fair value our acquisition-related contingent considerations based on our projected results, any changes are reflected through income or expense. During the year ended June 30, 2023, the gain from contingent considerations decreased by $0.7 million, or 41%, compared to the year ended June 30, 2022. The decrease was primarily due to the contingent considerations (including CVRs) expiring or winding down during the fiscal year of 2023.

Other (expense) income, net

During the year ended June 30, 2023, other expense, net increased by $4.0 million compared to the year ended June 30, 2022. Other expense, net, includes interest expense, accretion from fixed payment arrangements, and other income. In the fiscal year ended June 30, 2022, we received payments related to the divestiture of Natesto, which was recorded as other income. Starting the third quarter of fiscal 2023, we did not receive such payments.

Unrealized gain or loss on derivative warrant liabilities

We fair value our derivative warrant liabilities using either the Monte Carlo simulation model or the Black-Scholes option pricing model. Derivative warrant liabilities are revalued at each reporting period and changes are reflected through income or expense. During the year ended June 30, 2023, the net gain from derivative warrant liability increased by $3.2 million when compared to the year ended June 30, 2022. The net increase was primarily due to higher fair values of derivative liabilities from warrants issued during fiscal year 2023. See Note 14 – Stockholders’ Equity and Note 12 – Fair Value Considerations in the accompanying consolidated financial statements for further details.

Income tax benefit

For the fiscal year ended 2023, there was no income tax benefit, primarily driven by the Internal Revenue Code Section 382 limitation on net operating loss utilization.

For the fiscal year ended 2022, the impairment of the Rx Segment book goodwill decreased the net deferred tax liability by $0.1 million resulting in an income tax benefit of $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended June 30,
	2023	2022	Change

	(In thousands)
Net cash used in operating activities	$(5,129)	$(28,823)	$23,694
Net cash used in investing activities	$(117)	$(3,248)	$3,131
Net cash provided by financing activities	$8,871	$1,530	$7,341

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including goodwill and intangible asset impairment, inventory write-down, changes in fair values of various liabilities, stock-based compensation expense, depreciation, amortization and accretion, and other charges.

During the fiscal year ended June 30, 2023, net cash used in operating activities totaled $5.1 million. The decrease in net cash used was primarily the result of the decrease in operating loss, and increases in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable, inventory, and prepaid expenses.

During the fiscal year ended June 30, 2022, net cash used in operating activities totaled $28.8 million. The use of cash was approximately $81.4 million less than the net loss primarily due to non-cash charges of depreciation, amortization and accretion, impairment of goodwill and intangible assets, stock-based compensation, inventory and other assets write-downs and loss on debt extinguishment. These charges were offset by gains from change in fair values of contingent consideration and contingent value rights. In addition, our use of cash decreased due to changes in working capital including decreases in accounts receivable, inventory and prepaids, offset by a decrease in accrued liabilities and accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities is generally related to our merger and acquisitions as well as purchase of assets to support our operations.

Net cash used in investing activities was $0.1 million during the year ended June 30, 2023.

Net cash used in investing activities of $3.2 million during the year ended June 30, 2022, was primarily due to $3.2 million payment of contingent consideration.

Net Cash from Financing Activities

Net cash provided by financing activities of $8.9 million during the year ended June 30, 2023, was primarily from $3.4 million of net proceeds from our securities purchase agreement in June 2023, $9.1 million of net proceeds from our August 2022 equity raise, and $2.9 million net proceeds from our sales under the ATM Sales Agreement; partially offset by $2.3 million of net payments made under our short-term line of credit, and fixed payment arrangements totaling $4.3 million.

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

Shelf Registrations

On September 28, 2021, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of June 30, 2023, approximately $82.4 million remains available under the 2021 Shelf. This availability is subject to SEC 1.B.6 limitations of Form S-3.

On June 8, 2020, the Company filed a shelf registration statement (the “2020 Shelf”), which was declared effective by the SEC on June 17, 2020, covering up to $100.0 million of its common stock, preferred stock, debt securities, warrants, rights, and units. The 2020 Shelf expired in June 2023.

In June 2020, under the 2020 Shelf, we initiated an at-the-market offering program ("ATM"), which allows us to sell and issue shares of our common stock from time-to-time. On June 2, 2021, we terminated our “at-the-market” sales agreement with a sales agent, and on June 4, 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Sales Agreement”) with a sales agent, pursuant to which we agreed to sell up to $30.0 million of our common stock from time to time in “at-the-market” offerings under the 2020 Shelf. During the year ended June 30, 2023, we issued 699,929 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $2.9 million. As of June 30, 2023, we had approximately $3.0 million of capacity under the ATM Sales Agreement due to baby self-limitations. As our market capitalization increases, these limitations will be adjusted and we will be able to issue additional ATM sales. We terminated the Controlled Equity Offering in July 2023.

Underwriting & Placement Agency Agreements

On June 8, 2023, we entered into a securities purchase agreement with certain institutional investors named therein and a placement agency agreement with Maxim Group LLC, pursuant to which the Company agreed to issue and sell to investors in the offering an aggregate of 1,743,695 shares of the Company’s common stock, pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock, accompanying Tranche A warrants to purchase 2,173,912 shares of common stock, and accompanying Tranche B warrants to purchase 2,173,912 shares of common stock in a best-efforts offering. The common warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the pre-funded warrant. The gross proceeds were $4.0 million, and net proceeds were approximately $3.4 million after deducting offering expenses. The offering closed on June 13, 2023.

On August 11, 2022, we closed an underwritten public offering, pursuant to which we sold an aggregate of (i) 1,075,290 shares of its common stock, (ii), pre-funded warrants to purchase 87,500 shares of its common stock, and (ii) accompanying warrants to purchase 1,265,547 shares of our common stock. The shares of common stock (or pre-funded warrants) and the accompanying common warrants were issued separately but could only be purchased together. The combined public offering price for each share of common stock and accompanying common warrant was $8.60, and the combined offering price for each pre-funded warrant and accompanying common warrant is $8.58, which equals the public offering price per share of the common stock and accompanying common warrant, less the $0.001 per share exercise price of each pre-funded warrant. The pre-funded warrants were exercised in full in August 2022. The common warrants are exercisable at any time after the date of issuance for a period of five years from the date such common warrants are first exercisable. The number of shares of common stock issuable upon exercise of the common warrants is subject to adjustment in certain circumstances, including a stock split of, stock dividend on, or a subdivision, combination or recapitalization of the common stock. The Company received gross proceeds of $10.0 million and net proceeds were approximately $9.1 million, after deducting underwriting discounts and commissions and estimated offering expenses.

On March 7, 2022, we closed on an underwritten public offering, pursuant to which, we sold (i) 151,500 shares of our common stock, (ii) pre-funded warrants to purchase up to 151,500 shares of common stock, and (iii) common warrants to purchase up to 333,300 shares of common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, with one common warrant to purchase 1.1 shares of common stock for each share of common stock or each pre-funded warrant sold. The pre-funded warrants have an exercise price of $0.002 per share of common stock and were exercised in full in April 2022. The common warrants have an exercise price of $26.00 per share of common stock and are exercisable six months after the date of issuance and have a term of five years from the date of exercisability. We raised gross proceeds of $7.6 million before commission and other costs of $0.8 million.

Avenue Capital Agreement

On January 26, 2022, we entered into the Avenue Capital Agreement, pursuant to which the Company received $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. We met certain milestones which resulted in monthly payments consisting of interest only. The principal amount will become due on the maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used towards the repayment of outstanding debt.

In the event we prepay the outstanding principal prior to the maturity date, we will pay Avenue Capital a fee equal to (i) 3.0% of the loan if such event occurs on or before January 26 2023, (ii) 2.0% of the loan if such event occurs after January 26, 2023 but on or before January 26, 2024, and (iii) 1.0% of the loan if such event occurs after January 26, 2024 but before January 26, 2025. In addition, upon the payment in full of the obligations, we shall pay to Avenue Capital a non-refundable fee in the amount of $0.6 million (“Final Payment”). See Note 11 – Long-term Debt in the accompanying consolidated financial statements for further information.

Eclipse Loan Agreement

The Eclipse Loan Agreement, as amended, provides us with up to $14.5 million in Revolving Loans, of which up to $2.5 million may be available for short-term swingline loans, against 85% of eligible accounts receivable. The Revolving Loans bore interest at Secure Overnight Financing Rate (“SOFR”), plus 4.50% through April 2022. Beginning in May 2022 through maturity, the Revolving Loans bear interest at the SOFR plus 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum Revolving Loans amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Eclipse Loan Agreement, as amended, is January 26, 2025.

In the event that, for any reason, all or any portion of the Eclipse Loan Agreement is terminated prior to the scheduled maturity date, in addition to the payment of all outstanding principal and unpaid accrued interest, we are required to pay a fee equal to (i) 2.0% of the Revolving Loans commitment if such event occurs on or before January 26, 2023, (ii) 1.0% of the Revolving Loans commitment if such event occurs after January 26, 2023 but on or before January 26, 2024, and (iii) 0.5% of the Revolving Loans commitment if such event occurs after January 26, 2024 but on or before January 26, 2025. We may permanently terminate the Eclipse Loan Agreement with at least five business days prior notice. See Note 10 – Line of Credit in the accompanying consolidated financial statements for further information.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 18 – Commitments and Contingencies in the accompanying consolidated financial statements for further information.

On May 12, 2022, the Company entered into an agreement with Tris to terminate the License, Development, Manufacturing and Supply Agreement dated November 2, 2018 related to Tuzistra (the “Tuzistra License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $6 million to $9 million, which reduced our total liability for minimum payments by approximately $8.0 million from the original License Agreement. The settlement payment will be paid in three installments from December 2022 through July 2024, with a provision that allows for the Company to pay interest on any principal amounts due but remaining unpaid past the scheduled payment date.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments. As of June 30, 2023, up to $3.8 million of fixed and product milestone payments remain through 2026 and are expected to be paid from the revenue generated by Karbinal ER.

In connection with the February 2020 acquisition of Innovus Pharmaceuticals, Inc. (the “Innovus Acquisition”), all of Innovus’s shares were converted to our common stock and contingent value rights (“CVRs”), which represents contingent additional consideration of up to $16.0 million payable to satisfy future performance milestones. As of June 30, 2023, up to $5.0 million of potential CVR milestone payments remain, which we do not expect to pay. These CVR milestone payments expire on December 31, 2023.

In connection with our Innovus Acquisition, we assumed a contingent obligation which required us to make milestone payment of $0.5 million, between fiscal year 2026 through fiscal year 2033 to Novalere, if and when certain levels of FlutiCare sales are achieved.

In connection with our acquisition of the Rumpus assets, upon satisfaction of milestones, we may be required to pay up to $67.5 million in regulatory and commercial-based earn-out payments to Rumpus. Under the licensing agreement with Denovo Biopharma LLC (“Denovo”), we are required to make a payment of $0.6 million for a license fee in April 2022 and upon achievement of regulatory and commercial milestones, up to $101.7 million. Under the licensing agreement with Johns Hopkins University (“JHU”), upon achievement of regulatory and commercial milestone, we may be required to pay up to $1.6 million to JHU. In fiscal 2022, two milestones payable to Rumpus were achieved totaling $4.0 million, which were paid in 109,447 shares of common stock and $2.6 million in cash.

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

While our significant accounting policies are described in more detail in Note 2 – Summary of Significant Accounting policies to the notes to our audited financial statements included elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

We generate revenue from product sales through our Rx Segment and Consumer Health Segment. We evaluate our contracts with customers to determine revenue recognition using the following five-step model: (1) identify the contract with the customer; (2) identify the performance obligations and if they are distinct; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) a performance obligation is satisfied.

Net product sales in the Rx Segment consist of sales of prescription pharmaceutical products under the Rx Portfolio, principally to a limited number of wholesale distributors and pharmacies in the United States. Rx product revenue is recognized at the point in time that control of the product transfers to the customer in accordance with shipping terms (i.e., upon delivery), which is generally “free-on-board” destination when shipped domestically within the United States and “free-on-board” shipping point when shipped internationally consistent with the contractual terms.

The Company makes estimates of the net sales price, including estimates of variable consideration to be incurred on the respective product sales (known as “Gross to Net” adjustments). Estimating gross to net adjustments and applying the constraint on variable consideration requires the use of significant management judgment and other market data.

The Gross to Net adjustments include:

●	Savings offers The Company offers savings programs for its patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted.
●	Prompt payment discounts Prompt payment discounts are based on standard provisions of wholesalers’ services.
●	Wholesale distribution fees Wholesale distribution fees are based on definitive contractual agreements for the management of the Company’s products by wholesalers.
●	Rebates The Rx Portfolio products are subject to commercial managed care and government (i.e. Medicaid) programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to rebate accruals are estimated based on historical information from third-party providers.
●	Wholesaler chargebacks The Rx Portfolio products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to the Company following the product purchases of the wholesalers’ end customers.

●	Returns Wholesalers’ contractual return rights are limited to defective product, product that was shipped in error, product ordered by customer in error, product returned due to overstock, product returned due to dating or product returned due to recall or other changes in regulatory guidelines. The return policy for expired product allows the wholesaler to return such product starting six months prior to expiry date to twelve months post expiry date. The Company analyzes return data available from sales since inception date to determine a reliable return rate.

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

A 10% increase or decrease in these estimates impacts net sales by a corresponding increase or decrease of approximately $3.3 million.

We generate Consumer Health Segment product revenue from sales of various consumer health products through e-commerce platforms and direct mail. Revenue is generally recognized “free-on-board” shipping point, as those are the agreed-upon contractual terms. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by us from a customer are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

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

Our strategy is to continue building our portfolio of revenue-generating products by leveraging our commercial team’s expertise to build leading brands within large therapeutic markets. As a result of focusing on building the portfolio of revenue-generating prescription products, we have decided to abandon active development of its NT0502 (N-desethyloxybutynin), a new chemical entity that is for the treatment of sialorrhea, which is excessive salivation or drooling. During the year ended June 30, 2023, we incurred an impairment charge of $2.6 million related to NT0502 and have terminated the licensing agreement. We also terminated the license agreement with Cedars-Sinai Medical Center surrounding the Healight technology platform as an additional result of terminating the development of the Healight program. Further, the acquired product distribution rights from Innovus was impaired by $3.0 million due to discontinuance of products in the Consumer Health Segment.

During the year ended June 30, 2022, in connection with the decision to discontinue commercializing or divesting certain products within the Rx Segment that have minimal revenue and gross margin contribution, the Company recorded $4.9 million impairment expense for the write-down of intangible assets consisting of (i) $2.6 million for AcipHex Sprinkle, (ii) $1.4 million for ZolpiMist, (iii) $0.5 million for Tussionex, (iv) $0.2 million for Cefaclor and (v) $0.2 million for the Neos tradename. Additionally, our Consumer Health Segment recorded an impairment of $2.2 million related to products no longer being marketed and products that have been underperforming.

Goodwill

Goodwill is recorded as the difference between the fair value of the purchase consideration and the fair value of the net identifiable tangible and intangible assets acquired. As described in Note 2 – Summary of Significant Accounting Policies to our financial statements, Goodwill is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. If, after assessing events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform a quantitative impairment test by comparing the fair value of the reporting unit with the carrying value. If the fair value of a reporting unit is less than the carrying amount, an impairment charge is recorded in the amount of the difference. The fair value of a reporting unit is estimated using a combination of a market multiple and a discounted cash flow approach. Determining the fair value of a reporting unit requires the use of estimates, assumptions and judgment. The principal estimates and assumptions that we use include prospective financial information (revenue growth, operating margins, and capital expenditures), future market conditions, weighted average costs of capital, a terminal growth rate, comparable multiples of publicly traded companies in our industry, and the earnings metrics and multiples utilized. We believe that the estimates and assumptions used in impairment assessments are reasonable. We have determined that we have two reporting units that require periodic review for goodwill impairment, the Rx Segment, and the Consumer Health Segment.

During the fiscal year 2022, our market capitalization significantly declined. The decline was considered a qualitative factor that led us to assess whether an impairment had occurred. The evaluation indicated that the goodwill related to one of the reporting units within the Rx Segment and Consumer Health Segment was potentially impaired. We performed a quantitative impairment test. As a result, we recorded an impairment charge of $65.8 million for the year ended June 30, 2022. At June 30, 2022, we had no goodwill recorded on our balance sheet.

Warrants

Equity classified warrants are valued using a Black-Scholes options pricing model at issuance and are not remeasured. Liability classified warrants are carried at fair value using either the Black-Scholes option pricing or Monte Carlo simulation model. Changes in the fair value of liability classified warrants in subsequent periods are recorded as a gain or loss on remeasurement and reported as a component of cash flows from operations.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that our controls were not effective as of the end of the period covered by this report. Notwithstanding the material weakness, our management believes that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations, changes in stockholders’ equity and cash flows in conformity with GAAP.

In connection with the preparation of our financial statements for the period ended June 30, 2023, we concluded that we had a material weakness in internal control over financial reporting related to our analysis for the accounting for valuation of our inventory. At year end, it was determined that the analysis of over/under absorbed manufacturing costs was not performed, which could have led to material misstatement of our financial statement. If not addressed, the deficiency could result in a material misstatement in the future. In response, we have incorporated the process for quantifying any over or under absorbed manufacturing costs, and having the appropriate level of management evaluate the analysis and materiality of any over or under absorption.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Our management has concluded that, as of June 30, 2023, our internal control over financial reporting is effective based on these criteria.

Grant Thornton, LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, was not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Previous Disclosure of Material Weakness in Internal Controls Over Financial Reporting

As disclosed in our September 30, 2022 Form 10-Q/A, we identified a material weakness in controls over the accounting for complex warrant issuances and the classification of these issued warrants. This material weakness resulted in the failure to prevent material adjustments in accounting for the warrants as equity classification when the warrants should have been classified as liabilities and marked to market each reporting period. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, other literature, and consultation with third-party experts, we did not classify the warrants correctly.

Remediation Plan

Our Audit Committee conducted an internal investigation to identify and determine a plan to remediate the material weakness described above and to enhance our overall control environment. We will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes the implementation of controls over the process of reviewing significant and complex contracts and agreements.

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, there have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have material effect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Joshua R. Disbrow	48	Chairman and Chief Executive Officer
Mark Oki	54	Chief Financial Officer, Secretary, and Treasurer
Greg Pyszczymuka	44	Chief Commercial Officer
Carl C. Dockery	60	Director
John A. Donofrio, Jr.	55	Director
Abhinav Jian	32	Director
Vivian H. Liu	61	Director

The following is a biographical summary of the experience of our executive officers and directors during the past five years, and an indication of directorships held by the directors in other companies subject to the reporting requirements under the federal securities law.

Joshua R. Disbrow – Chairman and Chief Executive Officer

Mr. Disbrow has been employed by us since April 16, 2015 and a member of our Board of Directors since January 2016. Prior to the closing of the merger between Luoxis Diagnostics, Inc. and Vyrix Pharmaceuticals, Inc. that formed Aytu BioPharma, Mr. Disbrow was the Chief Executive Officer of Luoxis since January 2013. Mr. Disbrow jointly served as the Chief Operating Officer of Ampio Pharmaceuticals, Inc. (“Ampio”) from December 2012 until April 2015. Prior to joining Ampio, he served as the Vice President of Commercial Operations at Arbor Pharmaceuticals, LLC (“Arbor”), a specialty pharmaceutical company, from May 2007 through October 2012. He joined Arbor as that company’s second full-time employee. Mr. Disbrow led the company’s commercial efforts from inception to the company’s acquisition in 2010 and growth to over $127 million in net sales in 2011 and to over $250 million in net sales in 2012. By the time Mr. Disbrow departed Arbor in late 2012, he handled the growth of the commercial organization to comprise over 150 people in sales, marketing sales training, managed care, national accounts, and other commercial functions. Mr. Disbrow has spent over 26 years in the pharmaceutical, diagnostic, and medical device industries and has held positions of increasing responsibility in sales, sales management, marketing, commercial operations, commercial strategy, and business development. Prior to joining Arbor, Mr. Disbrow served as Regional Sales Manager with Cyberonics, Inc., a medical device company focused on neuromodulation therapies from June 2005 through April 2007. Prior to joining Cyberonics he was the Director of Marketing at LipoScience Inc., an in vitro diagnostics company. Mr. Disbrow holds an MBA from Wake Forest University School of Business and BS in Management from North Carolina State University. Mr. Disbrow’s experience in executive management and commercialization within the pharmaceutical industry, monetizing company opportunities, and corporate finance led to the conclusion that he should serve as a member of our Board of Directors.

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

Greg Pyszczymuka – Chief Commercial Officer

Mr. Pyszczymuka has served as our Chief Commercial Officer since January 2022. Prior to joining the Company, at the closing of the company’s merger with Neos Therapeutics in March 2021, Greg Pyszczymuka served as Vice President, Commercial at Neos Therapeutics since June 2020. He previously served as Vice President, Commercial Strategy & Market Access at Neos from November 2018 to June 2020, and as Executive Director of Channel Strategy & Access Programs. Prior to joining Neos, Greg had served in roles of increasing responsibility over a 15-year career including sales management, brand management, channel strategy, managed markets and new products planning. Greg joined Neos most recently from Aqua Pharmaceuticals (an Almirall company), and previously was with Iroko Pharmaceuticals, Zogenix, and Endo Pharmaceuticals. He holds a B.S. from Rutgers University and an M.B.A. from Argosy University.

John A. Donofrio, Jr. - Director

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

Abhinav “Abi” Jain - Director

Mr. Jain joined our Board of Directors in June 2023. Since July 2019, Mr. Jain has served as an Analyst at Nantahala Capital Management and is focused on investments in various sectors, including specialty and generic pharmaceuticals. From 2015-2017, Mr. Jain was an Associate at Angelo, Gordon & Co., an alternative asset manager. At Angelo, Gordon & Co., Mr. Jain focused on private equity and structured credit investments. He graduated from Massachusetts Institute of Technology in 2012 with an S.B. in Chemical-Biological Engineering and from The Wharton School of the University of Pennsylvania in 2019 with an M.B.A. with honors in Finance and Entrepreneurial Management. Mr. Jain’s financial expertise and experience led to the conclusion that he should serve as a member of our Board of Directors. Mr. Jain was appointed pursuant to a board designation right granted to Nantahala Capital Management, LLC to appoint one director to our Board of Directors, pursuant to the Securities Purchase Agreement dated June 8, 2023 with Nantahala and other investors.

Vivian H. Liu - Director

Ms. Liu joined our Board of Directors in July 2022. Ms. Liu currently serves as Head of Corporate Affairs for PREMIA Holdings (HK) Limited, a developer of clinical-genomic oncology databases and service provider to pharmaceutical companies seeking to operate clinical trials throughout Asia. Prior to joining PREMIA, Ms. Liu served in various roles, including as a member of Board of Directors and President, Chief Executive Officer and Chief Financial Officer for Innovus Pharmaceuticals, Inc., a publicly listed consumer healthcare company acquired by Aytu BioPharma in February 2020. Prior to Innovus, she served as the President and Chief Executive Officer of FasTrack Pharmaceuticals, Inc. From 2017-2018, she served as the Chief Operating Officer and a member of the Board of Directors of Cesca Therapeutics, Inc. Previously, Vivian served as Managing Director of OxOnc Services Company, an oncology development company, and prior to that, Ms. Liu co-founded and served as President, Chief Executive Officer, and board director of NexMed, Inc., a drug development company which was later renamed Apricus BioSciences. Prior to her appointment as President of NexMed, Ms. Liu served in several executive capacities, including as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Vice President of Corporate Affairs. Ms. Liu has an M.P.A. from the University of Southern California and a B.A. from the University of California, Berkeley. Ms. Liu’s experience in executive management within the pharmaceutical industry, as a director of a publicly traded biotech company and in corporate finance led to the conclusion that she should serve as a member of our Board of Directors.

Family Relationships

Jarrett T. Disbrow, our Chief Business Officer is the brother of Joshua R. Disbrow, our Chairman and Chief Executive Officer. There are no other family relationships among or between any of our current or former executive officers and directors.

Involvement in Certain Legal Proceedings

Mr. Oki was the Chief Financial Officer of Vivus, Inc. at the time a Chapter 11 petition was filed under the Federal bankruptcy laws in July 2020. Mr. Donofrio was Executive Vice President, Chief Operating Officer of Novan, Inc. at the time a Chapter 11 petition was filed under the Federal bankruptcy laws in July 2023.

Our directors or executive officers have not been involved in any legal proceedings in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

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

Based solely on our review of the copies of forms we have received, we believe that all such required reports have been timely filed, except for one late filing of a Form 4 by Josh Disbrow relating to a rescission of 80,000 shares of restricted common stock on December 20, 2022, which was inadvertently filed one day late on December 23, 2022, and two late filings of Form 4s by Greg Pyszczymuka, one of which related to the conversion of 833 restricted stock units to shares of common stock on April 25, 2023, which was inadvertently filed late on June 20, 2023, and the second of which related to the conversion of 208 restricted stock units to shares of common stock on June 30, 2023, which was inadvertently filed late on July 6, 2023.

Code of Ethics

The information required by this Item regarding our Code of Ethics is found in Part I, Item 1, under the caption “Code of Ethics.”

Board Committees

Our Board has established an Audit Committee, Compensation Committee and a Nominating and Governance Committee. Our Audit Committee consists of Mr. Donofrio (Chair), Mr. Dockery, Mr. Jain, and Ms. Liu. Our Compensation Committee consists of Ms. Liu (Chair), Mr. Dockery, Mr. Jain, and Mr. Donofrio. Our Nominating and Governance Committee consists of Mr. Dockery (Chair), Mr. Donofrio, Mr. Jain, and Ms. Liu. The independence of our directors is discussed in Part III, Item 13 under the caption “Director Independence.”

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

The following table provides information regarding all compensation paid to non-employee directors of Aytu during the fiscal year ended June 30, 2023.

	Fees Earned
	or Paid in	Stock
Name	Cash	Awards	Total
Carl C. Dockery (1)(2)	$70,000	$—	$70,000
John A. Donofrio Jr. (1)(2)	$90,000	$—	$90,000
Abhinav Jian (1)(2)	$3,306	$—	$3,306
Vivian H. Liu (1)(2)	$63,750	$25,870	$89,620
(1)

As of June 30, 2023, the number of restricted shares held by each non-employee director was as follows: 3,893 restricted shares for Mr. Dockery and 762 restricted shares for Mr. Donofrio, both adjusted for the recission of shares from the Aponowicz and Paguia settlement (for more information, see Stipulation of Compromise and Settlement in Note 15 to the Consolidated Financial Statements included in Aytu’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023). Ms. Liu held 6,825 restricted shares.

(2)	As of June 30, 2023, the number of stock options held by each non-employee director was as follows: (i) 200 shares for Mr. Dockery; (ii) 200 shares for Mr. Donofrio.

Executive Officer Compensation

The following table sets forth all cash compensation earned, as well as certain other compensation paid or accrued for the years ended June 30, 2023 and 2022 to each of the following named executive officers.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Award	Award	Compensation	Earnings	Compensation
Position	Year	($)	($)	($)	($)(1)	($)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Named Executive Officers:

Joshua R. Disbrow
Chief Executive Officer	2023	$590,000	$118,000	$—	$—	—	—	—	$708,000
since December 2012	2022	$590,000	$—	$—	$—	—	—	—	$590,000

Mark K. Oki
Chief Financial Officer, Secretary	2023	$415,000	$83,000	$—	$—	$—	$—	$24,840	$522,840
and Treasurer since January 2022	2022	$183,558	$50,000	$135,000	$—	$—	$—	$—	$368,558

Greg Pyszczymuka
Chief Commercial Officer	2023	$375,000	$150,000	$15,046	$—	$—	$—	$—	$540,046
(1)	Option awards are reported at fair value at the date of grant.

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

Outstanding Equity Awards at Fiscal Year-End 2023

The following table contains certain information concerning unexercised options for the Named Executive Officers as of June 30, 2023.

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
									Plan	Awards:
									Awards:	Market
			Equity						Number	or Payout
			Incentive				Number		of	Value of
			Plan				of	Market	Unearned	Unearned
			Awards:				Shares	Value of	Shares,	Shares,
	Number of	Number of	Number				or Units	Shares or	Units or	Units or
	Securities	Securities	of				of Stock	Units of	Other	Other
	Underlying	Underlying	Securities				That	Stock	Rights	Rights
	Unexercised	Unexercised	Underlying				Have	That	That	That
	Options	Options	Unexercised	Option		Option	Not	Have Not	Have Not	Have Not
	Exercisable	Unexercisable	Unearned Options	Exercise		Expiration	Vested	Vested ($)	Vested	Vested
Name	(#)	(#)	(#)	Price ($)		Date	(#)	(1)	(#)	($)
Named Executive Officers:
Joshua R. Disbrow	375	125	—		$290.00	6/8/2030	—	$—	—	$—
Chief Executive Officer	—	—	—		—	—	37	59	—	—
	—	—	—		—	—	2,227	3,563	—	—
	—	—	—		—	—	13,334	21,334	—	—
	—	—	—		—	—	563	901	—	—
	—	—	—		—	—	2	3	—	—
Total	375	125	—	$			16,163	$25,861	—	$—
Mark K. Oki	—	—	—		$—	—	2,917	$4,667	—	$—
Chief Financial Officer

Total	—	—	—	$			2,917	$4,667	—	$—
Greg Pyszczymuka	—	7,031	—		$4.00	10/1/2032	3,335	$5,336	—	$—
Chief Commercial Officer

Total	—	7,031	—	$			3,335	$5,336	—	$—
(1)	Based on $1.60 per share which was the closing price of our common stock on NASDAQ on June 30, 2023, the last trading day of that fiscal year.

Employment Agreements

Joshua R. Disbrow Agreement

On February 13, 2023, we entered into an amended and restated employment agreement with Mr. Disbrow. The agreement supersedes any prior employment agreements or amendments with the Company. The agreement was amended to: (i) provide for one-year employment terms with auto-renewal; (ii) modify the acceleration provision in connection with a change of control such that he would need to be terminated within 12 months following a change of control for “Cause” or resign for “Good Reason”; and (iii) provide associated changes to the “Cause” definition to (a) change material misconduct in connection with his employment to willful malfeasance or willful misconduct; and (b) change material breach of the employment agreement to willful and deliberate breach.

Mark K. Oki Agreement

On February 13, 2023, we entered into an amended and restated employment agreement with Mr. Oki. The agreement supersedes any prior employment agreements with the Company. The agreement was amended to: (i) modify the equity acceleration provision to conform to Mr. Disbrow’s agreement relating to the equity awards referenced and acceleration language; and (ii) provide associated changes to the “Cause” definition to (a) change material misconduct in connection with his other agreements with the Company to willful malfeasance or willful misconduct; (b) make conforming changes related to Mr. Oki’s unintended but material breach of the agreement instead of a material and repeated breach; and (c) change gross negligence in connection with his employment to willful malfeasance.

Greg Pyszczymuka Agreement

On March 21, 2023, we entered into an amended and restated employment agreement with Mr. Pyszczymuka. The agreement supersedes any prior employment agreements with the Company. The agreement was amended to: (i) modify the equity acceleration provision to conform to Mr. Disbrow’s agreement relating to the equity awards referenced and acceleration language; and (ii) provide associated changes to the “Cause” definition to (a) change material misconduct in connection with his other agreements with the Company, to willful malfeasance or willful misconduct; (b) make conforming changes related to Mr. Pyszczymuka’s unintended but material breach of the agreement, instead of a material and repeated breach; and (c) change gross negligence in connection with his employment to willful malfeasance.

Payments Provided Upon Termination for Good Reason or Without Cause

Pursuant to the employment agreements, in the event employment is terminated without Cause by us or the officer terminates his employment with Good Reason, we will be obligated to pay him any accrued compensation and, in the case of Mr. Disbrow, (i) a lump sum payment equal to two and one half (2.5) times his base salary in effect at the date of termination; (ii) continued participation in the health and welfare plans for up to two years; and (iii) a pro-rata amount of the target bonus determined by the percentage of time he was employed during the fiscal year. Messrs. Oki and Pyszczymuka shall receive, (i) a payment equal to his base salary in effect at the date of termination; (ii) immediate vesting of all stock-based awards; (iii) continued participation in the health and welfare plans for up to 12 months; and (iv) a pro-rata amount of the target bonus determined by the percentage of time he was employed during the fiscal year.

“Good Reason” means (i) there is a material reduction of the level compensation (excluding any bonuses) except where there is a general reduction applicable to the management team generally; (ii) there is a material reduction in overall responsibilities or authority, or scope of duties; or (iii) without the officer’s written consent, a material change in the principal geographic location at which the officer must perform his services (it being understood that the relocation of the officer to a facility or a location within forty (40) miles of the State Capitol Building in Denver, Colorado shall not be deemed material for purposes of the employment agreements).

“Cause” means (i) willful malfeasance or willful misconduct in connection with his employment; (ii) conviction of, or entry of a plea of guilty to, or entry of a plea of nolo contendere with respect to, any crime other than a traffic violation or infraction which is a misdemeanor; (iii) willful and deliberate violation of a Company policy, (iv) unintended but material breach of any written policy applicable to all employees adopted by the Company which is not cured to the reasonable satisfaction of the Board of Directors within thirty (30) business days after notice thereof; (v) the unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party as to which the officer owes an obligation of nondisclosure as a result of the officer’s relationship with the Company, or (vi) the willful and deliberate breach of the employment agreement.

Payments Provided Upon a Change in Control

In the event the officer’s employment is terminated within 12 months of a Change in Control of us, all stock options, restricted stock, and other stock-based grants granted or may be granted in the future by us to the officers will immediately vest and become exercisable. In addition, Mr. Disbrow shall be paid a pro-rata amount of the target bonus determined by the percentage of time he was employed during the fiscal year. In addition, Mr. Oki shall receive (i) a payment equal to his base salary in effect at the date of the Change in Control; (ii) continued participation in the health and welfare plans for up to 12 months; and (iii) a pro-rata amount of the target bonus determined by the percentage of time he was employed during the fiscal year.

“Change in Control” means: the occurrence of any of the following events:

●	the sale of all or substantially all of the assets of the Company on a consolidated basis to an unrelated person or entity; or

●	a merger, reorganization or consolidation pursuant to which the holders of the Company’s outstanding voting power and outstanding stock immediately prior to such transaction do not own a majority of the outstanding voting power and outstanding stock or other equity interests of the resulting or successor entity (or its ultimate parent, if applicable) immediately upon completion of such transaction
●	the sale of all of the stock of the Company to an unrelated person, entity or group thereof acting in concert; or
●	any other transaction in which the owners of the Company’s outstanding voting power immediately prior to such transaction do not own at least a majority of the outstanding voting power of the Company or any successor entity immediately upon completion of the transaction other than as a result of the acquisition of securities directly from the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock as of August 31, 2023 for:

●	each beneficial owner of more than 10% of our outstanding common stock;
●	each of our director and named executive officers; and
●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include common stock that can be acquired within 60 days of August 31, 2023. The percentage ownership information shown in the table is based upon 5,530,027 shares of common stock outstanding as of August 31, 2023.

Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options and warrants held by that person that are immediately exercisable or exercisable within 60 days of August 31, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The information in the tables below are based on information known to us or ascertained by us from public filings made by the stockholders. Except as otherwise indicated in the table below, addresses of the director, executive officers and named beneficial owners are in care of Aytu BioPharma, Inc., 7900 East Union Avenue, Suite 920, Denver, Colorado 80237.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
	Owned	Owned
5% or more Beneficial Owners
Nantahala Capital Management, LLC (1)	1,086,812	19.7%

Non-employee Directors
Carl C. Dockery(2)	8,402	*
John A. Donofrio Jr.(3)	962	*
Vivian H. Liu(4)	6,825	*
Named Officers
Joshua R. Disbrow(5)	71,966	1.30%
Mark K. Oki (6)	9,500	*
Greg Pyszczymuka (7)	22,143	*
All directors and executive officers as a group, including those named above (eight persons) (8)	190,951	3.45%
*	Represents beneficial ownership of less than 1%.
(1)

The number of shares is from a schedule 13D/A filed by Nantahala Capital Management with the SEC on June 16, 2023. Based on such filing, Nantahala Capital Management are deemed to have the voting and dispositive power with respect to 1,086,812 shares of common stock. Nantahala Capital have their principal business office at 130 Main St. 2nd Floor, Nan Canaan, CT 06840.

(2)

Consists of (i) 4,259 shares of common stock, (ii) 3,893 unvested restricted shares, and (iii) 200 shares of common stock issuable upon the exercise of vested options, (iv) 50 shares of common stock held by Alpha Venture Capital Partners, L.P Mr. Dockery is the President of the general partner of Alpha Venture Capital Partners, L.P. and therefore may be deemed to beneficially own the shares beneficially owned by Alpha Venture Capital Partners, L.P.

(3)	Consists of (i) 762 unvested restricted shares, (ii) 200 shares of common stock issuable upon the exercised of vested options.

(4) Consists of 6,825 unvested restricted shares.

(5)

Consists of (i) 55,428 shares of common stock, (ii) 16,163 unvested restricted shares, (iii) 375 shares of common stock issuable upon the exercise of vested options. Does not include 116 shares of common stock held by an irrevocable trust for estate planning in which Mr. Disbrow is a beneficiary. Mr. Disbrow does not have or share investment control over the shares held by the trust, Mr. Disbrow is not the trustee of the trust (nor is any member of Mr. Disbrow’s immediate family) and Mr. Disbrow does not have or share the power to revoke the trust. As such, under Rule 16a 8(b) and related rules, Mr. Disbrow does not have beneficial ownership over the shares purchased and held by the trust.

(6)	Consists of (i) 6,583 shares of common stock, (ii) 2,917 shares of unvested restricted shares.

(7) Consists of (i) 20,267 shares of common stock, (ii) 1,876 shares of unvested restricted shares.

(8)	In addition to the above stated for directors and officers, includes (i) 63,941 shares of common stock, and (ii) 7,212 shares of unvested restricted shares.

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

Jarrett T. Disbrow, the brother of Joshua R. Disbrow, our Chief Executive Officer, is employed by us as Chief Business Officer and President, Consumer Health. His total annual salary and other cash compensation was approximately $427,000, which consists of $365,000 base salary plus $62,000 cash bonus during the year ended June 30, 2023, and he receives benefits consistent with other employees serving in the same capacity.

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

Four of our five directors are independent under the definition of NASDAQ. Josh Disbrow is not independent under either definition due to being an executive officer of our Company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton, LLP, or Grant Thornton has served as our independent auditor since December 2022 and has been appointed by our Audit Committee to continue as our independent auditor for the fiscal year ending June 30, 2023.

Plante & Moran, PLLC, or Plante Moran has served as our independent auditor until December 2022.

The following table presents aggregate fees for professional services rendered by our principal independent registered public accounting firms, Grant Thornton for the fiscal year ended June 30, 2023, and Plante Moran for the year ended June 30, 2022, for the audit of our annual financial statements.

	Year Ended
	June 30,
	2023	2022

	(In thousands)
Audit fees	$940	$547
Audit related fees*	—	32
Total fees	$940	$579
*

Audit-related fees for both fiscal years 2023 and 2022 were comprised of fees related to registration statements, including S-1, S-3 and S-8 filings, our registered offerings, and at-the-market (ATM) offerings.

In addition to the amounts above, $0.1 million in professional services was rendered by Plante Moran as our principal independent auditor for the financial statements included in our Form 10–Q and 10-Q/A during the fiscal year ended June 30, 2023.

Dismissal of Independent Registered Public Accountants.

On December 12, 2022, the Audit Committee of the Board of Directors of Aytu BioPharma, Inc. (the “Company”) dismissed Plante & Moran, PLLC (“Plante Moran”), as the Company’s independent registered public accounting firm.

The reports of Plante Moran on the Company’s consolidated financial statements for the fiscal years ended June 30, 2022 and 2021 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for Plante Moran’s report on the financial statements for the year ended June 30, 2022, which contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2022 and 2021, and through the date of Plante Moran’s dismissal, there were (i) no “disagreements” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Plante Moran on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Plante Moran would have caused Plante Moran to make reference to the subject matter of the disagreement in connection with its reports on the Company’s consolidated financial statements for such years and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K, except for the material weakness in the Company’s internal control over financial reporting previously reported in Part II, Item 9A “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, as amended.

The Company concluded that it had a material weakness in its internal control over financial reporting related to the analysis for the accounting for the impairment of long-lived assets, including goodwill and other intangible assets. The Company performs an assessment to determine if an impairment of long-lived assets has occurred annually or when circumstances indicate an impairment may have occurred. This assessment was prepared by internal staffing and reviewed by the Chief Financial Officer. At the June 30, 2021 fiscal year end, it was determined that the Company improperly aggregated certain assets when performing this assessment. This resulted in an incorrect conclusion that no impairment had occurred. This deficiency did not result in a revision of any of the Company’s previously issued financial statements. However, if not addressed, the deficiency could have resulted in a material misstatement in the future. In response, the Company incorporated utilization of third-party providers to review its assumptions and computations in the Company’s impairment analysis for completeness and accuracy. The Company believes that its controls are now designed properly and operating effectively.

The material weakness was discussed with the Audit Committee. The Company has authorized Plante Moran to respond fully to inquiries of Grant Thornton LLP (“Grant Thornton”), the Company’s successor accountant as described below, concerning the material weaknesses.

Engagement of New Independent Registered Public Accountants.

On December 12, 2022, the Audit Committee appointed Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2023.

During the fiscal years ended June 30, 2021 and 2022 and the subsequent interim period through December 12, 2022, neither the Company nor anyone on its behalf has consulted with Grant Thornton with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Grant Thornton concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

PART IV

ITEM 15.    EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The following documents are filed as part of this Form 10-K, as set forth on the Index to the Consolidated Financial Statements found on page F-1.

●	Reports of Independent Registered Public Accounting Firms
●	Consolidated Balance Sheets as of June 30, 2023 and 2022
●	Consolidated Statements of Operations for the years ended June 30, 2023 and 2022
●	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2023 and 2022
●	Consolidated Statements of Cash Flows for the years ended June 30, 2023 and 2022
●	Notes to Consolidated Financial Statements

(a)(2)Financial Statement Schedules

Not Applicable.

(a)(3)Exhibits

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of September 12, 2019, by and among Aytu BioScience, Inc., Aytu Acquisition Sub, Inc. and Innovus Pharmaceuticals, Inc.	8-K	09/18/19	2.1

2.2	Asset Purchase Agreement, dated October 10, 2019, by and between Aytu Bioscience, Inc. and Cerecor Inc.	8-K	10/15/19	2.1

2.3	Agreement and Plan of Merger, dated as of December 10, 2020, by and among Aytu BioScience, Inc., Neutron Acquisition Sub, Inc. and Neos Therapeutics, Inc.	8-K	12/10/20	2.1

2.4	Asset Purchase Agreement, dated April 12, 2021, by and among Aytu BioPharma, Inc., Rumpus VEDS LLC, Rumpus Therapeutics LLC, Rumpus Vascular LLC, Christopher Brooke and Nathaniel Massari.	10-Q	05/17/21	2.4

3.1	Certificate of Incorporation effective, June 3, 2015.	8-K	06/09/15	3.1

3.2	Certificate of Amendment of Certificate of Incorporation, effective June 1, 2016.	8-K	06/02/16	3.1

3.3	Certificate of Amendment of Certificate of Incorporation, effective June 30, 2016.	8-K	07/01/16	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, effective August 25, 2017.	8-K	08/29/17	3.1

3.5	Certificate of Amendment to the Restated of Certificate of Incorporation, effective August 10, 2018.	8-K	08/10/18	3.1

3.6	Certificate of Amendment to the Restated Certificate of Incorporation, effective December 8, 2020.	8-K	12/08/20	3.1

3.7	Certificate of Amendment of Certificate of Incorporation, effective March 22, 2021.	8-K	03/22/21	3.1

3.8	Certificate of Amendment of Certificate of Incorporation, effective January 6, 2023.	8-K	01/25/23	3.1

3.9	Amended and Restated Bylaws.	8-K	05/09/22	3.1

4.1	Form of Placement Agent Common Stock Purchase Warrant.	8-K	03/13/20	4.2

4.2	Form of Common Stock Purchase Warrant.	8-K	03/13/20	4.1

4.3	Form of Common Stock Purchase Warrant.	8-K	03/20/20	4.1

4.4	Form of Placement Agent Common Stock Purchase Warrant.	8-K	03/20/20	4.2

4.5	Form of Wainwright Warrant.	8-K	07/02/20	4.1

4.6	Form of Prefunded Common Stock Purchase Warrant.	8-K	03/04/22	4.1

4.7	Form of Common Stock Purchase Warrant.	8-K	03/04/22	4.2

4.7	Form of Pre-Funded Warrant	8-K	08/10/22	4.1

4.7	Form of Common Warrant.	8-K	08/10/22	4.2

4.7	Form of Pre-Funded Warrant.	S-1/A	06/05/23	4.1

4.7	Form of Tranche A Warrant.	S-1/A	06/05/23	4.2

4.7	Form of Tranche B Warrant.	S-1/A	06/05/23	4.3

4.8	Description of Securities	10-K	09/27/22	4.9

10.1	Registration Rights Agreement dated July 27, 2016, by and between Aytu BioScience, Inc. and Lincoln Park Capital Fund, LLC.	8-K	07/28/16	10.2

10.2	2015 Stock Option and Incentive Plan, as amended on July 26, 2017.	8-K	07/27/17	10.1

10.3	Registration Rights Agreement, dated August 11, 2017, between Aytu BioScience, Inc. and the investors named therein.	8-K	08/16/17	10.2

10.5	Amended and Restated Exclusive License Agreement, dated June 11, 2018, between Aytu BioScience, Inc. and Magna Pharmaceuticals, Inc.	10-K	09/06/18	10.31

10.6	Common Stock Purchase Warrant.	10-Q	02/07/19	10.5

10.7	License, Development, Manufacturing and Supply Agreement, dated November 2, 2018.	10-Q	02/07/19	10.2

10.8	Second Amendment to Lease Agreement, dated April 4, 2019.	10-Q	05/14/19	10.3

10.9	Employment Agreement with Joshua R. Disbrow, dated April 16, 2019.	10-Q	05/14/19	10.1

10.10	Amended and restated License and Supply Agreement with Acerus Pharmaceuticals, dated July 29, 2019.	8-K	08/02/19	10.1

10.11	Form of Contingent Value Rights Agreement.	8-K	09/18/19	10.1

10.12	Loan and Security Agreement, by and between Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC, and Neos Therapeutics, LP, Neos Therapeutics Commercial, LLC, PharmaFab Texas, LLC, and Encina Business Credit, LLC, dated October 2, 2019.	8-K	10/3/2019	10.1

10.13	Registration Rights Agreement, dated October 11, 2019.	8-K	10/15/19	10.3

10.14	First Amendment to Asset Purchase Agreement with Cerecor, Inc., dated November 1, 2019.	8-K	11/04/19	10.1

10.15	Registration Rights Agreement with Cerecor, Inc., dated November 1, 2019.	8-K	11/04/19	10.2

10.16	Transition Services Agreement, dated November 1, 2019.	8-K	11/04/19	10.7

10.17	Consent and Limited Waiver Agreement, dated November 1, 2019.	8-K/A	11/04/19	10.6

10.18	Consent and Limited Waiver Agreement, dated November 1, 2019.	8-K/A	11/07/19	10.6

10.19	Waiver and Amendment to the July 29, 2019 Amended and Restated License and Supply Agreement, dated November 29, 2019.	8-K	12/02/19	10.1

10.20	Form of Restricted Stock Cancelation and Exchange Agreement.	8-K	07/02/20	10.1

10.22	Commitment Letter, dated as of December 10, 2020, by and among Aytu BioScience, Inc., Neos Therapeutics, Inc. and Encina Business Credit, LLC	8-K	12/10/20	10.3

10.23	Consent, Waiver and Amendment No. 1 to Loan and Security Agreement, by and among Aytu BioScience, Inc., Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC, Neos Therapeutics, LP, Neos Therapeutics Commercial, LLC, PharmaFab Texas, LLC, and Encina Business Credit, LLC, dated March 19, 2021.	8-K	03/22/21	10.2

10.24	Termination and Transition Agreement between Aytu BioPharma, Inc. and Acerus Pharmaceuticals Corporation, dated March 31, 2021.	10-Q	05/17/21	10.9

10.26	Employment Agreement between Aytu BioPharma, Inc. and Christopher Brooke, dated April 12, 2021	10-Q	05/17/21	10.13

10.27	Option Agreement between Rumpus VEDS, LLC and Denovo Biopharma LLC, dated December 21, 2019.	10-Q	05/17/21	10.14

10.28	Exclusive License Agreement between Rumpus VEDS, LLC and Johns Hopkins University, dated December 20, 2019.	10-Q	05/17/21	10.15

10.29	Controlled Equity OfferingSM Sales Agreement, dated June 4, 2021, by and between the registrant and Cantor Fitzgerald & Co.	8-K	06/04/21	1.1

10.30	Asset Purchase Agreement, dated July 1, 2021 by and between Aytu BioPharma, Inc. and UAB “Caerus Biotechnologies.”	10-K	9/28/2021	10.79

10.31	Termination Agreement, dated June 29, 2021 by and between Aytu BioPharma, Inc. and Avrio Genetics, LLC.	10-K	9/28/2021	10.80

10.33†	Restricted Stock Award Agreement between Aytu BioPharma, Inc. and Mark Oki, effective January 17, 2022.	10-Q	02/14/22	10.2

10.34&	Loan and Security Agreement dated January 26, 2022 between the registrant and the Avenue Capital Lenders and Avenue Capital Agent.	10-Q	02/14/22	10.3

10.35&	Consent, Joinder and Second Amendment to Loan and Security Agreement dated January 26, 2022 between the registrant and Eclipse Business Capital LLC.	10-Q	02/14/22	10.4

10.36	Registration Rights Agreement dated January 26, 2022 between Aytu and each of the warrant holders.	10-Q	02/14/22	10.5

10.37&	Form of Warrant.	10-Q	02/14/22	10.6

10.38#&	Settlement and Termination of License Agreement between the Registrant and TRIS Pharma, Inc., dated May 12, 2022.	10-Q	05/16/22	10.1

10.38	Form of Indemnification Agreement	8-K	07/01/22	10.1

10.38	Amendment No. 4 to Loan and Security Agreement by and among Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC, Neos Therapeutics, LP, Neos Therapeutics Commercial, LLC, PharmaFab Texas, LLC, Aytu Therapeutics, LLC, Innovus Pharmaceuticals, Inc., Semprae Laboratories, Inc., Novalere, Inc., Delta Prime Savings Club, Inc. and Eclipse Business Capital LLC, dated March 24, 2023.	10-Q	05/11/23	10.1

10.38	Second Amendment to Loan Documents by and among Avenue Capital Management II L.P., certain lenders and Aytu BioPharma, Inc., dated March 24, 2023.	10-Q	05/11/23	10.2

10.38†	Form of Placement Agency Agreement	S-1/A	06/05/23	10.42

10.38†	Form of Securities Purchase Agreement	S-1/A	06/05/23	10.43

10.45†	Amended and Restated Employment Agreement by and between the Company and Joshua R. Disbrow dated February 13, 2023	X

10.46†	Amended and Restated Employment Agreement by and between the Company and Mark Oki dated February 13, 2023	X

10.47	Sublease Agreement by and between the Company and AMT Manufacturing Solutions, LLC dated April 27, 2023	X

10.48	Commercial Lease Agreement dated June 10, 1999, between Walstib, L.P. and Pharmafab, Inc.	X

10.49	First Amendment to Lease dated September 1, 2002, between Walstib, L.P. and PFAB, LP	X

10.50	Second Amendment to Lease dated September 4, 2003, between Teachers Insurance and Annuity Association of America and PFAB, LP	X

10.51	Third Amendment to Lease dated October 1, 2003, Between TIAA and PFAB, LP	X

10.52	Fourth Amendment to Lease dated May 1, 2009, between TIAA and Neos Therapeutics, LP (formerly PFAB, LP)	X

10.53	Fifth Amendment to Lease dated April 5, 2010, between TIAA and Neos Therapeutics, LP	X

10.54	Sixth Amendment to Lease dated August 14, 2013, between Riverside Business Green, LP and Neos Therapeutics, LP	X

10.55†	Amended and Restated Employment Agreement by and between the Company and Greg Pyszczymuka dated March 21, 2023	X

21.1	List of Subsidiaries	X

23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm	X

23.2	Consent of Grant Thornton, LLP, Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (contained on signature page hereto)	X

31.1	Certificate of the Chief Executive Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certificate of the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioScience, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101 INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101 SCH	Inline XBRL Taxonomy Schema Linkbase Document	X

101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X

101 DEF	Inline XBRL Taxonomy Definition Linkbase Document	X

101 LAB	Inline XBRL Taxonomy Labels Linkbase Document	X

101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
†	Indicates is a management contract or compensatory plan or arrangement.
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

AYTU BIOPHARMA, INC.

Date: October 12, 2023	By:	/s/ Joshua R. Disbrow
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on October 12, 2023.

Signature	Title

/s/ Joshua R. Disbrow	Chairman and Chief Executive Officer
Joshua R. Disbrow	(Principal Executive Officer)

/s/ Mark K. Oki	Chief Financial Officer
Mark K. Oki	(Principal Financial and Accounting Officer)

/s/ John A. Donofrio, Jr.	Lead Independent Director
John A. Donofrio, Jr.

/s/ Carl C. Dockery	Director
Carl C. Dockery

/s/ Abhinav Jain	Director
Abhinav Jain

/s/ Vivian H. Liu	Director
Vivian H. Liu

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

AYTU BIOPHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aytu BioPharma, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Aytu BioPharma, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s net loss was $17.1 million and cash used in operating activities was $5.1 million for the year ended June 30, 2023, and as of that date, the Company’s accumulated deficit was $304.1 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing an opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Variable consideration in contracts with customers

As described in Note 2 to the financial statements, the Company makes estimates of the net sales price, including estimates of variable consideration to be incurred on the respective product sales. A key source of information used by management to develop the estimate for the ADHD portfolio savings offerings and commercial rebates (collectively the “GtN adjustments”) is inventory levels in the distribution channel as of the balance sheet date. We identified this key source of information as a critical audit matter.

The principal considerations for our determination that those inventory levels in the distribution channel as of the balance sheet date are a critical audit matter are (a) the inherent limitations over management’s visibility and insight into the underlying details of the source data, which requires management to depend and rely on external data from multiple sources and (b) the extent to which the external data is used by management to develop the estimate of GtN adjustments.

Our audit procedures related to this critical audit matter included the following, among others.

(i)	We evaluated the relevance and reliability of the external data used by management to develop the estimate of inventory levels in the distribution channel as of the balance sheet date.

(ii)	We tested management’s process of reconciling the external data from multiple sources used to develop the estimate of inventory levels in the distribution channel as of the balance sheet date.

(iii)

We evaluated the appropriateness and consistency in the application of the inventory levels in the distribution channel as of the balance sheet date as it relates to management’s methods and assumptions used in developing the estimate of GtN adjustments.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2022.

Denver, Colorado

October 12, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aytu BioPharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Aytu BioPharma, Inc. (the “Company”) as of June 30, 2022; the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

Denver, Colorado

September 27, 2022, except for Note 2, as to which the date is October 12, 2023

We served as the Company’s auditor from 2015 to 2022.

AYTU BIOPHARMA, INC.

Consolidated Balance Sheets

(In thousands, except shares and per-share amounts)

	June 30,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$22,985	$19,360
Accounts receivable, net	28,937	21,712
Inventories	11,995	10,849
Prepaid expenses	8,047	7,375
Other current assets	868	633
Total current assets	72,832	59,929
Property and equipment, net	1,815	3,025
Operating lease right-of-use asset	2,054	3,271
Intangible assets, net	58,970	70,632
Other non-current assets	792	766
Total non-current assets	63,631	77,694
Total assets	$136,463	$137,623

Liabilities
Current liabilities
Accounts payable and other	$13,478	$10,987
Accrued liabilities	46,799	44,187
Short-term line of credit	1,563	3,813
Current portion of debt	85	96
Other current liabilities	7,090	5,359
Total current liabilities	69,015	64,442

Debt, net of current portion	14,713	14,279
Derivative warrant liabilities	6,403	1,796
Other non-current liabilities	6,975	12,798
Total liabilities	97,106	93,315

Commitments and contingencies (Note 18)

Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and June 30, 2022	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; shares issued and outstanding 5,517,174 and 1,928,941, respectively, as of June 30, 2023 and June 30, 2022	1	—
Additional paid-in capital	343,485	331,386
Accumulated deficit	(304,129)	(287,078)
Total stockholders’ equity	39,357	44,308

Total liabilities and stockholders’ equity	$136,463	$137,623

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

Consolidated Statements of Operations

(In thousands, except share and per-share amounts)

	Year Ended
	June 30,
	2023	2022
Product revenue, net	$107,399	$96,669
Cost of sales	40,767	44,386
Gross profit	66,632	52,283

Operating expenses
Selling and marketing	41,448	38,713
General and administrative	28,630	31,167
Research and development	4,095	12,662
Impairment of goodwill	—	65,802
Impairment of other assets	5,705	9,656
Amortization of intangible assets	4,788	5,844
Gain from contingent consideration	(969)	(1,655)
Total operating expenses	83,697	162,189

Loss from operations	(17,065)	(109,906)

Other income (expense)
Other expense, net	(4,779)	(757)
Gain on extinguishment of debt	—	169
Gain on derivative warrant liability	4,793	1,605
Total other income, net	14	1,017
Loss before income tax	(17,051)	(108,889)
Income tax benefit	—	(110)
Net loss	$(17,051)	$(108,779)

Weighted average number of common shares outstanding	3,339,906	1,469,875

Basic and diluted net loss per common share	$(5.11)	$(74.01)

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except shares)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2022	—	$—	1,928,941	$—	$331,386	$(287,078)	$44,308

Stock-based compensation	—	—	(18,180)	—	6,046	—	6,046
Issuance of common stock, net of $1,004 issuance cost	—	—	3,606,413	1	6,053	—	6,054
Net loss	—	—	-	—	—	(17,051)	(17,051)
Balance, June 30, 2023	—	$—	5,517,174	$1	$343,485	$(304,129)	$39,357

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2021	—	$—	1,374,521	$—	$315,867	$(178,299)	$137,568

Stock-based compensation	—	—	20,434	—	5,248	—	5,248
Issuance of common stock, net of $1,048 issuance cost	—	—	424,539	—	8,854	—	8,854
Issuance of common stock related to milestone payment	—	—	109,447	—	1,425	—	1,425
Tax withholding for stock-based compensation	—	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	—	(108,779)	(108,779)
Balance, June 30, 2022	—	$—	1,928,941	$—	$331,386	$(287,078)	$44,308

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOPHARMA, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	June 30,
	2023	2022
Operating Activities
Net loss	$(17,051)	$(108,779)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	8,815	10,146
Impairment expense	5,705	75,458
Inventory write-down	2,351	2,186
Stock-based compensation expense	6,046	5,248
Gain on derivative warrant liability	(4,793)	(1,605)
Gain from contingent considerations	(969)	(1,655)
Amortization of senior debt (premium) discount	559	(126)
Shares issuance related to milestone payment	—	1,425
Gain on debt extinguishment	—	(193)
Other noncash adjustments	7	(65)
Changes in operating assets and liabilities:
Accounts receivable	(7,153)	6,533
Inventory	(3,609)	1,299
Prepaid expenses and other current assets	(914)	2,228
Accounts payable and other	2,384	(7,681)
Accrued liabilities	3,605	(13,292)
Other operating assets and liabilities, net	(111)	50
Net cash used in operating activities	(5,129)	(28,823)
Investing Activities
Contingent consideration payment	(5)	(3,178)
Other investing activities	(112)	(70)
Net cash used in investing activities	(117)	(3,248)
Financing Activities
Net proceeds from issuance of stock	15,575	11,694
Payment made to fixed payment arrangement	(4,266)	(4,409)
Net payments made on short-term line of credit	(2,250)	(4,121)
Payments made to borrowings	(96)	(16,101)
Proceeds from borrowings	—	15,000
Payment for debt issuance costs	(92)	(526)
Other financing activities	—	(7)
Net cash provided by financing activities	8,871	1,530
Net change in cash and cash equivalents	3,625	(30,541)
Cash and cash equivalents at beginning of period	19,360	49,901
Cash and cash equivalents at end of period	$22,985	$19,360

See accompanying Notes to Consolidated Financial Statements

AYTU BIOPHARMA, INC.

Consolidated Statements of Cash Flows, Cont’d

(In thousands)

	Year Ended
	June 30,
	2023	2022
Supplemental cash flow data
Cash paid for interest	$3,812	$3,148
Non-cash investing and financing activities:
Other noncash investing and financing activities	$147	$54

See accompanying Notes to Consolidated Financial Statements

AYTU BIOPHARMA, INC.

Notes to the Consolidated Financial Statements

1. Nature of Business and Financial Condition

Aytu BioPharma, Inc. (“Aytu,” or the “Company”), is a pharmaceutical company focused on commercializing novel therapeutics and consumer health products. The Company operates through two business segments (i) the Rx Segment, consisting of prescription pharmaceutical products and (ii) the Consumer Health Segment, which consists of various consumer healthcare products (the “Consumer Health Portfolio”). The Company was originally incorporated as Rosewind Corporation on August 9, 2002 in the State of Colorado and was re-incorporated as Aytu BioScience, Inc in the state of Delaware on June 8, 2015. Following the acquisition of Neos Therapeutics, Inc. (“Neos”) in March 2021, (the “Neos Acquisition”) the Company changed its name to Aytu BioPharma, Inc.

On January 6, 2023, the Company effected a reverse stock split in which each common stockholder received one share of common stock for every twenty shares held (“Reverse Stock Split”). Where applicable, all share and per share amounts in this annual report have been adjusted to reflect the effect of the Reverse Stock Split.

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

The Consumer Health Portfolio consists of multiple consumer health products competing in large healthcare categories, including allergy, hair regrowth, diabetes support, digestive health, urological health and general wellness, commercialized through direct mail and e-commerce marketing channels.

The Company’s strategy is to continue building its portfolio of revenue-generating products, leveraging its commercial team’s expertise to build leading brands within large therapeutic and consumer markets. As a result of focusing on building the portfolio of revenue-generating products, the Company has indefinitely suspended active development of its clinical development program AR101 (enzastaurin), and has terminated the license agreements relating to Healight and NT0502 (N-desethyloxybutynin).

As of June 30, 2023, the Company had $23.0 million of cash and cash equivalents and $28.9 million in accounts receivable. The Company incurred a net loss of $17.1 million and $108.8 million during the years ended June 30, 2023 and 2022, respectively. The Company had an accumulated deficit of $304.1 million and $287.1 million as of June 30, 2023 and 2022, respectively. Cash used in operations was $5.1 million and $28.8 million during the years ended June 30, 2023 and 2022, respectively.

In addition, the Company has non-operating liabilities that are scheduled to, or may become current in the eighteen months following the filing of this 10-K, most notably the maturity of the $15 million Avenue Capital term note (the “Avenue Note”). The Company expects to refinance the Avenue Note in the event it does not have sufficient cash on hand to retire it. As a result, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to mitigate the conditions that raise substantial doubt about its ability to continue as a going concern are primarily focused on i) eliminating expenses for clinical development, ii) winding down or monetizing the Consumer Health Segment, which has generated negative cash flows since its acquisition in 2021, iii) refinancing its $15 million Avenue Note (see Note 11 – Long-term Debt) to extend its maturity date, and, if necessary iv) raising additional capital through public or private equity, debt offerings, or monetizing additional assets in order to meet its obligations.

Management believes that the Company has access to capital resources, however, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets, or obtain new financing on commercially acceptable terms. If the Company is unable to support its operations and obligations, it may be required to curtail its operations, or delay the execution of its business plan. Alternatively, any efforts by the Company to reduce its expenses may adversely impact its ability to sustain revenue-generating activities or otherwise operate its business. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

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

Use of estimates. The preparation of financial statements and footnotes requires the use of management estimates, judgments and assumptions. Actual results may differ from estimates. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation; revenue recognition, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances; allowance for doubtful accounts; inventory impairment; determination of right-of-use assets and lease liabilities; valuation of financial instruments, derivative warrant liabilities, intangible assets, long-lived assets, and goodwill; purchase price allocations, and the depreciable lives of long-lived assets; accruals for contingent liabilities; and determination of the income tax provision, deferred taxes and valuation allowance.

Prior Period Reclassification. Certain prior year amounts in the consolidated statements of operations and statements of cash flows have been reclassified to conform to the current year presentation, including a reclassification made in the presentation of amortization of intellectual property, and a reclassification of fair value adjustment from contingent consideration. Amortization of intellectual property was previously included in research and development expenses and is currently recorded in amortization of intangible assets expenses on the consolidated statements of operations. Gain or loss from the fair value of contingent consideration was previously included in Other expense, net, and is currently recorded in operating expenses on the consolidated statements of operations. These reclassifications did not impact operating results or cash flows for the fiscal years ended June 30, 2023 and 2022 or its financial position as of June 30, 2023 or June 30, 2022.

Previously Reported Financial Statements. The classification of certain of the Company’s warrants was previously recorded as equity. These warrants according to U.S. GAAP should have been classified as derivative warrant liabilities at fair value and marked to market at each reporting period, with changes in fair value recorded in earnings. The affected filing periods include the audited financial statements as of June 30, 2022.

SEC Staff Accounting Bulletin No. 99, “Materiality,” and the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Concepts No. 2 “Qualitative Characteristics of Accounting Information” indicate that quantifying and aggregating adjustments is only the beginning of an analysis of materiality and that both quantitative and qualitative factors must be considered in determining whether individual adjustments are material. The Company evaluated the adjustments and determined that the impact was not material to the consolidated financial statements as of and for the fiscal year ended June 30, 2022. As a result, adjustments for the immaterial adjustments were applied to this period for comparative purposes. The adjustments did not change the Company’s reported total assets, cash and cash equivalents, operating expenses, operating losses or cash flows from operations.

The consolidated financial statements as of and for the fiscal year ended June 30, 2022 have been adjusted as shown in the following tables.

	As of June 30, 2022
	As Previously
	Reported	Adjustment	As Adjusted

	(in thousands)
Balance Sheet data
Derivative warrant liabilities	$-	$1,796	$1,796
Total liabilities	$91,531	$1,784	$93,315
Additional paid-in capital	$334,560	$(3,174)	$331,386
Accumulated deficit	$(288,472)	$1,394	$(287,078)
Total stockholders’ equity	$46,092	$(1,784)	$44,308

	Twelve Months Ended
	June 30, 2022
	As Previously
	Reported	Adjustment	As Adjusted

	(in thousands)
Statement of Operation data
Gain on derivative warrant liability	$211	$1,394	$1,605
Total other income, net (1)	$1,278	$(261)	$1,017
Loss before income tax	$(110,283)	$1,394	$(108,889)
Net loss	$(110,173)	$1,394	$(108,779)
Basic and diluted net loss per common share	$(75.00)	$0.99	$(74.01)

Statement of Stockholders' Equity data
Issuance of common stock, net of issuance cost	$11,652	$(2,798)	$8,854

Statement of Cash Flow data
Net loss	$(110,173)	$1,394	$(108,779)
Gain on derivative warrant liability	$(211)	$(1,394)	$(1,605)

1)	Includes reclassification of gain or loss from the fair value of contingent consideration. See Prior Period Reclassification in Note 2 – Summary of Significant Accounting Policies.

Previously Reported Segment Information. During the year ended June 30, 2023, the Company identified an omission regarding the disclosure of certain key metrics of its reportable segments under ASC 280 related to the year ended June 30, 2022. During the year ended June 30, 2022, the Company inappropriately reported the net income of each of its two segments as opposed to operating income which more closely aligns with the adjusted EBITDA metric that is utilized by its chief operating decision maker. The impact on June 30, 2022 was that $92.4 million and $17.5 million of operating loss relating to the Rx Segment and Consumer Health segment, respectively, should have been reported as a separate line. The Company assessed the materiality of this omission on the previously issued interim and annual consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99. The Company concluded that the omission was not material to any of the previously issued consolidated financial statements and began reporting operating results by segment in accordance with ASC 280 on a prospective basis starting with the year ended June 30, 2023

Cash and Cash Equivalents. The Company’s primary objectives for investment of available cash are the preservation of capital and the maintenance of liquidity. The Company invests its available cash balances in bank deposits and money market funds. The cash balances in bank deposits are subject to FDIC (the “Federal Deposit Insurance Corporation”) insurance limits, and cash balances in the money market funds are not FDIC insured. The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, net. Accounts receivable represent amounts due from customers less allowances for doubtful accounts, discounts and pricing chargebacks. An allowance for doubtful accounts, when needed, is based upon the financial condition and payment history of customers; collections experience on other accounts; and economic factors or events expected to affect future collections. The allowance for doubtful accounts was zero for both years ended June 30, 2023 and 2022. The allowance for discounts was $1.8 million and $1.3 million for the years ended June 30, 2023 and 2022, respectively. The allowance for chargebacks was $1.2 million for both years ended June 30, 2023 and 2022.

The table below presents the opening and closing balances of receivables from customers.

Accounts Receivable, gross
(in thousands)
Opening balance, June 30, 2022	$24,219
Closing balance, June 30, 2023	31,927
Increase	$7,708

Opening balance, June 30, 2021	$30,325
Closing balance, June 30, 2022	24,219
Decrease	$(6,106)

The table below details the change in allowance for discount, and allowance for chargeback for the periods presented.

	Allowance for Discount	Allowance for Chargeback	Total Allowance
	(in thousands)

Balance, June 30, 2021	$1,133	$1,016	$2,149
Charges to expense	6,760	4,598	11,358
Payments	(6,592)	(4,408)	(11,000)
Balance, June 30, 2022	$1,301	$1,206	$2,507
Charges to expense	9,074	4,554	13,628
Payments	(8,597)	(4,548)	(13,145)
Balance, June 30, 2023	$1,778	$1,212	$2,990

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

Property and equipment, net. Property and equipment are recorded at cost less accumulated depreciation. Furniture and equipment are depreciated on a straight-line basis over their estimated useful lives which are generally two to seven years. Leasehold improvements are amortized over the shorter of the estimated useful life or remaining lease term. The Company begins depreciating assets when they are placed into service. Maintenance and repairs are expensed as incurred.

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

Fixed lease payments, or in substance fixed, are recognized over the expected term of the lease using the effective interest method. Variable lease payments are expensed as incurred. Fixed and variable lease expenses on operating leases are recognized within cost of sales and operating expenses in the Company’s consolidated statements of operations. ROU asset amortization and interest costs on financing leases are recorded within cost of sales and interest expense, respectively, in the Company’s consolidated statements of operations. The Company has elected to account for payments on short-term leases as lease expense on a straight-line basis over lease terms of 12 months or less.

Operating leases are included in other liabilities in the Company’s consolidated balance sheets. Financing leases are included in property and equipment, net, current portion of long-term debt and long-term debt, net of current portion in the Company’s consolidated balance sheets.

Income from subleasing is recognized on a straight-line basis over the sublease term, subject to collectability issues which will limit the income recognized to payment received until collectability is no longer an issue. Any variable payments are recognized as incurred.

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

Warrants. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC480, and whether the warrants meet all of the requirements for equity classification under ASC 815,including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Liability classified warrants are valued using the Monte Carlo simulation model or the Black-Scholes option pricing model at issuance, and for each reporting period. Equity classified warrants are valued using the Black-Scholes model.

Revenue Recognition. The Company generates revenue from product sales through its prescription pharmaceutical products segment (“Rx Segment”) and its consumer healthcare products segment (“Consumer Health

Segment”). The Company evaluates its contracts with customers to determine revenue recognition using the following five-step model: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) a performance obligation is satisfied. There is not a recognized financing component related to product sales.

Rx Segment

Net product sales for the Rx Segment (which includes the ADHD Portfolio and the Pediatric Portfolio) consist of sales of prescription pharmaceutical products, principally to a limited number of wholesale distributors and pharmacies in the United States. Rx product revenue is recognized at the point in time that control of the product transfers to the customer in accordance with shipping terms (i.e., upon delivery), which is generally “free-on-board” destination when shipped domestically within the United States and “free-on-board” shipping point when shipped internationally consistent with the contractual terms.

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

The Gross to Net adjustments include:

●	Savings offers The Company offers savings programs for its patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted.
●	Prompt payment discounts Prompt payment discounts are based on standard provisions of wholesalers’ services.
●	Wholesale distribution fees Wholesale distribution fees are based on definitive contractual agreements for the management of the Company’s products by wholesalers.
●	Rebates The Rx Portfolio products are subject to commercial managed care and government (i.e. Medicaid) programs whereby discounts and rebates are provided to participating managed care organizations and federal and/or state governments. Calculations related to rebate accruals are estimated based on historical information from third-party providers.
●	Wholesaler chargebacks The Rx Portfolio products are subject to certain programs with wholesalers whereby pricing on products is discounted below wholesaler list price to participating entities. These entities purchase products through wholesalers at the discounted price, and the wholesalers charge the difference between their acquisition cost and the discounted price back to the Company following the product purchases of the wholesalers’ end customers.
●	Returns Wholesalers’ contractual return rights are limited to defective product, product that was shipped in error, product ordered by customer in error, product returned due to overstock, product returned due to dating or product returned due to recall or other changes in regulatory guidelines. The return policy for expired product allows the wholesaler to return such product starting six months prior to expiry date to twelve months post expiry date. The Company analyzes return data available from sales since inception date to determine a reliable return rate.

Savings offers, rebates and wholesaler chargebacks reflect the terms of underlying agreements, which may vary. Accordingly, actual amounts will depend on the mix of sales by product and contracting entity. Future returns may not follow historical trends. The Company’s periodic adjustments of its estimates are subject to time delays between the initial product sale and ultimate reporting and settlement of deductions. The Company continually monitors these provisions and do not believe variances between actual and estimated amounts have been material.

Consumer Health Segment

The Consumer Health Segment revenue (consisting of the Consumer Health Portfolio) is from sales of various consumer health products through e-commerce platforms and direct-to-consumer marketing channels. Revenue is generally recognized “free-on-board” shipping point, as those are the agreed-upon contractual terms. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

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

The following table presents customers that contributed more than 10% of gross revenue and accounts receivable:

	Percentage of gross revenue		Percentage of accounts receivable

	June 30,
	2023	2022	2023	2022
Customer A	43%	41%	50%	52%
Customer B	18%	20%	19%	25%
Customer C	17%	18%	14%	18%

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

Intangible Assets. The Company records acquired intangible assets based on fair value on the date of acquisition. Finite-lived intangible assets are recorded at cost and amortized on a straight-line basis over the estimated lives of the assets. Indefinite-lived intangible assets are not subject to amortization.

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

Advertising Costs. Advertising costs consist of the direct marketing activities related to the Consumer Health Segment. The Company expenses all advertising costs as incurred. The Company incurred $11.1 million and $13.6 million of advertising costs for the years ended June 30, 2023 and 2022, respectively.

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

Segment information. The Company’s operating segments engage in business activities from which it may earn revenues and incur expenses and for which discrete information is available and regularly reviewed by the Company’s chief operating decision maker, who is the Company’s Chief Executive Officer, to make decisions about resources to be allocated to the segment and to assess performance. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. The Company’s reporting segments are based on product lines, which have different lines of management responsibility and marketing strategies. The Company has two reportable segments: the Rx Segment and the Consumer Health Segment.

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

Net Loss Per Common Share. Basic income (loss) per common share is calculated by dividing the net income (loss) available to the common shareholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of the Company. For the years ended June 30, 2023 and 2022, the Company incurred a net loss and did not include common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive.

The following table sets-forth securities excluded from the calculation of diluted earnings per share.

		June 30,
		2023	2022
Warrant to purchase common stock	(Note 16)	6,538,052	434,328
Employee stock options	(Note 15)	52,762	3,899
Employee unvested restricted stock	(Note 15)	40,996	85,377
Employee unvested restricted stock units	(Note 15)	4,963	8,500
Total		6,636,773	532,104

Recently Adopted Accounting Pronouncements

Reference Rate Reform. In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued if contract modifications are made on or before December 31, 2022. The Company adopted the guidance effective July 1, 2022 for the accounting of its LIBOR indexed revolving loans by prospectively applying the interest rate. The Company elected not to reassess the discount rate of its leases. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Earnings Per Share. In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options”. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2021-04 and related updates did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Debt—Debt with Conversion and Other Options. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)— “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The standard also simplifies the diluted net income per share calculation in certain areas. The amendments in this update are effective for public entities that are smaller reporting companies, as defined by the Securities and Exchange Commission (”SEC”), for the fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted through a modified retrospective or full retrospective method. The Company will adopt the guidance on July 1, 2024 and does not expect the adoption of the standard to have any material impact on the Company’s consolidated financial statements.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide additional information about the expected credit losses on financial instruments and other commitments to extend credit. The standard is effective for smaller reporting companies for fiscal periods beginning after December 15, 2022. In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses”, to allow entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. The effective dates and transition for ASU 2019-05 aligns with those of ASU 2016-13. In March 2022, the FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (topic 326) Troubled Debt Restructurings and Vintage Disclosures” which eliminates the accounting guidance for troubled debt restructurings by creditors and adds disclosure requirements for current period gross write-offs by year of origination for financing receivables and net investments in leases. The Company had adopted ASU 2016-13 and ASU 2019-05 for the fiscal year ended June 30, 2024. The effective dates for the amendments in ASU 2022-02 align with those of ASU 2016-13. The Company had evaluated the impact of adoption of ASUs 2016-13, 2019-05, and 2022-02 and concluded that the application of the new standards did not have a material impact on the Company’s consolidated financial statements.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

3. Revenues from Contracts with Customers

The Company disaggregates its revenue into two segments, the Rx Segment and the Consumer Health Segment. The Rx Segment includes the ADHD Portfolio, comprised of Adzenys XR-ODT and Cotempla XR-ODT; and the Pediatric Portfolio, comprised of Poly-Vi-Flor, Tri-Vi-Flor, and Karbinal ER. The Consumer Health portfolio is comprised of over ten consumer health products competing in large healthcare categories.

Revenues by Segment: Net revenue disaggregated by segment for the years ended June 30, 2023 and 2022 were as follows.

	Year Ended
	June 30,
	2023	2022

	(In thousands)
Rx Segment	$73,799	$61,121
Consumer Health Segment	33,600	35,548
Consolidated revenue	$107,399	$96,669

Revenues by Product Portfolio: Net revenue disaggregated by significant product portfolios in the Rx Segment for the years ended June 30, 2023 and 2022 were as follows.

	Year Ended
	June 30,
	2023	2022

Rx Segment	(In thousands)
ADHD	$46,855	$42,855
Pediatric	25,377	16,084
Other	1,567	2,182
	$73,799	$61,121

Other includes discontinued and deprioritized products in the Rx Segment. The Consumer Health Segment is comprised of one product portfolio, the Consumer Health Portfolio.

Revenues by Geographic location. The following table reflects product revenues by geographic location as determined by the billing address of the Company’s customers:

	Year Ended
	June 30,
	2023	2022

	(In thousands)
U.S.	$106,918	$94,606
International	481	2,063
Total net revenue	$107,399	$96,669

4. Inventories

Inventories consist of the following:

	June 30,	June 30,
	2023	2022

	(In thousands)
Raw materials	$1,301	$1,814
Work in process	2,956	1,838
Finished goods	7,738	7,197
Inventories	$11,995	$10,849

The Company incurred charges of $2.4 million and $4.2 million to reduce the carrying value of inventory to net realizable value during the years ended June 30, 2023 and 2022, respectively, primarily as a result of unsalable and slow-moving products.

5. Property and Equipment

Property and equipment, net consist of the following:

	June 30,	June 30,
	2023	2022

	(In thousands)
Manufacturing equipment	$2,433	$2,487
Leasehold improvements	999	999
Office equipment, furniture and other	1,125	1,128
Lab equipment	832	832
Assets under construction	107	—
Property and equipment, gross	5,496	5,446
Less accumulated depreciation and amortization	(3,681)	(2,421)
Property and equipment, net	$1,815	$3,025

Depreciation expense was $1.3 million and $1.6 million for the years ended June 30, 2023 and 2022, respectively. During the year ended June 30, 2022, the Company recognized a gain of $0.1 million on the disposal of equipment.

During the year ended June 30, 2022, in connection with the decision to divest Tussionex, the Company recorded a $0.2 million impairment charge related to manufacturing equipment associated with this product.

6. Leases

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

In April 2023, the Company entered into an agreement with a manufacturing company to sublease 22,909 square feet of the Company’s manufacturing facility in Grand Prairie, Texas (the “Sublease Agreement”). The sublease commenced in May 2023 and will terminate on December 31, 2024. The Sublease Agreement provides the sublessee an option to expand the subleased property to include the remaining 54,203 square feet of the Company’s manufacturing facility. The expansion date may commence as early as April 1, 2024 but no later than December 31, 2024 (the “Expansion Date”). Under the terms of the Sublease Agreement, the sublessee will pay base rent of approximately $20,500 per month through the Expansion Date. Beginning on the Expansion Date, base rent will be $70,686 per month through the expiration of the sublease. In addition to the base rent, the sublessee will pay the Company certain operating expenses incurred by the Company.

During the fiscal year ended June 30, 2023, in addition to the sublease mentioned above, the Company entered into an operating lease agreement to relocate its principal office (See Note 18 – Commitments and Contingencies). During the fiscal year ended June 30, 2022, the Company commenced a five-year operating lease and recorded an ROU of $0.3 million.

The components of lease expenses are as follows;

	Year Ended
	June 30,
	2023	2022	Statement of Operations Classification

	(In thousands)
Lease cost:
Operating lease cost	$1,402	$1,299	Operating expenses
Short-term lease cost	97	152	Operating expenses
Finance lease cost:
Amortization of leased assets	66	73	Cost of sales
Interest on lease liabilities	9	14	Other (expense), net
Total net lease cost	$1,574	$1,538

Supplemental balance sheet information related to leases is as follows:

	June 30,	June 30,	Balance Sheet Classification
	2023	2022

	(In thousands)
Assets:
Operating lease assets	$2,054	$3,271	Operating lease right-of-use asset
Finance lease assets	159	256	Property and equipment, net
Total leased assets	$2,213	$3,527
Liabilities:
Current:
Operating leases	$1,258	$1,227	Other current liabilities
Finance leases	85	96	Current portion of debt
Non-current
Operating leases	832	2,090	Other liabilities
Finance leases	—	84	Debt, net of current portion
Total lease liabilities	$2,175	$3,497

Remaining lease terms and discount rates used are as follows;

	June 30,	June 30,
	2023	2022
Weighted-Average Remaining Lease Term (years)
Operating lease assets	1.72	2.63
Finance lease assets	0.87	1.73
Weighted-Average Discount Rate
Operating lease assets	7.78%	7.48%
Finance lease assets	6.54%	6.43%

Supplemental cash flow information related to leases is as follows:

	Year Ended
	June 30,
	2023	2022

	(In thousands)
Cash flow classification of lease payments:
Operating cash flows - operating leases	$1,436	$1,016
Operating cash flows - finance leases	$9	$15
Financing cash flows - finance leases	$96	$102

As of June 30, 2023, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance

	(In thousands)
2024	$1,378	$88
2025	749	—
2026	90	—
2027	46	—
Total lease payments	2,263	88
Less: Imputed interest	(173)	(3)
Lease liabilities	$2,090	$85

7. Goodwill and Other Intangible Assets

Goodwill

There were no goodwill carrying amounts in the consolidated balance sheets as of June 30, 2023 and 2022. The carrying amount of goodwill by reportable segment and changes during the year ended June 30, 2022 are as follows:

	Rx Segment	Consumer Health Segment	Consolidated

	(In thousands)

Balance as of June 30, 2021	$57,165	$8,637	$65,802
Goodwill impairment	(57,165)	(8,637)	(65,802)
Balance as of June 30, 2022	$—	$—	$—

During the year ended June 30, 2022, the Company’s market capitalization significantly declined. The decline was considered a qualitative factor that led management to reassess whether an impairment had occurred. Management’s evaluation indicated that the goodwill related to its reporting units in both the Rx and Consumer Health segments were potentially impaired. The Company then performed a quantitative impairment test by calculating the fair value of the reporting unit and compared that amount to its carrying value. Significant assumptions inherent in the valuation methodologies include, but were not limited to prospective financial information, growth rates, terminal value, discount rates and comparable multiples from publicly traded companies in our industry. The decline in market capitalization was an indicator of increased risk thereby increasing the discount rates in the valuation models. The Company determined the fair value of the reporting unit utilizing the discounted cash flow model. Using a risk adjusted weighted-average discount rate, the fair value of the reporting units was less than its carrying value. The Company recognized an impairment charge of $57.2 million in the Rx Segment, associated with the Cerecor and Neos acquisition and a $8.6 million impairment charge in the Consumer Health Segment related to the goodwill associated with the Innovus Acquisition.

Other Intangible Assets

The tables below provide the summary of the Company’s intangible assets as of June 30, 2023 and June 30, 2022, respectively. Carrying amounts are net of any impairment charges from prior periods. Intangible asset with zero net carrying amount at the end of a reporting period is not presented in the table of a future reporting period.

	June 30, 2023
					Weighted-
				Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology right	$42,176	$(10,881)	$—	$31,295	11.49
Acquired technology right	30,200	(4,054)	—	26,146	14.75
Acquired product distribution rights	9,182	(4,678)	(2,975)	1,529	1.00
	81,558	(19,613)	(2,975)	58,970	12.67
Indefinite-lived intangibles:
Acquired in-process R&D	2,600	—	(2,600)	—	Indefinite-lived
	2,600	—	(2,600)	—
Total	$84,158	$(19,613)	$(5,575)	$58,970	12.67

	June 30, 2022
					Weighted-
					Average
	Carrying	Accumulated		Net Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology right	45,400	(7,667)	(3,224)	34,509	12.33
Acquired technology right	30,200	(2,278)	—	27,922	15.75
Acquired product distribution rights	11,354	(3,581)	(2,172)	5,601	7.60
Other intangible assets	4,666	(3,004)	(1,662)	—	—
	91,620	(16,530)	(7,058)	68,032	13.35
Indefinite-lived intangibles:
Acquired in-process R&D	2,600	—	—	2,600	Indefinite-lived
	2,600	—	—	2,600
Total	$94,220	$(16,530)	$(7,058)	$70,632	13.35

The following table summarizes the estimated future amortization expense to be recognized over the next five years and periods thereafter:

June 30,
(In thousands)
2024	$6,518
2025	4,989
2026	4,989
2027	4,989
2028	4,989
Thereafter	32,496
Total future amortization expense	$58,970

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

Acquired Product Distribution Rights (and customer list)

In connection with the Innovus Acquisition, the Company obtained 35 products with a combination of over 300 registered trademarks and/or patent rights and customer lists. As of June 30, 2022, the customer list intangible asset was fully amortized. During the fiscal year ended June 30, 2023, this intangible asset was impaired by $3.0 million due to the discontinuance of products in the Consumer Health Segment.

Acquired In-Process R&D

IPR&D – NT0502. As part of the Neos Acquisition, the Company acquired in-process research and development associated with NT0502, a new chemical entity that is for the treatment of sialorrhea, which is excessive salivation or drooling. As this is an indefinite-lived intangible asset, this acquired asset remains an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If a product using this technology is eventually approved for commercial sale, at that time, the IPR&D will begin amortizing on a straight-line over the life of the product. During the fiscal year ended June 30, 2023, the Company fully impaired the IPR&D of NT0502 due to the termination of its development program.

Other

Other intangible assets consist of customer lists, trade names and other technology and licenses.

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $6.1 million and $7.8 million during the years ended June 30, 2023 and 2022, respectively.

The Company’s strategy is to continue building its portfolio of revenue-generating products by leveraging its commercial team’s expertise to build leading brands within large therapeutic and consumer health markets. As a result of focusing on building the portfolio of revenue-generating products, the Company decided to abandon active development of its NT0502 (N-desethyloxybutynin), a new chemical entity that is for the treatment of sialorrhea, which is excessive salivation or drooling. During the year ended June 30, 2023, the Company incurred an impairment charge of $2.6 million related to NT0502 and terminated the licensing agreement. The Company also terminated the license agreement with Cedars-Sinai Medical Center surrounding the Healight technology platform as an additional result of terminating the development of the Healight program. Further, the acquired product distribution rights from Innovus was impaired by $3.0 million due to discontinuance of products in the Consumer Health Segment.

During the year ended June 30, 2022, in connection with the decision to discontinue commercializing or divesting certain products within the Rx Segment that have minimal revenue and gross margin contribution, the Company recorded $4.9 million impairment expense for the write-down of intangible assets consisting of (i) $2.6 million for AcipHex, (ii) $1.4 million for ZolpiMist, (iii) $0.5 million for Tussionex, (iv) $0.2 million for Cefaclor and (v) $0.2 million for the Neos tradename. Additionally, the Company’s Consumer Health Segment recorded an impairment of $2.2 million related to products no longer being marketed and products that have been underperforming.

8. Accrued liabilities

Accrued liabilities consist of the following:

	June 30,	June 30,
	2023	2022

	(In thousands)

Accrued savings offers	$15,739	$12,711
Accrued program liabilities	11,012	9,468
Accrued compensation	5,675	4,765
Accrued customer and product related fees	6,579	7,817
Return reserve	5,777	5,770
Other accrued liabilities	2,017	3,656
Total accrued liabilities	$46,799	$44,187

The following table details the change in return reserve for the periods presented:

Return Reserve
(In thousands)

Balance, June 30, 2021	$6,367
Charges to expense	8,568
Payments	(9,165)
Balance, June 30, 2022	$5,770
Charges to expense	8,353
Payments	(8,346)
Balance, June 30, 2023	$5,777

Savings offers represent programs for the Company’s patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted.

Program liabilities include government and commercial rebates.

Accrued customer and product related fees include accrued expenses and deductions for rebates, wholesaler chargebacks and fees, and other product-related fees and deductions.

Accrued employee compensation includes sales commissions, vacation earned, and accrued payroll.

Other accrued liabilities consist of accrued license fees, professional fees, credit card liabilities, taxes payable, legal settlements, and samples expense, none of which individually represent greater than five percent.

9. Other Liabilities

	June 30,	June 30,
	2023	2022

	(In thousands)

Fixed payment arrangement	$10,420	$13,051
Operating lease liabilities	2,090	3,317
Contingent value rights	—	578
Contingent consideration	—	396
Other	1,555	815
Total other liabilities	14,065	18,157
Less: current portion	(7,090)	(5,359)
Total other liabilities, noncurrent	$6,975	$12,798

Fixed payment arrangements. Fixed payment arrangements represent obligations to an investor assumed as part of the acquisition of products from Cerecor, Inc. in 2019, including fixed and variable payments. These obligations included fixed monthly payments equal to $0.1 million from November 2019 through January 2021 plus $15.0 million due in January 2021, of which $15.0 million was paid down early in March 2020. Monthly variable payments due to the same investor are equal to 15.0% of net revenue generated from a subset of the Pediatric Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2021, when a one-time payment of $0.2 million was due and paid. The variable payment obligation was to continue until the earlier of (i) aggregate variable payments of approximately $9.3 million have been made or (ii) February 12, 2026.

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

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell the product in the United States. The initial term of the agreement was 20 years. The Company will pay Tris a royalty equal to 23.5% of net sales. The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of net revenues. As of June 30, 2023, the fixed payment arrangement balance was $1.7 million in other current liabilities and $2.1 million in other non-current liabilities on the consolidated balance sheet.

On May 12, 2022, the Company entered into an agreement with Tris to terminate the License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $6.0 million to $9.0 million, which reduced our total liability for minimum payments by approximately $8.0 million from the original License Agreement. The settlement payment will be paid in three installments from December 2022 through July 2024. As of June 30, 2023, the balance was $6.6 million.

Contingent value rights. Contingent value rights (“CVRs”) represent contingent consideration related to the Company’s 2020 acquisition of Innovus of up to $16.0 million payable upon attainment of future performance milestones. Consideration can be satisfied in up to 470,000 shares of the Company’s common stock, or cash either upon the option of the Company or in the event there are insufficient shares available to satisfy such obligations. In the fiscal years ended June 30, 2020 and 2021, the Company issued to the CVR holders 6,191 and 5,160 shares of common stock, respectively, upon achievement of specified revenues. No milestones were met during the fiscal years ended June 30,

2022 and 2023. As of June 30, 2023, up to $5.0 million of future milestone payments potentially remain. During the years ended June 30, 2023 and 2022, the Company recognized a gain of $0.6 million and $0.8 million, respectively, in the consolidated statements of operations related to the changes in fair values of CVRs. As of June 30, 2023 and 2022, the CVRs balance was zero and $0.6 million, respectively.

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

During the year ended June 30, 2023 and 2022, the Company recognized a gain of $0.4 million and a loss of $0.5 million, respectively, from the changes in fair values of contingent considerations. As of June 30, 2023 and 2022, the contingent consideration balance was zero and $0.4 million, respectively.

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

In connection with the Avenue Capital Agreement, described in Note 12 – Long Term Debt, the Company entered into a Consent, Waiver and Second Amendment to Eclipse Loan Agreement, dated as of January 26, 2022 (together, the “Eclipse Second Amendment”). Pursuant to the Eclipse Second Amendment, Eclipse (i) consented to Aytu and certain of its subsidiaries joining as obligors to the Revolving Loans provided by the Eclipse Loan Agreement, (ii) consented to the Company entering into the Avenue Capital Agreement, (iii) extended the maturity date of the Eclipse Loan Agreement to January 26, 2025, (iv) removed the requirement for the Company to comply with the ongoing fixed charge coverage ratio financial covenant applicable to the borrowers under the Eclipse Loan Agreement, (v) consented to the first priority lien granted by Aytu in favor of the Avenue Capital Agent, (vi) reduced the maximum availability under the Revolving Loans from $25.0 million to $12.5 million minus a $3.5 million availability block, (vii) increased the availability block from $1.0 million to $3.5 million, (viii) consented to the full repayment under the Deerfield Facility, defined below, and (ix) made certain other modifications to conform to the Avenue Capital Agreement and to reflect the consummation of the transactions thereof, in each case subject to the terms and conditions of the Eclipse Second Amendment.

The Company incurred $0.1 million in legal and other fees related to the Eclipse Second Amendment, all of which were recorded as deferred financing costs and are being amortized on a straight-line basis over the remaining term of the Eclipse Loan Agreement as interest expense. The unamortized cost of $0.1 million as of June 30, 2022 was included in other noncurrent assets in the consolidated balance sheets.

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

The Eclipse Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of June 30, 2023, the Company was in compliance with the covenants under the Eclipse Loan Agreement as amended.

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

Total interest expense on the Revolving Loans, including amortization of deferred financing costs, were $0.7 million and $0.4 million for the years ended June 30, 2023 and 2022. As of June 30, 2023 and 2022, the outstanding Revolving

Loans under the Eclipse Loan Agreement, as amended, were $1.6 million and $3.8 million, respectively. Unused line of credit amount as of June 30, 2023 was $9.3 million.

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

Avenue Capital Loan. On January 26, 2022 (“Closing Date”), the Company entered into a Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund II, L.P. and Avenue Venture Opportunities Fund II, L.P. as lenders (the “Avenue Capital Lenders”), and Avenue Capital Management II, L.P. as administrative agent (the “Avenue Capital Agent”), collectively (“Avenue Capital”), pursuant to which the Avenue Capital Lenders provided the Company and certain of its subsidiaries with a secured $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used towards the repayment of the Deerfield Facility.

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

A failure to comply with these covenants could permit the Avenue Capital Lenders to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of June 30, 2023, the Company was in compliance with the covenants under the Avenue Capital Agreement.

On January 26, 2022 (“Issuance Date”), as consideration for entering into the Avenue Capital Agreement, the Company issued warrants to the Avenue Capital Lenders to purchase shares of common stock at an exercise price equal to $24.20 per share (the “Avenue Capital Warrants”). The Avenue Capital Warrants provided that in the event the Company were to engage in an equity offering at a price lower than $24.20 prior to June 30, 2022, the exercise price would be adjusted to the effective price of such equity offering and the number of shares of common stock to be issued under the Avenue Capital Warrants would be adjusted as set forth in the agreement. The Avenue Capital Warrants were immediately exercisable and expire on January 31, 2027. At inception, the Company accounted for the Avenue Capital Warrants as a derivative warrant liability as the number of warrants was not fixed at the Issuance Date. The fair value of the Avenue Capital Warrants at issuance was approximately $0.6 million.

On March 7, 2022, the Company closed on an equity offering of shares of common stock and warrants, as described in Note 15 – Stockholders Equity, at an offering price of $25.00 per share. As this offering precluded the Company from pursuing any equity financing prior to July 7, 2022 and the effective price of the March 7, 2022 offering was more than the exercise price of the Avenue Capital Warrants, the shares of common stock issuable upon exercise of the Avenue Capital Warrants were set at an exercise price of $24.20.

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

On June 13, 2023, in conjunction with the Securities Purchase Agreement described in Note 16 – Warrants, the interest-only period of the Avenue Capital Agreement was extended further upon the achievement of both the revenue-based milestone and equity raise-based milestone stipulated in the Avenue Capital Agreement. The interest-only period now extends to the January 26, 2025 maturity date.

In addition to the debt discounts discussed above, the Company also incurred $0.4 million loan origination, legal and other fees. The debt discount and issuance costs are being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 16.59%. Total interest expense on the Avenue Capital loan including debt discount amortization, were $2.7 million and $0.9 million for the years ended June 30, 2023 and 2022.

Long-term debt consists of the following;

June 30,
2023
(In thousands)
Long-term debt, due on January 26, 2025	$15,000
Long-term, final payment fee	638
Unamortized discount and issuance costs	(925)
Financing leases, maturing through May 2024	85
Total debt	14,798
Less: current portion	(85)
Non-current portion of debt	$14,713

Future principal payments of long-term debt, including financing leases, are as follows;

June 30,
(In thousands)
2024	$85
2025	15,638
Future principal payments	15,723
Less unamortized discount and issuance costs	(925)
Less current portion	(85)
Non-current portion of debt	$14,713

12. Fair Value Measurements

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities, contingent consideration liabilities, fixed payment arrangements, and short-term and long-term debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Short-term and long-term debt are reported at their amortized costs on our consolidated balance sheets. The remaining financial instruments are reported on our consolidated balance sheets at amounts that approximate current fair values. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurement

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and 2022, by level within the fair value hierarchy:

		Fair Value Measurements at June 30, 2023
	Fair Value at June 30,
	2023	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Liabilities:
Derivative warrant liabilities	$6,403	$—	$—	$6,403
Total	$6,403	$—	$—	$6,403

		Fair Value Measurements at June 30, 2022
	Fair Value at June 30,
	2022	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Liabilities:
Contingent consideration	$396	$—	$—	$396
CVR liability	578	—	—	578
Derivative warrant liabilities	1,796	—	—	1,796
Total	$2,770	$—	$—	$2,770

Cash and cash equivalents in the consolidated balance sheets include bank deposits and money market funds, and reflect their fair value at Level 1 in the fair value hierarchy.

Non-Recurring Fair Value Measurement

The Company’s financial assets and liabilities that were accounted for at fair value on a non-recurring basis during the years ended June 30, 2023 and 2022, were fixed payment arrangements, goodwill and intangible assets.

Fixed payment arrangements are recognized at their amortized cost basis using market appropriate discount rates and are accreted up to their notional face value over time. Significant assumptions used in valuing the fixed payment arrangements were discount rates from 10.0% to 15.4%, and are classified as Level 3 inputs in the fair value hierarchy. In May 2022, the Company recognized a fixed payment arrangement liability of $7.6 million relating to the termination of the License, Development, Manufacturing and Supply Agreement with Tris. See Note 9 – Other Liabilities for further information on fixed payment arrangements.

Based on the Company’s impairment analyses for fiscal years 2023 and 2022, the Company recorded an impairment charge of $5.6 million on intangible assets during the year ended June 30, 2023; and an impairment charge of $7.1 million on intangible assets and $65.8 million on goodwill for the year ended June 30, 2022. Valuation of goodwill and intangible assets involves significant Level 3 inputs in estimating their fair values. These input assumptions included revenue growth rates, forecasted EBITDA margins, and the selection of a discount rate. These assumptions may be affected by expectations about future market or economic conditions. See Note 7 - Goodwill and Other Intangible Assets and Note 2 - Summary of Significant Accounting Policies, for further discussion on the fair value measurement of goodwill and other intangible assets.

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the year ended June 30, 2023:

	CVR	Contingent	Warrant
	Liability	Consideration	Liability

	(In thousands)
Balance as of June 30, 2022	$578	$396	$1,796
Included in earnings	(578)	(391)	(6,391)
Purchases, issues, sales and settlements:
Issues	—	—	10,998
Settlements	—	(5)	—
Balance as of June 30, 2023	$—	$—	$6,403

Level 3 Inputs

Changes in the fair value of contingent liabilities in subsequent periods are recorded as a gain or loss in the consolidated statements of operations.

Significant assumptions used in valuing the CVRs were as follows:

	June 30,
	2023	2022
Leveraged Beta	0.84	0.85
Market risk premium	6.35%	6.22%
Risk-free interest rate	5.47%	2.86%
Discount	22.00%	20.50%
Company specific discount	10.00%	10.00%

Significant assumptions used in valuing the derivative warrant liabilities at issuance date were as follows:

August 9,
2022
Expected volatility	89.89%
Equivalent term (years)	4.11
Risk-free rate	3.09%
Dividend yield	0.00%

June 8,
2023
Expected volatility	83.26%
Equivalent term (years)	5.01
Risk-free rate	3.87%
Dividend yield	0.00%

Significant assumptions used in valuing the derivative warrant liabilities, marked to market, were as follows:

June 30,
2023
Expected volatility	83.42%
Equivalent term (years)	3.59-4.95
Risk-free rate	4.13-4.40%
Dividend yield	0.00%

Expected volatility was based primarily on historical volatility. The Company chose to use a two-year lookback on historical volatility to avoid the effects of COVID-19 and the Innovus acquisition. The Company believes this method produced an estimate that was representative of the Company’s expectations of future volatility over the expected term of these warrants, and will not differ materially. If expected volatility by the active market is higher than estimated, the derivative may result in a greater fair value. The expected life was based on the remaining contractual term of the warrants. The risk-free rate was based on the U.S. Treasury rate that corresponded to the expected term of the warrants.

13. Income Taxes

For the fiscal year of 2023, there was no income tax benefit, primarily driven by Section 382 limitation on post-TCJA (“Tax Cuts and Jobs Act”) net operating loss (“NOL”) utilization, further described below. As of June 30, 2023, the Company had $0.1 million deferred tax asset (DTA) included in other non-current assets, $0.1 million deferred tax liability (DTL) included in other long-term liabilities, and $0.1 million income tax payable in accrued liabilities in the consolidated balance sheet.

Section 382 Limitation

Under the provisions of the Internal Revenue Code, substantial changes in the Company’s ownership may result in limitations on the amount of NOL carryforwards that can be utilized in future years. NOL carryforwards are subject to examination in the year they are utilized regardless of whether the tax year in which they are generated has been closed by statute. The amount subject to disallowance is limited to the NOL utilized. Accordingly, the Company may be subject to examination for prior NOLs generated as such NOLs are utilized.

As part of the Company’s Section 382 analysis, an ownership change was determined to have occurred in March 2022 at a point in time when the Company had a net unrealized built-in gain. As such, the NOL generated during that period has been allocated and the post-change NOL (approximately $12 million) is determined to be fully available to offset fiscal 2023 pre-change income subject to the 80% limitation. The Company also determined that ownership change occurred in June 2023 at a time that the Company was in a net unrealized loss position. As a result of the Section 382 analysis, the Company had estimated $0.3 million of disallowed recognized built-in loss and had carried forward as an operating loss as of June 30, 2023.

The Company had federal net operating losses of approximately $504.0 million as of June 30, 2023, that subject to limitation (as described above), may be available in future tax years to offset taxable income. Of the available federal net operating losses, approximately $172.0 million can be carried forward indefinitely, while the remaining balance will begin to expire in 2024 and completely expire in 2027. As of June 30, 2023, the Company had research and development credits of $3.0 million, which begin to expire in 2024. The available state net operating losses, if not utilized to offset taxable income in future periods, will begin to expire in 2025 through 2039.

As of June 30, 2023, the Company had various state NOL carryforwards. The determination of the state NOL carryforwards is dependent on apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards.

The Company notes there is diversity in practice regarding the treatment of deductions or loss carryforwards that are expected to expire unutilized. Generally, it is not appropriate to use zero as an applicable tax rate and rather, a deferred tax asset should be recorded at the applicable tax rate and a valuation of an equal amount would be provided. However, under certain circumstances it may be appropriate to follow an alternative approach and use a zero rate to write off the asset against the valuation allowance, reducing the valuation allowance and gross deferred tax assets disclosed. The Company considered both accounting viewpoints and determined it would present its NOL carryforwards gross with a full valuation allowance and not apply a zero rate to NOL carryforwards expected to expire unutilized.

In review of the Company’s consolidated deferred position excluding NOLs and other tax attributes, the Company is in a net DTA position and therefore all NOLs are being fully valued and not utilized against a net DTL.

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2023	2022

	(In thousands)
Current:
Federal	$80	$—
State	46	7
Total current tax expense	126	7
Deferred:
Federal	(109)	(91)
State	(17)	(26)
Total deferred tax expense	(126)	(117)
Provision for income taxes	$—	$(110)

Income tax benefit resulting from applying statutory rates in jurisdictions in which the Company is taxed (Federal and various states) differs from the income tax provision (benefit) in the financial statements. Reconciliation of the U.S. federal statutory income tax rates to our effective tax rate is as follows.

	Year Ended June 30,
	2023		2022

	(In thousands)
Tax at statutory rate	$(3,581)	(22.30)%	$(23,159)	(21.00)%
State income taxes, net of federal benefit	16	0.10%	601	0.55%
Permanent difference	—	—%	—	—%
Stock based compensation	—	—%	273	0.27%
Contingent consideration	(193)	(1.20)%	(155)	(0.14)%
162(m) limitation	—	—%	76	0.08%
Goodwill impairment	—	—%	9,733	8.83%
Transaction costs	—	—%	—	—%
Change in tax rate	—	—%	—	—%
Remeasurement of deferred taxes	—	—%	—	—%
Effect of phased-in tax rate	—	—%	—	—%
Loss on debt extinguishment and interest expense	—	—%	—	—%
Change in valuation allowance	3,641	22.68%	12,472	11.31%
Derivative income	—	—%	—	—%
Other	117	0.72%	49	0.01%
Net income tax provision (benefit)	$—	0.00%	$(110)	(0.09)%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows for the respective periods:

	Year Ended June 30,
	2023	2022

	(In thousands)
Deferred tax assets:
Net operating loss carry forward	$114,265	$114,443
Accrued Rebates	6,994	5,944
Share-based compensation	4,250	2,773
Accrued expenses	758	817
R&D credits	2,416	2,423
Interest	4,188	2,975
Warrant Derivatives	1,504	—
Section 174 Capitalization	836	—
Inventory	743	1,177
Lease liability	492	799
Other	1,332	1,301
Total deferred tax assets	137,778	132,652
Less: valuation allowance	(136,400)	(128,966)
Deferred tax assets, net of valuation allowance	1,378	3,686
Deferred tax liabilities:
Intangibles	(845)	(2,717)
Fixed Assets	(50)	(308)
ROU asset	(483)	(788)
Total deferred tax liabilities	(1,378)	(3,813)
Net deferred tax liabilities	$—	$(127)

In fiscal year 2022, the impairment of goodwill decreased net deferred tax liabilities by $0.1 million resulting in an income tax benefit of $0.1 million. As of June 30, 2022, the Company had $0.1 million deferred tax liabilities included in other long-term liabilities in the consolidated balance sheet. The Company had federal net operating losses of approximately $503.2 million as of June 30, 2022, subject to Section 382 limitation.

The Company has recorded a valuation allowance of $136.4 million and $129.0 million at June 30, 2023 and 2022, respectively, to reserve its net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carry back opportunities and tax planning strategies in making the assessment. The Company believes it is more likely than not, that it will realize the benefits of these deductible differences, net of the valuation allowance provided.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest related to its uncertain tax positions as they all relate to timing differences that would adjust the Company’s net operating loss carryforward, interest expense carryover or research and development credit carryover and therefore do not require recognition. As a result of these timing differences, at June 30, 2023 and 2022, the Company had gross unrecognized tax benefits related to uncertain tax positions of $2.9 million and $2.8 million, respectively. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense.

A tabular roll-forward of the Company’s gross unrecognized tax benefits is below.

	June 30,
	2023	2022

	(In thousands)
Beginning balance	$2,822	$3,435
Increase resulting from prior period tax positions	—	—
Increase resulting from current period tax positions	246	34
Decrease resulting from current period tax positions	(120)	(647)
Ending balance	$2,948	$2,822

The change in the Company’s gross unrecognized tax benefits relates to the acquisition of Neos, whereby historic tax positions of Neos were inherited in the acquisition.

Additionally, Neos pre-acquisition tax years are subject to the same general statute of limitations, resulting in its tax years back to 2004 being subject to examination.

14. Stockholders’ Equity

The Company has 200.0 million shares of common stock authorized with a par value of $0.0001 per share and 50.0 million shares of preferred stock authorized with a par value of $0.0001 per share. As of June 30, 2023 and 2022, the Company had 5,517,174 and 1,928,941 common shares issued and outstanding, respectively, and no preferred shares issued and outstanding.

Included in the common stock outstanding are 40,996 shares of unvested restricted stock issued to executives, directors, and employees.

On June 8, 2020, the Company filed a shelf registration statement (the “2020 Shelf”), which was declared effective by the SEC on June 17, 2020, covering up to $100.0 million of its common stock, preferred stock, debt securities, warrants, rights, and units. On June 4, 2021, the Company entered into an agreement with an agent for the sale of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the year ended June 30, 2023, the Company issued 699,929 shares of common stock under the ATM Sales Agreement, with total gross proceeds of approximately $3.0 million before deducting underwriting discounts, commissions, and other offering expenses of $0.1 million. The 2020 Shelf expired in June 2023.

On September 28, 2021, the Company filed a shelf registration statement (the “2021 Shelf”), which was declared effective by the SEC on October 7, 2021, covering up to $100.0 million of its common stock, preferred stock, debt securities, warrants, rights, and units. As of June 30, 2023, approximately $82.4 million remain available under the 2021 Shelf. This availability is subject to SEC 1.B.6 limitation to the Form S-3. The 2021 Shelf expires in October 2024.

On March 7, 2022, the Company closed on an underwritten public offering utilizing the 2021 Shelf, pursuant to which, the Company sold, (i) 151,500 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 151,500 shares of common stock, and (iii) common stock purchase warrants to purchase up to 333,300 shares of common stock (the “March 2022 Offering”). The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, with one common warrant to purchase 1.1 shares of common stock for each share of common stock or each pre-funded warrant sold. The pre-funded warrants have an exercise price of $0.002 per share of common stock and were exercised in full in April 2022. The common warrants have an exercise price of $26.00 per share of common stock and are exercisable six months after the date of issuance and have a term of five years from the date of exercisability. The Company raised gross proceeds of $7.6 million through the March 2022 Offering before commission and other costs of $0.8 million. The pre-funded and common warrants have a combined fair value of approximately $2.8 million at issuance, and are classified as a derivative warrant liabilities with the offset in additional paid in capital in stockholders’ equity in the Company’s consolidated financial statements (see Note 16 - Warrants).

On August 11, 2022, the Company closed on an underwritten public offering (the “August 2022 Offering”) utilizing the 2021 Shelf, pursuant to which it sold an aggregate of (i) 1,075,290 shares of its common stock, (ii) and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 87,500 shares of its common stock, and (iii) accompanying warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, with one common warrant to purchase one share of common stock for each share of common stock or each pre-funded warrant sold. The combined public offering price for each share of common stock and accompanying common warrant was $8.60, and the combined offering price for each pre-funded warrant and accompanying common warrant was $8.58, which equated to the public offering price per share of the common stock and accompanying common warrant, less the $0.001 per share exercise price of each pre-funded warrant. The pre-funded warrants were exercised in full in August 2022. The common warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The Company raised $10.0 million in gross proceeds through the August 2022 Offering before underwriting fees and other expenses of $0.9 million. The pre-funded and common warrants have a combined fair value of approximately $6.0 million at issuance, and are classified as derivative warrant liabilities with the offset in additional paid in capital in stockholders’ equity in the Company’s consolidated financial statements (See Note 16 – Warrants).

On June 8, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company agreed to issue and sell an aggregate of (i) 1,743,695 shares of the Company’s common stock, (ii) pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock (the “Pre-Funded Warrants”), (iii) accompanying Tranche A Warrants to purchase 2,173,912 shares of common stock, (iv) and accompanying Tranche B Warrants to purchase 2,173,912 shares of common stock in a best-efforts offering (the Tranche B Warrants together with the Tranche A Warrants, the “Common Warrants”). The Common Warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the Pre-Funded Warrant (the “Exchange Warrants”). Each Pre-Funded Warrant will be exercisable for one share of common stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants will be immediately exercisable at a price of $1.59 per share (or $1.5899 per Exchange Warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance, and (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price for at least 40 consecutive trading days. The Tranche B Warrants will expire upon the earlier of (x) five years after the date of issuance, and (y) 30 days following the Company’s achievement of consolidated trailing twelve-month adjusted EBITDA (as defined in the Securities Purchase Agreement) of $12 million. The Company raised $4.0 million in gross proceeds and net proceeds were approximately $3.4 million after deducting offering expenses. The warrants have a combined fair value of approximately $5.0 million at issuance and are classified as derivative warrant liabilities. The resulting offset is recorded in other expense along with the issuance costs of $0.6 million in the consolidated financial statement of operations (See Note 16 – Warrants).

15. Equity Incentive Plans

2023 Equity Incentive Plan. On May 18, 2023, the Company’s stockholders approved the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). Prior to the Company’s adoption of the 2023 Equity Incentive Plan, the Company awarded equity incentive grants to its directors and employees under the Aytu BioScience, Inc. 2015 Stock Option and Incentive Plan (“Aytu 2015 Plan”) and the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (“the Neos 2015 Plan”) (collectively the “2015 Plans”). For the 2023 Equity Incentive Plan, the stockholders approved (a) 200,000 new shares, (b) 87,155 shares available for grant under the 2015 Plans be “rolled over” to the 2023 Equity Incentive Plan and (c) any shares that are returned to the company under the 2015 Plans be added to the 2023 Equity Incentive Plan. With the approval of the 2023 Equity Incentive Plan, no additional awards will be granted under the 2015 Plans. All outstanding awards previously granted under previous stock incentive plans will remain outstanding and subject to the terms of the plans. As of June 30, 2023 the Company had 287,155 shares that are available for grant under the 2023 Equity Incentive Plan.

Aytu 2015 Plan. On June 1, 2015, the Company’s stockholders approved the Aytu 2015 Plan, which, as amended in July 2017, provides for the award of stock options, stock appreciation rights, restricted stock, and other equity awards. On February 13, 2020, the Company’s stockholders approved an increase to 250,000 total shares of common stock in the Aytu 2015 Plan. The shares of common stock underlying any awards that are forfeited, canceled, reacquired by Aytu prior to vesting, satisfied without any issuance of stock, expire or are otherwise terminated (other than by exercise) under the Aytu 2015 Plan will be added back to the shares of common stock available for issuance under the 2023 Equity Incentive Plan. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards have a vesting period ranging from 4 to 10 years, and the restricted stock units have a vesting period of 4 years.

Neos 2015 Plan. Pursuant to the Neos Acquisition, the Company assumed 3,486 stock options and 1,786 restricted stock units (RSUs) previously granted under Neos plan. Accordingly, on April 19, 2021, the Company registered 5,272 shares of its common stock under the Neos 2015 Plan with the SEC. The terms and conditions of the assumed equity securities will stay the same as they were under the previous Neos plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years.

Stock Options

During the fiscal year ended June 30, 2023, 49,212 stock options were granted. The weighted-average grant date fair value of options granted during the year ended June 30, 2023 was $4.00. As of June 30, 2023, there was $0.1 million of total unrecognized compensation cost adjusted for estimated forfeitures, related to non-vested stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years. No options were granted during the fiscal year 2022.

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2022	3,899	$209.70	7.77
Granted	49,212	4.00
Forfeited/Cancelled	(172)	128.99
Expired	(177)	131.39
Outstanding at June 30, 2023	52,762	$18.37	9.06

Exercisable at June 30, 2023	3,022	$225.74	6.17

The following table details the options outstanding at June 30, 2023 by range of exercise prices:

			Weighted
			Average
			Remaining
		Weighted	Contractual
Range of	Number of	Average	Life of	Number of	Weighted
Exercise	Options	Exercise	Options	Options	Average
Prices	Outstanding	Price	Outstanding	Exercisable	Exercise Price
$4.00	49,212	$4.00	9.26	—	$—
$123.16 - 290.00	3,550	$217.52	6.26	3,022	$225.74
	52,762	$18.37	9.06	3,022	$225.74

Restricted Stock

During the year ended June 30, 2023, as a result of the change in members of the Company’s board, the Company accelerated unvested shares for two former members and recorded $1.5 million of non-cash equity compensation expense.

On December 19, 2022, the Company entered into a Stipulation of Compromise and Settlement (the “Stipulation”). As a part of the terms of the Stipulation, the Company agreed to rescind 25% of the aggregate 2021 grants to board members. As a result of the recission of the shares, the Company recorded $0.6 million in non-cash compensation during the year ended June 30, 2023.

During the year ended June 30, 2023, the Company granted a total of 6,825 shares of restricted stock, with certain accelerated vesting conditions, to members of its management team pursuant to the Aytu 2015 Plan, of which 1/3 vest on the grant date and 1/12 on the first day of each quarter thereafter, subject to continuing employment with the Company through each vesting date. These restricted stock grants have a grant date fair value ranging from $3.31 per-share to $13.4 per-share.

Restricted stock activity under the Aytu 2015 Plan is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	80,373	$148.91
Granted	6,825	3.79
Vested	(42,434)	126.98
Forfeited/Cancelled	(6,689)	135.66
Unvested at June 30, 2023	38,075	$142.20

As of June 30, 2023, there was $3.6 million of total unrecognized compensation costs adjusted for estimated forfeitures, related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of restricted stock vested during the year ended June 30, 2023 was $0.2 million.

The Company previously issued 4 shares of restricted stock outside of the Aytu 2015 Plan, which vest in July 2026. On January 17, 2022, the Company granted 5,000 shares of restricted stock to a member of its management team outside of the Aytu 2015 Plan, of which 1/3 vest on January 17, 2023 and 1/12 each quarter thereafter, subject to continuing employment with the Company through each vesting date until January 17, 2025. This restricted stock grant has a grant date fair value of $27.00 per-share. As of June 30, 2023, there was $0.4 million total unrecognized costs adjusted for estimated forfeitures, related to non-vested restricted stock outside of the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.56 years.

Restricted Stock Units

For the year ended June 30, 2023, the Company did not grant restricted stock units (“RSU”). RSU activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2022	8,500	$25.88
Vested	(3,537)	26.26
Unvested at June 30, 2023	4,963	$25.62

As of June 30, 2023, there was $0.1 million of total unrecognized compensation costs adjusted for estimated forfeitures, related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.6 years. The total fair value of RSUs vested during the year ended June 30, 2023 was immaterial.

Stock-based compensation expense related to the fair value of stock options, restricted stock and RSUs was included in the consolidated statements of operations as set forth in the below table:

	Year Ended
	June 30,
	2023	2022

	(In thousands)
Cost of sales	$28	$31
Research and development	30	536
Selling and marketing	23	24
General and Administrative	5,965	4,657
Total stock-based compensation expense	$6,046	$5,248

16. Warrants

Liability Classified Warrants

The Company accounts for liability classified warrants by recording the fair value of each instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of liability classified derivative financial instruments was calculated using either the Black-Scholes option pricing model or the Monte Carlo simulation valuation model, and is revalued every quarter. Changes in the fair value of liability classified derivative financial instruments in subsequent periods are recorded as unrealized derivative gain or loss in the consolidated statements of operations.

On June 8, 2023, the Company entered into a securities purchase agreement (the “Security Purchase Agreement”) pursuant to which the Company agreed to issue and sell an aggregate of (i) 1,743,695 shares of the Company’s common stock, (ii) pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock (the “Pre-Funded Warrants”), (iii) accompanying Tranche A Warrants to purchase 2,173,912 shares of common stock, (iv) and accompanying Tranche B Warrants to purchase 2,173,912 shares of common stock in a best-efforts offering (the Tranche B Warrants together with the Tranche A Warrants, the “Common Warrants”). The Common Warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the Pre-Funded Warrant (the “Exchange Warrants”). Each Pre-Funded Warrant will be exercisable for one share of common stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants will be immediately exercisable at a price of $1.59 per share (or $1.5899 per Exchange Warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance, and (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price for at least 40 consecutive trading days. The Tranche B Warrants will expire upon the earlier of (x) five years after the date of issuance, and (y) 30 days following the Company’s achievement of consolidated trailing twelve-month adjusted EBITDA (as defined in the Security Purchase Agreement) of $12 million (see Note 14 – Stockholders’ Equity).

On August 11, 2022, the Company closed on the August 2022 Offering, pursuant to which, the Company issued pre-funded warrants to purchase 87,500 shares of its common stock and common warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, which one common warrant to purchase one share of common stock for each share of common stock or each pre-funded warrant sold. The pre-funded warrants had an exercise price of $0.02 per share of common stock and were exercised in full in August 2022. The common warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The common warrants provide that if there occurs any a stock split, stock dividend stock recapitalization, or similar event (a “Stock Combination Event”), then the warrant exercise price will be adjusted to the greater of the quotient determined by dividing (x) the sum of the VWAP of the common stock for each of the five lowest trading days during the 20 consecutive trading day period ending immediately preceding the 16th trading day after such Stock Combination Event, divided by (y) five; or $2.32 and the number of shares of common stock to be issued would be adjusted proportionately as set forth in the agreement limited to a maximum of 2,325,581 shares. The common warrants also provide that in the event the Company were to engage in an equity offering at a common stock price lower than the warrant exercise price prior to the second anniversary of a Stock Combination Event, the exercise price would be adjusted to the greater of the effective price of such equity offering or $2.32 (see Note 14 – Stockholders’ Equity).

In November 2022 and throughout the quarter ended December 31, 2022, the Company sold shares through its ATM Sales Agreement. Per the warrant agreement in the August 2022 Offering, these sales qualified as an equity offering and the sales price was less than the current exercise price of $8.60. As a result, the associated common warrants exercise price was adjusted to $3.30. On January 6, 2023, the Company consummated a 20 to 1 reverse stock split. Pursuant to the aforementioned warrant agreement, the Company triggered a Stock Combination Event and the warrant exercise price and number to be issued was adjusted based on the average of each of the lowest five trading days during the twenty-day consecutive trading day period beginning on December 30, 2022. Subsequently, as a result of the Securities Purchase Agreement in June 2023, the common warrants from the August 2022 Offering had an adjusted exercise price of $2.32.

On March 7, 2022, the Company closed on an underwriting agreement, pursuant to which, the Company sold, (i) 151,500 shares of the Company’s common stock, (ii) pre-funded warrants to purchase up to 151,500 shares of common stock, and (iii) common warrants to purchase up to 333,300 shares of common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, with one common warrant to purchase 1.1 shares of common stock for each share of common stock or each pre-funded warrant sold. The pre-funded warrants have an exercise price of $0.002 per share of common stock and were exercised in full in April 2022. The common warrants have an exercise price of $26.00 per share of common stock and are exercisable six months after the date of issuance and have a term of five years from the date of exercisability (see Note 14 – Stockholders’ Equity).

On January 26, 2022, as consideration for entering into the Avenue Capital Agreement as described in Note 11 – Long-term Debt, the Company issued warrants to the Avenue Capital Lenders to purchase shares of common stock at an exercise price equal to $24.20 per share (the “Avenue Capital Warrants”). The Avenue Capital Warrants provided that in the event the Company were to engage in an equity offering at a price lower than $24.20 prior to June 30, 2022, the exercise price would be adjusted to the effective price of such equity offering and the number of shares of common stock to be issued under the Avenue Capital Warrants would be adjusted as set forth in the agreement. The Avenue Capital Warrants were immediately exercisable and expire on January 31, 2027. At inception, the Company accounted for the Avenue Capital Warrants as a derivative warrant liability as the number of warrants was not fixed at the issuance (see Note 11 – Long-term Debt for further details).

Outstanding warrants are classified as derivative warrant liabilities in the consolidated balance sheets and are marked to market at each reporting period (see Note 12 – Fair Value Considerations).

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2022	434,328	$92.60	4.8
Warrants issued	6,028,331	1.61	5.0
Warrants exercised	(87,500)	0.02	5.0
Warrant adjusted	181,461	5.04	3.9
Warrants expired	(18,568)	2,011.56	—
Outstanding June 30, 2023	6,538,052	$4.42	4.71

17. Employee Benefit Plan

Subsequent to the merger with Neos, Aytu had two 401(k) plans the (“Neos Plan”) and the (“Aytu Plan’) both plans allow participants to contribute a portion of their salary, subject to eligibility requirements and annual IRS limits. The Neos Plan matched 100% of the first 3% contributed by employees and matched 50% on the next 4% and 5% contributed by the employees. The Company’s match for the Neos Plan was approximately $0.4 million for the year ended June 30, 2022. The Aytu Plan matched 50% of the first 6% contributed to the plan by employees. The Company’s match for the Aytu Plan was approximately $0.2 million for both years ended June 30, 2023 and 2022. In July 2022, the Company transferred the Neos Plan into the Aytu BioPharma Employee Retirement Plan and in February 2023 the Company transferred the Aytu Plan into the Aytu BioPharma Employee Retirement Plan. The Aytu BioPharma Employee Retirement Plan matches 100% of the first 3% contributed by employees and matches 50% of the next 4% and 5% contributed by the employees. The Company’s match for the Aytu BioPharma Employee Retirement Plan was approximately $0.7 million during the year ended June 30, 2023.

18. Commitments and Contingencies

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

The Company acquired a Supply and Distribution Agreement with Tris (the “Tris Karbinal Agreement”), under which the Company is granted the exclusive right to distribute and sell the product in the United States. The initial term of the Tris Karbinal Agreement was 20 years. The Company will pay Tris a royalty equal to 23.5% of net sales.

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

Product Contingent Liability

In February 2015, Innovus acquired Novalere, which included the rights associated with distributing FlutiCare. As part of the Merger, Innovus is obligated to make five additional payments of $0.5 million when certain levels of FlutiCare sales are achieved. In fiscal year 2023, the manufacturer associated with this contingent liability filed for bankruptcy. There were no payments required in fiscal 2023.

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

During the year ended June 30, 2022, AR101 received Orphan Drug Designation (“ODD”) and Fast Track designation from the FDA, resulting in total milestone payments of $4.0 million, which were paid in 109,447 shares of common stock and $2.6 million in cash.

Operating Lease

In May 2023, the Company entered into an operating lease agreement to relocate its principal office within Denver, Colorado. The lease has a commencement date of October 1, 2023 with an initial term of five and a half years. Undiscounted minimum monthly rent payments average approximately $15,500 over the initial term of the lease.

Variable lease payments will be expensed as incurred. Under the lease agreement, the Company has one five-year renewal option through March 2034.

Legal Matters

Witmer Class-Action Securities Litigation. A shareholder derivative suit was filed on September12, 2022 in the Delaware Chancery Court by Paul Witmer, derivatively and on behalf of all Aytu stockholders, against Armistice Capital, LLC, Armistice Capital Master Fund, Ltd., Steve Boyd (Armistice’s Chief Investment Officer and Managing Partner, and a former director of Aytu), and certain other current and former directors of Aytu, Joshua Disbrow, Gary Cantrell, John Donofrio, Jr., Michael Macaluso, Carl Dockery and Ketan B. Mehta. Plaintiff amended the complaint on April 5, 2023. The Amended Complaint drops Mr. Macaluso as a defendant and alleges that (i) Armistice facilitated the sale of assets of Cerecor in 2019 and Innovus in 2020 to Aytu in exchange for convertible securities which it subsequently converted and sold at a profit on the open market; (ii) the Armistice defendants breached their fiduciary duties, were unjustly enrichment and wasted corporate assets in connection with these acquisitions; (iii) the Armistice defendants breached their fiduciary duties by engaging in as insider trading; and (iv) the other directors breached their fiduciary duties, and aided and abetted the Armistice defendants breaches of fiduciary duties, in connection with these acquisitions. The Amended Complaint seeks unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees. While we believe that this lawsuit is without merit and have vigorously defended against it, we have agreed to settle the matter for various corporate governance modifications and the payment of plaintiff’s attorneys’ fees.

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

Stein Litigation. Cielo Stein (“Stein”), a former sales specialist, filed a complaint on February 1, 2023 in Jefferson County Circuit Court in Kentucky against the Company and its wholly-owned subsidiary Neos Therapeutics. The complaint alleges that Aytu retaliated against Stein in violation of the Kentucky Civil Rights Act after she opposed what she contends was unwelcome behavior by her supervisor. The complaint also alleges that the Company’s response to Stein’s subsequent complaint to human resources was inadequate. The complaint seeks an award of unspecified compensatory damages, emotional-distress damages, and attorneys’ fees and costs. The Company removed the lawsuit to the United States District Court for the Western District of Kentucky and filed a motion to dismiss the complaint, which is pending. Due to the early stage of litigation, we are not able to predict at this time whether this proceeding will have a material impact on our financial condition or results of operations, and intend to vigorously defend this case in the event it is not dismissed.

19. License Agreements

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

As a result of the Company’s focus on the revenue growth of its commercial business, the Company had terminated the licensing agreement with Cedars-Sinai Medical Center, effective May 9, 2023.

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

In April 2023, the Company returned the NT0502 rights to NeuRx in exchange for, and to receive a royalty and potential milestone payments on amounts received for future revenue generated by NeuRx (or a future licensee) on NT0502.

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

20. Segment Information

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on financial information of the Company. The CODM reviews financial information presented for each reportable segment for purposes of making operating decisions and assessing financial performance.

The Company manages and aggregates its operational and financial information in accordance with two reportable segments: Rx and Consumer Health. The Rx Segment consists of the Company’s prescription products. The Consumer Health Segment contains the Company’s consumer healthcare products. For purposes of determining operating income or loss by segment, the Company allocates common expenses such as corporate administration, executive and board compensation, insurance, and fees associated with being a publicly traded entity, among others, to the Rx Segment. The Rx Segment also includes pipeline research and development. The CODM does not regularly review asset information by segment, accordingly, asset information is not provided by segment.

During the year ended June 30, 2023, the Rx Segment recognized an impairment loss of $2.6 million due to ceasing active development of the NT0502 product candidate as a result of the Company’s increased focus on commercial efforts. The Consumer Health Segment recognized an impairment loss of $3.0 million from intangible assets (see Note 7 — Goodwill and Other Intangible Assets) and an inventory write-off of $2.1 million due to the discontinuance of its products.

During the year ended June 30, 2022, the Rx Segment recognized a total impairment loss of $64.6 million related to impairment of goodwill and write-down of assets due to the discontinuance of five non-core products, the Consumer Health Segment recognized $10.8 million of goodwill and intangible assets write downs (see Note 7 — Goodwill and Other Intangible Assets).

Select financial information for these segments is as follows:

(In thousands)	Rx	Consumer Health	Consolidated

Year Ended June 30, 2023:

Product revenue, net	$73,799	$33,600	$107,399
Loss from operations	$(7,358)	$(9,707)	$(17,065)

Depreciation and amortization	$6,271	$1,116	$7,387
Impairment and write-off expense	$2,730	$5,094	$7,824
Stock based compensation	$5,722	$324	$6,046

Year Ended June 30, 2022:

Product revenue, net	$61,121	$35,548	$96,669
Loss from operations	$(92,441)	$(17,465)	$(109,906)

Depreciation and amortization	$7,821	$1,557	$9,378
Impairment expense	$64,649	$10,809	$75,458
Stock based compensation	$5,190	$58	$5,248

21. Subsequent Events

Distribution and Supply Agreement

In July 2023, the Company entered into an exclusive collaboration, distribution and supply agreement with a privately-owned pharmaceutical company for Adzenys XR-ODT and Cotempla XR-ODT product lines. The pharmaceutical company will seek local regulatory approvals and marketing authorizations for both Adzenys XR-ODT and Cotempla XR-ODT; and will focus on distributing and selling these products for patients in Israel and the Palestinian Authority. The Company will commit to product supply based on forecasts and provide product training. Due to the nascency of the collaboration, estimates of its financial effect cannot be made. This agreement represents the Company’s first international commercial agreement for Adzenys and Cotempla.