Form 10-Q
period 2023-09-30
AYTU BIOPHARMA, INC
filed 2023-11-14
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                to

Commission File No. 001-38247

AYTU BIOPHARMA, INC.

(www.aytubio.com)

Delaware	47-0883144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 East Union Avenue, Suite 920

Denver, Colorado 80237

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

As of November 1, 2023, there were 5,567,490 shares of the registrant’s common stock outstanding.

AYTU BIOPHARMA, INC. FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

This Quarterly Report on Form 10-Q refers to trademarks, such as Aytu, Aytu BioPharma, Adzenys XR-ODT, Cotempla XR-ODT, Innovus Pharma, Neos, Neos Therapeutics, Poly-Vi-Flor, and Tri-Vi-Flor, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

AYTU BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except shares and per-share amounts)

(Unaudited)

	September 30,	June 30,
	2023	2023
Assets
Current assets
Cash and cash equivalents	$19,964	$22,985
Accounts receivable, net	29,882	28,937
Inventories	12,966	11,995
Prepaid expenses	7,038	8,047
Other current assets	749	868
Total current assets	70,599	72,832
Property and equipment, net	1,722	1,815
Operating lease right-of-use asset	2,454	2,054
Intangible assets, net	57,341	58,970
Other non-current assets	772	792
Total non-current assets	62,289	63,631
Total assets	$132,888	$136,463

Liabilities
Current liabilities
Accounts payable and other	$14,466	$13,478
Accrued liabilities	40,730	46,799
Short-term line of credit	1,215	1,563
Current portion of debt	62	85
Other current liabilities	8,990	7,090
Total current liabilities	65,463	69,015
Debt, net of current portion	14,842	14,713
Derivative warrant liabilities	12,310	6,403
Other non-current liabilities	8,106	6,975
Total liabilities	100,721	97,106
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred Stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding as of September 30, 2023 and June 30, 2023	—	—
Common Stock, par value $.0001; 200,000,000 shares authorized; 5,530,235 and 5,517,174 shares issued or outstanding, respectively, as of September 30, 2023 and June 30, 2023	1	1
Additional paid-in capital	344,415	343,485
Accumulated deficit	(312,249)	(304,129)
Total stockholders’ equity	32,167	39,357
Total liabilities and stockholders’ equity	$132,888	$136,463

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except shares and per-share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022

Product revenue, net	$22,099	$27,655
Cost of sales	7,315	9,623
Gross profit	14,784	18,032

Operating expenses
Selling and marketing	7,422	10,102
General and administrative	6,956	7,322
Research and development	604	1,064
Amortization of intangible assets	1,306	1,197
Loss from contingent consideration	—	155
Total operating expenses	16,288	19,840
Loss from operations	(1,504)	(1,808)
Other income (expense)
Other expense, net	(709)	(1,084)
(Loss) gain on derivative warrant liabilities	(5,907)	2,191
Total other (expense) income	(6,616)	1,107
Loss before income tax	(8,120)	(701)
Income tax benefit	—	—
Net loss	$(8,120)	$(701)
Weighted average number of common shares outstanding	5,482,037	2,517,906
Basic and diluted net loss per common share	$(1.48)	$(0.28)

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except shares)

(Unaudited)

	Three Months Ended September 30,
					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, July 1, 2023	—	$—	5,517,174	$1	$343,485	$(304,129)	$39,357

Stock-based compensation	—	—	13,061	—	930	—	930
Net loss	—	—	—	—	—	(8,120)	(8,120)
Balance, September 30, 2023	—	$—	5,530,235	$1	$344,415	$(312,249)	$32,167

Balance, July 1, 2022	—	$—	1,928,941	$—	$331,386	$(287,078)	$44,308

Stock-based compensation	—	—	(1,666)	—	1,177	—	1,177
Issuance of common stock, net of issuance cost	—	—	1,194,196	—	3,564	—	3,564
Net loss	—	—	—	—	—	(701)	(701)
Balance, September 30, 2022	—	$—	3,121,471	$—	$336,127	$(287,779)	$48,348

See the accompanying Notes to the Consolidated Financial Statements

AYTU BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2023	2022
Operating Activities
Net loss	$(8,120)	$(701)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	2,230	2,301
Stock-based compensation expense	930	1,177
Loss (gain) on derivative warrant liabilities	5,907	(2,191)
Amortization of senior debt discount	148	145
Loss from contingent consideration	—	155
Inventory write-down	51	82
Other noncash adjustments	(6)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(945)	(6,212)
Inventories	(1,023)	(2,104)
Prepaid expenses and other current assets	1,125	(1,801)
Accounts payable and other	914	3,587
Accrued liabilities	(5,166)	(3,481)
Other operating assets and liabilities, net	3,744	(72)
Net cash used in operating activities	(211)	(9,148)
Investing Activities
Other investing activities	(76)	42
Net cash (used in) provided by investing activities	(76)	42
Financing Activities
Proceeds from issuance of stock and warrants	—	10,416
Net (payments made on) proceeds received from, short-term line of credit	(348)	4,274
Payment made to fixed payment arrangement	(2,204)	(301)
Payment of stock issuance costs	(160)	(793)
Payments made to borrowings	(22)	(26)
Other financing activities	—	(13)
Net cash (used in) provided by financing activities	(2,734)	13,557
Net change in cash and cash equivalents	(3,021)	4,451
Cash and cash equivalents at beginning of period	22,985	19,360
Cash and cash equivalents at end of period	$19,964	$23,811

	Three Months Ended
	September 30,
	2023	2022
Supplemental cash flow data
Cash paid for interest	$1,359	$565
Non-cash investing and financing activities:
Fair value of warrants at issuance, net	$—	$5,953
Other noncash investing and financing activities	$—	$146

See the accompanying Notes to the Consolidated Financial Statements.

AYTU BIOPHARMA, INC.

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

The Consumer Health Portfolio consists of multiple consumer health products competing in large healthcare categories, including allergy, hair regrowth, diabetes support, digestive health, sexual and urological health and general wellness, commercialized through direct mail and e-commerce marketing channels. To date, the Consumer Health Segment has generated negative cash flows. In the fiscal 2023 year, the Company announced it would wind down or monetize the Consumer Health Segment in the fiscal 2024 year.

The Company’s strategy is to continue building its portfolio of revenue-generating prescription pharmaceutical products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets. As a result of focusing on building the portfolio of revenue-generating products and generating profitability, in the fiscal 2023 year, the Company indefinitely suspended active development of its clinical development programs including AR101 (enzastaurin), and terminated the license agreements relating to Healight and NT0502 (N-desethyloxybutynin).

As of September 30, 2023, the Company had $20.0 million of cash and cash equivalents and $29.9 million in accounts receivable. The Company’s operations have historically consumed cash and may continue to consume cash in the future. The Company incurred a net loss of $8.1 million and $0.7 million during the three months ended September 30, 2023 and 2022, respectively. The Company had an accumulated deficit of $312.2 million and $304.1 million as of September 30, 2023 and June 30, 2023, respectively. Cash used in operations was $0.2 million and $9.1 million during the three months ended September 30, 2023 and 2022, respectively.

In addition, the Company has non-operating liabilities that are scheduled to, or may become, current in the fifteen months following the filing of this Quarterly Report on Form 10-Q, most notably the maturity of the $15 million Avenue Capital term note (the “Avenue Note”, see Note 11 – Long-term Debt). The Company expects to refinance the Avenue Note in the event it does not have sufficient cash on hand to retire it at maturity. As a result of this, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to mitigate the conditions that raise substantial doubt about its ability to continue as a going concern are primarily focused on (i) improving cash flows from operations, (ii) winding down or monetizing the

Consumer Health Segment, (iii) refinancing its $15 million Avenue Note to extend its maturity date, and, (iv) , if necessary, raising additional capital through public or private equity, debt offerings, or monetizing additional assets in order to meet its obligations. Management believes that the Company has access to capital resources, however, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets, or obtain new financing on commercially acceptable terms. If the Company is unable to support its operations and obligations, it may be required to curtail its operations, or delay the execution of its business plan. Alternatively, any efforts by the Company to reduce its expenses may adversely impact its ability to sustain revenue-generating activities or otherwise operate its business. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

Basis of Presentation. The unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, which included all disclosures required by generally accepted accounting principles in the United States (“U.S. GAAP”). In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company and the results of operations and cash flows for the interim periods presented. The results of operations for the period ended September 30, 2023 are not necessarily indicative of expected operating results for the full year or any future period.

Prior Period Reclassification. Certain prior year amounts in the consolidated statements of operations have been reclassified to conform to the current year presentation, including a reclassification of the fair value adjustment from contingent considerations. Net gain or loss from the fair value of contingent considerations was previously included in Other Expense, net, and is currently recorded in operating expenses on the consolidated statements of operations. This reclassification did not impact net loss or cash flows for the three months ended September 30, 2023 and 2022 or the Company’s financial position as of September 30, 2023 or June 30, 2023.

2. Significant Accounting Policies

Use of Estimates

Management uses estimates and assumptions relating to reporting amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for credit losses, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances, write-downs for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, the depreciable lives of long-lived assets, classification of warrants equity versus liability, and the valuation of warrants and derivative warrant liability. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

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

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the three months ended September 30, 2023.

An ownership change (generally a 50% change in equity ownership over a three-year period) could limit the Company’s ability to offset, post-change, U.S. federal taxable income. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. The Company believes that previous acquisitions, financing transactions, and equity ownership changes in the past five years have caused a limitation on its ability to use the pre-acquisition net operating loss carryovers. The ownership change scenario could result in increased future tax liability.

Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable payroll tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees after December 31, 2020 through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic.

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company will account for the ERC by analogy to International Accounting Standard ("IAS") 20, Accounting for Government Grants and Disclosure of Government Assistance. In accordance with IAS 20, when management determines reasonable assurance that the Company had substantially met all eligibility requirements of the ERC, the ERC benefit shall either be recorded as an offset against payroll costs or recognized as other income in the consolidated statement of operations (see Note – 9 Other Liabilities).

Recent Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

Debt—Debt with Conversion and Other Options. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)— “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The amendments in this update are effective for public entities that are smaller reporting companies, as defined by the Securities and Exchange Commission (”SEC”), for the fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted through a modified retrospective or full retrospective method. The Company will adopt the guidance on July 1, 2024 and does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

For a complete set of the Company’s significant accounting policies, refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Other than the application of IAS 20 for the Employee Retention Credit, there have been no significant changes to the Company’s significant accounting policies during the three months ended September 30, 2023.

3. Revenues from Contracts with Customers

Net product sales in the Rx Segment consist of sales of prescription pharmaceutical products, principally to a limited number of wholesale distributors and pharmacies in the United States. Rx product revenue is recognized at the point in time that control of the product transfers to the customer, which typically aligns with shipping terms (i.e., upon delivery), generally “free-on-board” destination when shipped domestically within the United States, and “free-on-board” shipping point when shipped internationally, consistent with contractual terms.

The Company generates Consumer Health Segment revenue from sales of various consumer health products through e-commerce platforms and direct-to-consumer marketing channels. Revenue is generally recognized “free-on-board” shipping point, consistent with contractual terms and aligning with the transfer of control of the products. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from customers are excluded from revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost, and are included in cost of sales.

Savings offers, rebates, and wholesaler chargebacks reflect the terms of underlying agreements, which may vary. Accordingly, actual amounts will depend on the mix of sales by product and contracting entity. Future returns may not follow historical trends. The Company’s periodic adjustments of its estimates are subject to time delays between the initial product sale, and the ultimate reporting and settlement of deductions. The Company continually monitors these provisions and does not believe variances between actual and estimated amounts have or will be material.

Revenues by Segment. Net revenue disaggregated by segment for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,
	2023	2022

	(In thousands)
Consolidated revenue:
Rx Segment	$17,817	$18,652
Consumer Health Segment	4,282	9,003
Total consolidated revenue	$22,099	$27,655

Revenues by Product Portfolio. Net revenue disaggregated by significant product portfolio in the Rx Segment for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended
	September 30,
	2023	2022

	(In thousands)
Rx Segment:
ADHD Portfolio	$15,128	$11,585
Pediatric Portfolio	2,565	6,558
Other	124	509
Total Rx Segment revenue	$17,817	$18,652

Other includes discontinued and deprioritized products in the Rx Segment. The Consumer Health Segment is comprised of one product portfolio, the Consumer Health Portfolio.

Revenues by Geographic location. The Company’s revenues are predominately within the United States, with insignificant sales in Canada.

4. Inventories

Inventories consist of raw materials, work in process and finished goods, and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred $0.1 million in inventory write-downs for each of the three months ended September 30, 2023 and 2022.

Inventory balances consist of the following:

	September 30,	June 30,
	2023	2023

	(In thousands)
Raw materials	$1,968	$1,301
Work in process	3,288	2,956
Finished goods	7,710	7,738
Inventories	$12,966	$11,995

5. Property and Equipment

Properties and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term.

Property and equipment consist of the following:

	September 30,	June 30,
	2023	2023

	(In thousands)
Manufacturing equipment	$2,433	$2,433
Leasehold improvements	999	999
Office equipment, furniture and other	1,125	1,125
Lab equipment	832	832
Assets under construction	323	107
Property and equipment, gross	5,712	5,496
Less accumulated depreciation and amortization	(3,990)	(3,681)
Property and equipment, net	$1,722	$1,815

Depreciation and amortization expense from property and equipment was $0.3 million for each of the three months ended September 30, 2023 and 2022.

6. Leases

The Company has entered into various operating lease agreements for certain of its offices, manufacturing facilities and equipment, and finance lease agreements for certain equipment. These leases have original lease periods expiring between fiscal years 2024 and 2029. Most leases include one or more options to renew, and the exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases also include options to purchase the leased property. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

In May 2023, the Company entered into a lease agreement to relocate its principal office. The space was made available to the Company in September 2023 (lease commencement) with an initial term of five and a half years. The Company recorded an operating lease right-of-use (“ROU”) asset of $0.7 million and a lease liability of $0.7 million at lease commencement. The ROU asset and lease liability were recorded at present value using an incremental borrowing rate of 10.3%. The Company had elected the practical expedient to not separate lease and non-lease components.

The components of lease expenses are as follows:

	Three Months Ended
	September 30,
	2023	2022	Statement of Operations Classification

	(In thousands)
Lease cost:
Operating lease cost	$360	$222	Operating expenses
Short-term lease cost	23	160	Operating expenses
Finance lease cost:
Amortization of leased assets	14	18	Cost of sales
Interest on lease liabilities	1	3	Other expense, net
Total net lease cost	$398	$403

Supplemental balance sheet information related to leases is as follows:

	September 30,	June 30,	Balance Sheet Classification
	2023	2023

	(In thousands)
Assets:
Operating lease assets *	$2,454	$2,054	Operating lease right-of-use asset
Finance lease assets	—	159	Property and equipment, net
Total leased assets	$2,454	$2,213
Liabilities:
Current:
Operating leases	$1,265	$1,258	Other current liabilities
Finance leases	62	85	Current portion of debt
Non-current
Operating leases	1,208	832	Other non-current liabilities
Total lease liabilities	$2,535	$2,175

* Includes $0.2 million from the Consumer Health Segment as of September 30, 2023 and June 30, 2023.

Remaining lease term and discount rate used are as follows:

	September 30,	June 30,
	2023	2023
Weighted-Average Remaining Lease Term (years)
Operating lease assets	2.65	1.72
Finance lease assets	0.62	0.87
Weighted-Average Discount Rate
Operating lease assets	8.60%	7.78%
Finance lease assets	6.54%	6.54%

Supplemental cash flow information related to lease is as follows:

	Three Months Ended
	September 30,
	2023	2022

	(In thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$360	$357
Operating cash flows from finance leases	$1	$3
Financing cash flows from finance leases	$23	$27

As of September 30, 2023, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance

	(In thousands)
2024 (remaining 9 months)	$1,035	$64
2025	937	—
2026	282	—
2027	241	—
2028	199	—
Thereafter	168	—
Total lease payments	2,862	64
Less: Imputed interest	(389)	(2)
Lease liabilities	$2,473	$62

7. Intangible Assets

The Company’s strategy is to continue building its portfolio of revenue-generating products by leveraging its commercial team’s expertise to build leading brands within large therapeutic markets.

The following table provides the summary of the Company’s intangible assets as of September 30, 2023 and June 30, 2023, respectively. Carrying amounts are net of any impairment charges from prior periods. An intangible asset with zero net carrying amount at the end of a reporting period is not presented in the table of a future reporting period.

	September 30, 2023
					Weighted-
				Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology rights	$42,176	$(11,683)	$—	$30,493	11.29
Acquired technology right	30,200	(4,498)	—	25,702	14.50
Acquired product distribution rights	6,207	(5,061)	—	1,146	0.75
Total	$78,583	$(21,242)	$—	$57,341	12.52

	June 30, 2023
					Weighted-
				Net	Average
	Carrying	Accumulated		Carrying	Remaining
	Amount	Amortization	Impairment	Amount	Life (in years)

	(In thousands)
Definite-lived intangibles:
Acquired product technology rights	$42,176	$(10,881)	$—	$31,295	11.49
Acquired technology right	30,200	(4,054)	—	26,146	14.75
Acquired product distribution rights	9,182	(4,678)	(2,975)	1,529	1.00
	81,558	(19,613)	(2,975)	58,970	12.67
Indefinite-lived intangibles:
Acquired in-process R&D	2,600	—	(2,600)	—	Indefinite-lived
	2,600	—	(2,600)	—
Total	$84,158	$(19,613)	$(5,575)	$58,970	12.67

The following table summarizes the estimated future amortization expense to be recognized over the next five fiscal years and periods thereafter:

September 30,
(In thousands)
2024 (remaining 9 months)	$4,889
2025	4,989
2026	4,989
2027	4,989
2028	4,988
Thereafter	32,497
Total future amortization expense	$57,341

Acquired Product Technology Rights

The acquired product technology rights are related to the rights to production, supply and distribution agreements of various products pursuant to the acquisitions of the Pediatric Portfolio in November 2019 and the Neos Acquisition in March 2021.

Karbinal ER. The Company acquired and assumed all rights and obligations pursuant to the Supply and Distribution Agreement, as Amended, with Tris Pharma, Inc. (“Tris”) for the exclusive rights to commercialize Karbinal ER in the United States (the “Tris Karbinal Agreement”). The Tris Karbinal Agreement’s initial term terminates in August of 2033, with an optional additional 20-year extension.

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

Acquired Product Distribution Rights (and customer list)

In connection with the Innovus Acquisition, the Company obtained 35 products with a combination of over 300 registered trademarks and/or patent rights and customer lists. The customer lists are fully amortized. As of June 30, 2023, the acquired product distribution rights included an impairment charge of $3.0 million due to the discontinuance of products in the Consumer Health Segment.

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

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.6 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively.

8. Accrued liabilities

Accrued liabilities consist of the following:

	September 30,	June 30,
	2023	2023

	(In thousands)
Accrued savings offers	$13,023	$15,739
Accrued program liabilities	9,994	11,012
Accrued employee compensation	5,374	5,675
Accrued customer and product related fees	4,691	6,579
Return reserve	5,137	5,777
Other accrued liabilities	2,511	2,017
Total accrued liabilities	$40,730	$46,799

Savings offers represent programs for the Company’s patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted.

Program liabilities include government and commercial rebates.

Accrued employee compensation includes sales commissions, vacation earned, and accrued payroll.

Customer and product related fees include accrued expenses and deductions for rebates, wholesaler chargebacks and fees, and other product-related fees and deductions such as royalties for Pediatric Portfolio products, accrued distributor fees, and Medicaid liabilities.

Other accrued liabilities consist of accrued license fees, legal settlements, professional fees, credit card liabilities, taxes payable, and samples expense; none of which individually represent greater than five percent of total liabilities.

9. Other Liabilities

	September 30,	June 30,
	2023	2023

	(In thousands)
Fixed payment arrangements	$9,380	$10,420
Operating lease liabilities	2,473	2,090
Employee retention credit	3,759	—
Other	1,484	1,555
Total other liabilities	17,096	14,065
Less: current portion	(8,990)	(7,090)
Total other liabilities, non-current	$8,106	$6,975

Fixed Payment Arrangements.

Fixed payment arrangements represent obligations to an investor assumed as part of the acquisition of products from Cerecor, Inc. in 2019, including fixed and variable payments. These obligations included fixed monthly payments equal to $0.1 million from November 2019 through January 2021, plus $15.0 million due in January 2021, of which $15.0 million was paid down early in May 2020. Monthly variable payments due to the same investor are equal to 15.0% of net revenue generated from a subset of the Pediatric Portfolio, subject to an aggregate monthly minimum of $0.1 million, except for January 2021, when a one-time payment of $0.2 million was due and paid. The variable payment obligation was to continue until the earlier of (i) aggregate variable payments of approximately $9.3 million have been made or (ii) February 12, 2026.

On June 21, 2021, the Company entered into a Waiver, Release and Consent pursuant to which the Company paid $2.8 million to the investor in partial satisfaction of the fixed obligation. The Company agreed to pay the remaining fixed obligation of $3.0 million in six equal quarterly payments of $0.5 million each over six quarters beginning September 30, 2021. The Company accounted for the Waiver, Release and Consent as a debt, and remeasured the related liabilities using a discounted cash flow model. This fixed payment arrangement was paid in full by January 2023.

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell the product in the United States. The initial term of the agreement was 20 years. The Company will pay Tris a royalty equal to 23.5% of net sales. The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of net revenues. As of September 30, 2023, the fixed payment arrangement balance was $1.8 million in other current liabilities, and $1.7 million in other non-current liabilities on the consolidated balance sheet.

On May 12, 2022, the Company entered into an agreement with Tris to terminate the Tuzistra XR License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $9.0 million, which reduced its total liability for minimum payments by approximately $8.0 million from the original License Agreement. As of September 30, 2023, the balance was $6.0 million in other current liabilities on the consolidated balance sheet.

Employee Retention Credit.

The Employee Retention Credit (“ERC”) in other non-current liabilities was a result of $3.8 million in proceeds the Company received from the ERC program during the quarter ended September 30, 2023. The ERC is a refundable payroll tax credit from the Coronavirus Aid, Relief, and Economic Security Act enacted by the U.S. government to provide certain relief from the COVID-19 pandemic. The refundable payroll tax credit shall be recognized in the consolidated statement of operations following any adjustments from its regulatory audit or upon further clarifications from the Internal Revenue Service (see Note 2 – Significant Accounting Policies). The associated vendor fee of $0.4 million was expensed as incurred in the quarter ended September 30, 2023.

Other.

Other consists of taxes payable and deferred cost related to the Company’s technology transfer.

10. Line of Credit

Upon closing of the Neos Acquisition in March 2021, the Company assumed obligations under the secured credit agreement that Neos had entered into with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”) as agent for the lenders (the “Eclipse Loan Agreement”). Under the Eclipse Loan Agreement, Eclipse extended up to $25.0 million in secured revolving loans to Neos (the “Revolving Loans”), of which up to $2.5 million was available for short-term swingline loans against 85% of eligible accounts receivable. The Revolving Loans thereunder, accrued at variable interest through maturity at the one-month Secure Overnight Financing Rate (“SOFR”), plus 4.50%. The Eclipse Loan Agreement included an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears. The original maturity date under the Eclipse Loan Agreement was May 11, 2022.

In connection with the Avenue Capital Agreement, described in Note 11— Long-term Debt, the Company entered into a Consent, Waiver and Second Amendment to Eclipse Loan Agreement, dated as of January 26, 2022 (together, the “Eclipse Second Amendment”). Pursuant to the Eclipse Second Amendment, Eclipse (i) consented to Aytu and certain of its subsidiaries joining as obligors to the Revolving Loans provided by the Eclipse Loan Agreement, (ii) consented to the Company entering into the Avenue Capital Agreement, (iii) extended the maturity date of the Eclipse

Loan Agreement to January 26, 2025, (iv) removed the requirement for the Company to comply with the ongoing fixed charge coverage ratio financial covenant applicable to the borrowers under the Eclipse Loan Agreement, (v) consented to the first priority lien granted by Aytu in favor of the Avenue Capital Agent, (vi) reduced the maximum availability under the Revolving Loans from $25.0 million to $12.5 million minus a $3.5 million availability block, (vii) increased the availability block from $1.0 million to $3.5 million, (viii) consented to the full repayment under the Deerfield Facility, defined below, and (ix) made certain other modifications to conform to the Avenue Capital Agreement and to reflect the consummation of the transactions thereof, in each case subject to the terms and conditions of the Eclipse Second Amendment.

On March 24, 2023, the Company and certain of its subsidiaries entered into an Amendment No. 4 (the “Eclipse Fourth Amendment”) to the Eclipse Loan Agreement. The Eclipse Fourth Amendment, among other things, provided for an aggregate increase of $2.0 million to Eclipse commitment to make revolving loans from time to time under the Eclipse Loan Agreement, and increased the maximum amount available under the revolving credit facility provided under the Eclipse Loan Agreement to $14.5 million. The ability to make borrowings and obtain advances of revolving loans under the Eclipse Loan Agreement remains subject to a borrowing base and reserve, and availability blockage requirements.

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

The Eclipse Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2023, the Company was in compliance with the covenants under the Eclipse Loan Agreement, as amended.

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

Total interest expense on the Revolving Loans, including amortization of deferred financing costs, was $27,000 and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and June 30, 2023, the outstanding Revolving Loans under the Eclipse Loan Agreement, as amended, were $1.2 million and $1.6 million, respectively.

11. Long-term Debt

Avenue Capital Loan.

On January 26, 2022 (“Closing Date”), the Company entered into a Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund, L.P. (“Avenue”) and Avenue Venture Opportunities Fund II, L.P. (Avenue 2”) as lenders (the “Avenue Capital Lenders”), and Avenue Capital Management II, L.P. as administrative agent (the “Avenue Capital Agent”, and collectively with the Avenue Capital Lenders, “Avenue

Capital”), pursuant to which the Avenue Capital Lenders provided the Company and certain of its subsidiaries with a secured $15.0 million loan. The interest rate on the loan is the greater of the prime rate and 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used to repay the Deerfield Facility.

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

In connection with the Eclipse Fourth Amendment, on March 24, 2023, Avenue and the Company entered into a First Amendment (the “Avenue Amendment”) to the Avenue Capital Agreement. The Avenue Amendment, among other things, permitted the increase in revolving loan commitment provided by the Eclipse Lender under the Eclipse Facility.

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

The Avenue Capital Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of the Avenue Capital Lenders. A failure to comply with these covenants could permit the Avenue Capital Lenders to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2023, the Company was in compliance with the covenants under the Avenue Capital Agreement.

On January 26, 2022 (“Issuance Date”), as consideration for entering into the Avenue Capital Agreement, the Company issued warrants to the Avenue Capital Lenders to purchase shares of common stock at an exercise price equal to $24.20 per share (the “Avenue Capital Warrants”). The Avenue Capital Warrants provided that in the event the Company were to engage in an equity offering at a price lower than $24.20 prior to June 30, 2022, the exercise price would be adjusted to the effective price of such equity offering, and the number of shares of common stock to be issued under the Avenue Capital Warrants would be adjusted as set forth in the agreement. The Avenue Capital Warrants are immediately exercisable and expire on January 31, 2027. The Company accounted for the Avenue Capital Warrants as a liability as the number of warrants was not fixed at the Issuance Date. The fair value of the Avenue Capital Warrants at issuance was approximately $0.6 million.

On March 7, 2022, the Company closed on an equity offering of shares of common stock and warrants at an offering price of $25.00 per share. As this offering precluded the Company from pursuing any equity financing prior to

July 7, 2022, and the effective price of the March 7, 2022 offering was more than the exercise price of the Avenue Capital Warrants, the number of shares of common stock issuable upon exercise of the Avenue Capital Warrants were set to 43,388 at an exercise price of $24.20.

On October 25, 2022, the Company entered into an agreement with Avenue to extend the interest-only period of its existing senior secure loan facility held with Avenue. The amendment to the original loan agreement, which was executed in January 2022, extends the interest-only period to January of 2024. In exchange for this extension of the interest-only period, the Company and Avenue agreed to reset the exercise price of the warrants issued in conjunction with the original loan agreement to $8.60, corresponding to the warrant exercise price associated with the Company’s August 2022 equity financing.

On June 13, 2023, in conjunction with the Securities Purchase Agreement described in Note 16 – Warrants, the interest-only period of the Avenue Capital Agreement was extended further, to January 26, 2025, upon the achievement of both the revenue-based milestone and equity raise-based milestone stipulated in the Avenue Capital Agreement.

In addition to the debt discount discussed above, the Company incurred $0.4 million in loan origination, legal and other fees. The debt discount and issuance costs are being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 19.6%. Total interest expense, including debt discount amortization, was $0.7 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively.

Long-term debt consists of the following:

September 30,
2023
(In thousands)
Long-term debt, due on January 26, 2025	$15,000
Long-term, final payment fee	638
Unamortized discount and issuance costs	(796)
Financing leases, maturing through May 2024	62
Total debt	14,904
Less: current portion	(62)
Non-current portion of debt	$14,842

Future principal payments of long-term debt, including financing leases, are as follows:

September 30,
(In thousands)
2024	$62
2025	15,638
Future principal payments	15,700
Less unamortized discount and issuance costs	(796)
Less current portion	(62)
Non-current portion of debt	$14,842

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities, fixed payment arrangements, and short-term and long-term debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Short-term and long-term debt are reported at their amortized costs on our consolidated balance sheets. The remaining financial instruments and derivative warrant liabilities are reported on our consolidated balance sheets at amounts that approximate current fair values. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2, and Level 3 in the periods presented.

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and June 30, 2023, by level within the fair value hierarchy.

		Fair Value Measurements at September 30, 2023
	Fair Value at September 30,
	2023	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Liabilities:
Derivative warrant liabilities	12,310	—	—	12,310
Total	$12,310	$—	$—	$12,310

		Fair Value Measurements at June 30, 2023
	Fair Value at June 30,
	2023	(Level 1)	(Level 2)	(Level 3)

	(In thousands)
Liabilities:
Derivative warrant liabilities	6,403	—	—	6,403
Total	$6,403	$—	$—	$6,403

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the three months ended September 30, 2023.

Derivative
Warrant Liabilities
(In thousands)
Balance as of June 30, 2023	$6,403
Included in earnings	5,907
Balance as of September 30, 2023	$12,310

Significant Assumptions

The following table presents the valuation methodologies and key assumptions used for the marked to market fair value measurements of derivative warrant liabilities as of September 30, 2023.

	June 2023 Warrants	Warrants
	Tranche A & B	Other *
Valuation methodology	Monte Carlo Simulation
	& Black-Scholes	Black-Scholes
Equivalent term (years)	4.69	3.34-3.94
Expected volatility	93.32%	93.32%
Risk-free rate	4.63%	4.70-4.78%
Dividend yield	0.00%	0.00%

* Includes August 2022 Warrants, March 2022 Warrants, and Avenue Capital Warrants.

The Black-Scholes option pricing model is used to value all warrants with significant Level 3 inputs. The Monte Carlo Simulation is used to simulate the exit price and EBITDA forecast; average warrant value per share is from 100,000 Monte Carlo simulations. The Monte Carlo is based on significant inputs including financial projections provided by the Company’s management used primarily to forecast future results not observable in the market, and thus, represents a Level 3 measure.

13. Commitments and Contingencies

Pediatric Portfolio Fixed Payments and Product Milestone

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

Rumpus Earn Out Payments

On April 12, 2021, the Company acquired substantially all of the assets of Rumpus, pursuant to which the Company acquired certain rights and other assets, including key commercial global licenses with Denovo Biopharma LLC (“Denovo”) and Johns Hopkins University (“JHU”), relating to AR101. Upon the achievement of certain regulatory and commercial milestones, up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option, are payable to Rumpus. Under the license agreement with Denovo, the Company made a payment of $0.6 million for a license fee in April 2022. In addition, upon the achievement of regulatory and commercial milestones, the Company may be required to pay up to $101.7 million and escalating royalties based on net product sales ranging in percentage from the low teens to the high teens. Finally, under the license agreement with Johns Hopkins, the Company assumed the responsibility for royalties of 3.0% of net product sales, with a minimum of $20,000 per year, and upon the achievement of certain regulatory and commercial milestones, up to $1.6 million. In October 2022, the Company announced the indefinite suspension of its development of AR101.

Product Contingent Liability

In February 2015, Innovus acquired Novalere, which included the rights associated with distributing FlutiCare. As part of the Merger, Innovus is obligated to make five additional payments of $0.5 million when certain levels of

FlutiCare sales are achieved. In fiscal year 2023, the manufacturer associated with this contingent liability filed for bankruptcy. There were no payments required in fiscal 2023, and we expect no payments to be made to Novalere.

Legal Matters

Witmer Class-Action Securities Litigation. A shareholder derivative suit was filed on September 12, 2022 in the Delaware Chancery Court by Paul Witmer, derivatively and on behalf of all Aytu stockholders, against Armistice Capital, LLC, Armistice Capital Master Fund, Ltd., Steve Boyd (Armistice’s Chief Investment Officer and Managing Partner, and a former director of Aytu), and certain other current and former directors of Aytu, Joshua Disbrow, Gary Cantrell, John Donofrio, Jr., Michael Macaluso, Carl Dockery and Ketan B. Mehta. Plaintiff amended the complaint on April 5, 2023. The Amended Complaint dropped Mr. Macaluso as a defendant and alleges that (i) Armistice facilitated the sale of assets of Cerecor in 2019 and Innovus in 2020 to Aytu in exchange for convertible securities which it subsequently converted and sold at a profit on the open market; (ii) the Armistice defendants breached their fiduciary duties, were unjustly enrichment and wasted corporate assets in connection with these acquisitions; (iii) the Armistice defendants breached their fiduciary duties by engaging in insider trading; and (iv) the other directors breached their fiduciary duties, and aided and abetted the Armistice defendants’ breaches of fiduciary duties, in connection with these acquisitions. The Amended Complaint seeks unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees. While the Company believes that this lawsuit is without merit and has vigorously defended against it, the Company has agreed to settle the matter, as against it and the director defendants other than Mr. Boyd, for various corporate governance modifications and the payment of plaintiff’s attorneys’ fees. That settlement is subject to court approval, the hearing on which has not yet been scheduled.

Sabby Litigation. A complaint was filed on February 22, 2023 in the Supreme Court of the State of New York by Sabby Volatility Warrant Master Fund Ltd (“Sabby”) and Walleye Opportunities Master Fund Ltd (“Walleye”), holders of certain warrants to purchase common stock, against the Company. The complaint alleges that the Company improperly adjusted the exercise price of the warrants and miscalculated the number of shares the warrant holders may receive, and that the Company failed to provide prompt notice to the warrant holders of such adjustment. The complaint seeks a declaratory judgment of the warrant share calculation, that 575,000 warrant shares be due to Sabby on exercise of its warrants rather than 312,908 shares, and that 100,000 warrant shares be due to Walleye on exercise of its warrants rather than 54,146 shares. In October 2023, the Company entered into a settlement agreement and general release with Sabby and Walleye.

Stein Litigation. Cielo Stein (“Stein”), a former sales specialist, filed a complaint on February 1, 2023 in Jefferson County Circuit Court in Kentucky against the Company and its wholly-owned subsidiary Neos Therapeutics. The complaint alleges that Aytu retaliated against Stein in violation of the Kentucky Civil Rights Act after she opposed what she contends was unwelcome behavior by her supervisor. The complaint also alleges that the Company’s response to Stein’s subsequent complaint to human resources was inadequate. The complaint seeks an award of unspecified compensatory damages, emotional-distress damages, and attorneys’ fees and costs. The Company removed the lawsuit to the United States District Court for the Western District of Kentucky and filed a motion to dismiss the complaint, which is pending. Due to the early stage of litigation, and while the Company believes that this lawsuit is without merit, the Company is not able to predict at this time whether this proceeding will have a material impact on its financial condition or results of operations, and intend to vigorously defend this case in the event it is not dismissed.

14. Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of September 30, 2023 and June 30, 2023, the Company had 5,530,235 and 5,517,174 shares of common stock outstanding, respectively, and zero preferred shares outstanding, respectively.

Included in the common stock outstanding are 46,656 shares of unvested restricted stock issued to executives, directors and employees.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance, and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). On June 4, 2021, the Company entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the fiscal year ended June 30, 2023, the Company issued 699,929 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $2.9 million. The 2020 Shelf expired in June 2023.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of September 30, 2023, approximately $82.4 million remained available under the 2021 Shelf. This availability is subject to SEC 1.B.6 limitation to the Form S-3.

On August 11, 2022, the Company closed on an underwritten public offering (the “August 2022 Offering”) utilizing the 2021 Shelf, pursuant to which it sold an aggregate of (i) 1,075,290 shares of its common stock, (ii) and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 87,500 shares of its common stock, and (iii) accompanying warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, with one common warrant to purchase one share of common stock for each share of common stock or each pre-funded warrant sold. The combined public offering price for each share of common stock and accompanying common warrant was $8.60, and the combined offering price for each pre-funded warrant and accompanying common warrant was $8.58, which equated to the public offering price per share of the common stock and accompanying common warrant, less the $0.001 per share exercise price of each pre-funded warrant. The pre-funded warrants were exercised in full in August 2022. The common warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The Company raised $10.0 million in gross proceeds through the August 2022 Offering before underwriting fees and other expenses of $0.9 million. The pre-funded and common warrants have a combined fair value of approximately $6.0 million at issuance and are classified as derivative warrant liabilities, with the offset in additional paid in capital in stockholders’ equity in the Company’s consolidated financial statements (See Note 16 – Warrants).

On June 8, 2023, using a placement agency, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold an aggregate of (i) 1,743,695 shares of the Company’s common stock, (ii) pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock (the “Pre-Funded Warrants”), (iii) accompanying Tranche A Warrants to purchase 2,173,912 shares of common stock, (iv) and accompanying Tranche B Warrants to purchase 2,173,912 shares of common stock in a best-efforts offering (the Tranche B Warrants together with the Tranche A Warrants, the “Common Warrants”). The Common Warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the Pre-Funded Warrant (the “Exchange Warrants”). Each Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants are immediately exercisable at a price of $1.59 per share (or $1.5899 per Exchange Warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance, and (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. The Tranche B Warrants will expire upon the earlier of (x) five years after the date of issuance, and (y) 30 days following the Company’s achievement of consolidated trailing twelve-month adjusted EBITDA (as defined in the Securities Purchase Agreement) of $12 million. The Company raised $4.0 million in gross proceeds and net proceeds were approximately $3.4 million after deducting offering expenses. The warrants have a combined fair value of approximately $5.0 million at issuance and are classified as derivative warrant liabilities. The resulting offset is recorded in other expense along with the issuance costs of $0.6 million in the consolidated financial statement of operations (See Note 16 – Warrants).

15. Equity Incentive Plans

2023 Equity Incentive Plan. On May 18, 2023, the Company’s stockholders approved the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). Prior to the Company’s adoption of the 2023 Equity Incentive Plan, the Company awarded equity incentive grants to its directors and employees under the Aytu BioScience, Inc. 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”) and the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the “Neos 2015 Plan”, and collectively with the Aytu 2015 Plan, the “2015 Plans”). For the 2023 Equity Incentive Plan, the stockholders approved (a) 200,000 new shares, (b) 87,129 shares available for grant under the 2015 Plans be “rolled over” to the 2023 Equity Incentive Plan and (c) any shares that are returned to the company under the 2015 Plans be added to the 2023 Equity Incentive Plan. With the approval of the 2023 Equity Incentive Plan, no additional awards will be granted under the 2015 Plans. All outstanding awards previously granted under previous stock incentive plans will remain outstanding and subject to the terms of the plans. Stock options granted under the 2023 Equity Incentive Plan have contractual terms of 10 years or less from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards and restricted stock units have a vesting period of 3 to 4 years. As of September 30, 2023 the Company had 165,667 shares that are available for grant under the 2023 Equity Incentive Plan.

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

Neos 2015 Plan. Pursuant to the Neos Merger, the Company assumed 3,486 stock options and 1,786 restricted stock units previously granted under the Neos 2015 Plan. Accordingly, on April 19, 2021, the Company registered 5,272 shares of its common stock under the Neos 2015 Plan with the SEC. The terms and conditions of the assumed equity securities remained the same as they were previously under the Neos 2015 Plan. The Company allocated costs of the replacement awards attributable to pre- and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2023	52,762	$18.37	9.06
Granted	112,000	1.73
Forfeited/Cancelled	(2,045)	4.78
Expired	(34)	158.09
Outstanding at September 30, 2023	162,683	$6.91	9.55

Exercisable at September 30, 2023	3,019	$227.16	5.97

During the three months ended September 30, 2023, 112,000 stock options were granted. The weighted-average grant date fair value of options granted during the three months ended September 30, 2023 was $1.73. As of September 30, 2023, there was $0.3 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

Restricted stock activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2023	38,075	$142.20
Granted	12,500	1.77
Vested	(6,424)	137.95
Unvested at September 30, 2023	44,151	$103.06

As of September 30, 2023, there was $2.8 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.8 years.

As of September 30, 2023, there was $0.3 million total unrecognized costs related to non-vested restricted stock outside of the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years. As of September 30, 2023, 2,505 shares of restricted stock remain unvested.

Restricted Stock Units

Restricted stock units (RSUs) activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2023	4,963	$25.62
Vested	(561)	24.28
Forfeited	(939)	31.60
Unvested at September 30, 2023	3,463	$24.21

As of September 30, 2023, there was $0.1 million total unrecognized compensation costs related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.4 years.

Stock-based compensation expense related to the fair value of stock options, restricted stock, and RSUs was included in the consolidated statements of operations as set forth in the below table:

	Three Months Ended
	September 30,
	2023	2022

	(in thousands)
Cost of sales	$—	$5
Research and development	1	9
Selling and marketing	—	3
General and Administrative	929	1,160
Total stock-based compensation expense	$930	$1,177

16. Warrants

Liability Classified Warrants

On June 8, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of (i) 1,743,695 shares of the Company’s common stock, (ii) pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock, (iii) accompanying Tranche A Warrants to purchase 2,173,912 shares of common stock, (iv) and accompanying Tranche B Warrants to purchase 2,173,912 shares of common stock in a best-efforts offering. The Tranche A Warrants and Tranche B Warrants may be exercised for either shares of common stock or pre-funded exchange warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Tranche A Warrants and Tranche B Warrants are immediately exercisable at a price of $1.59 per share (or $1.5899 per pre-funded exchange warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance, and (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. The Tranche B Warrants will expire upon the earlier of (x) five years after the date of issuance, and (y) 30 days following the Company’s achievement of consolidated trailing twelve-month adjusted EBITDA (as defined in the Securities Purchase Agreement) of $12 million (see Note 14 – Capital Structure).

On August 11, 2022, the Company closed an offering (the “August 2022 Offering”), pursuant to which, the Company issued pre-funded warrants to purchase 87,500 shares of its common stock and common warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, which one common warrant to purchase one share of common stock for each share of common stock or each pre-funded warrant was sold. The pre-funded warrants had an exercise price of $0.02 per share of common stock and were exercised in full in August 2022. The common warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The common warrants provide that if there occurs any a stock split, stock dividend stock recapitalization, or similar event (a “Stock Combination Event”), then the warrant exercise price will be adjusted to the greater of the quotient determined by dividing (x) the sum of the VWAP of the common stock for each of the five lowest trading days during the 20 consecutive trading day period ending immediately preceding the 16th trading day after such Stock Combination Event, divided by (y) five; or $2.32, and the number of shares of common stock to be issued would be adjusted proportionately as set forth in the agreement limited to a maximum of 2,325,581 shares. The common warrants also provide that in the event the Company were to engage in an equity offering at a common stock price lower than the warrant exercise price prior to the second anniversary of a Stock Combination Event, the exercise price would be adjusted to the greater of the effective price of such equity offering or $2.32 (see Note 14 – Capital Structure).

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

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2023	6,538,052	$4.42	4.71
Outstanding September 30, 2023	6,538,052	$4.42	4.46

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

	September 30,
	2023	2022
Warrants to purchase common stock - liability classified	6,498,980	1,642,235
Warrant to purchase common stock - equity classified	39,072	56,486
Employee stock options	162,683	3,799
Employee unvested restricted stock	46,656	73,164
Employee unvested restricted stock units	3,463	8,500
Total	6,750,854	1,784,184

18. License Agreements

Healight

In April 2020, the Company entered into a licensing agreement with Cedars-Sinai Medical Center to secure worldwide rights to various potential esophageal and nasopharyngeal uses of Healight, an investigational medical device. The agreement with Cedars-Sinai granted the Company a license to all patent and development related technology rights for the intra-corporeal therapeutic use of ultraviolet light in the field of endotracheal and nasopharyngeal applications. As a result of the focus on revenue growth of the Company’s commercial business, it terminated the licensing agreement with Cedars-Sinai Medical Center, effective May 9, 2023.

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

Shire

In July 2014, Neos entered into a Settlement Agreement and an associated License Agreement (the “2014 License Agreement”) with Shire LLC (“Shire”) for a non-exclusive license to certain patents for certain activities with respect to Neos’ New Drug Application (the “NDA”) No. 204326 for an extended-release orally disintegrating amphetamine polistirex tablet. In accordance with the terms of the 2014 License Agreement, following the receipt of the approval from the FDA for Adzenys XR-ODT, Neos paid an up-front, non-refundable license fee of an amount less than $1.0 million in February 2016. Neos paid a single digit royalty on net sales of Adzenys XR-ODT during the life of the patents. The settlement agreement expired May of 2023, with no further royalties owed from then forward.

In March 2017, Neos entered into a License Agreement (the “2017 License Agreement”) with Shire, pursuant to which Shire granted Neos a non-exclusive license to certain patents owned by Shire for certain activities with respect to Neos’ NDA No. 204325 for an extended-release amphetamine oral suspension. In accordance with the terms of the 2017 License Agreement, following the receipt of the approval from the FDA for Adzenys ER, Neos paid an up-front, non-refundable license fee of an amount less than $1.0 million in October 2017. Neos was paying a single digit royalty on net sales of Adzenys ER during the life of the patents. Adzenys ER was discontinued as of September 30, 2021, with no further royalties owed.

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

Select financial information for these segments is as follows:

(In thousands)	Rx	Consumer Health	Consolidated

Three Months Ended September 30, 2023:

Product revenue, net	$17,817	$4,282	$22,099
Loss from operations	$(866)	$(638)	$(1,504)

Depreciation and amortization	$1,554	$387	$1,941
Stock based compensation	$725	$205	$930

Three Months Ended September 30, 2022:

Product revenue, net	$18,652	$9,003	$27,655
Loss from operations	$(993)	$(815)	$(1,808)

Depreciation and amortization	$1,574	$281	$1,855
Stock based compensation	$1,162	$15	$1,177

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with Aytu BioPharma, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2023, filed on October 12, 2023. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in Aytu’s Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on October 12, 2023, and in Item 1A of this Form 10-Q.

Objective

The purpose of the Management Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three months ended September 30, 2023, and our financial condition as of September 30, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes.

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

We have incurred significant losses in each year since inception. Our net losses were $8.1 million for the three months ended September 30, 2023. As of September 30, 2023, and June 30, 2023, we had accumulated deficits of $312.2 million and $304.1 million, respectively. We expect to continue to incur significant expenses in connection with our ongoing activities, including the ongoing integration of our acquisitions. As of September 30, 2023, and largely as a result of the January 2025 maturity of the Avenue Note, we did not have sufficient working capital to cover our cash needs to fund planned operations for the twelve months following the filing date of this Quarterly Report on Form 10-Q, which raises substantial doubt about our ability to continue as a going concern.

Company Strategy

In the first quarter of fiscal 2023, we announced that we will focus our efforts on accelerating the growth of our commercial business and achieving operating cash flows. To achieve these goals, we indefinitely suspended active development of our clinical development programs. The suspension of these programs is expected to save over $20 million in projected future study costs over the next three fiscal years.

In April 2020 we entered into a licensing agreement with Cedars-Sinai Medical Center (“Cedars-Sinai”) to secure worldwide rights to various potential esophageal and nasopharyngeal uses of Healight, an investigational medical device. The agreement with Cedars-Sinai grants us a license to all patent and development related technology rights for the intra-corporeal therapeutic use of ultraviolet light in the field of endotracheal and nasopharyngeal applications. In April 2023, we ceased all development of Healight and terminated the Healight license, effective May 9, 2023.

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

Business Environment

We have continued to experience significant inflationary pressure and have experienced supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor during fiscal 2023 and 2024. While we do not have sales or operations in Russia, Ukraine, or the Middle East, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government-imposed lockdowns, on demand conditions and our supply chain. We expect that inflationary pressures and supply chain disruptions could continue to be significant across the business throughout our fiscal 2024 year.

RESULTS OF OPERATIONS

Three months ended September 30, 2023 compared to the three months ended September 30, 2022.

	Three Months Ended
	September 30,
	2023	2022	Change

	(In thousands)

Product revenue, net	$22,099	$27,655	$(5,556)
Cost of sales	7,315	9,623	(2,308)
Gross profit	14,784	18,032	(3,248)

Operating expenses
Advertising and direct marketing	1,332	4,452	(3,120)
Other selling and marketing	6,090	5,650	440
General and administrative	6,956	7,322	(366)
Research and development	604	1,064	(460)
Amortization of intangible assets	1,306	1,197	109
Loss from contingent consideration	—	155	(155)
Total operating expenses	16,288	19,840	(3,552)
Loss from operations	(1,504)	(1,808)	304
Other (expense) income
Other expense, net	(709)	(1,084)	375
(Loss) gain on derivative warrant liabilities	(5,907)	2,191	(8,098)
Total other (expense) income	(6,616)	1,107	(7,723)
Loss before income tax	(8,120)	(701)	(7,419)
Income tax benefit	—	—	—
Net loss	$(8,120)	$(701)	$(7,419)

Product revenue, net

During the three months ended September 30, 2023, net product revenue decreased by $5.6 million, or 20% compared to the three months ended September 30, 2022. The decrease during the three months ended September 30, 2023 was primarily due to the decrease in revenue from the Consumer Health Portfolio and segment, with some of the decrease in revenue attributed to a decline in revenue from the Pediatric Portfolio in the Rx Segment. These declines were largely offset by increase in revenue from the ADHD Portfolio in the Rx Segment.

Gross margins

During the three months ended September 30, 2023, gross profit increased by 2% compared to the three months ended September 30, 2022. Gross margin percentage was 67% for the three months ended September 30, 2023, compared to 65% for the same period ended September 30, 2022. The improvements were primarily due to higher net revenues and cost saving efficiencies in the Pediatric Portfolio and a decline in the lower-margin Consumer Health business. Gross margin improvements in the ADHD Portfolio were due to efficiencies in production related to higher demand for those products.

Advertising and direct marketing

During the three months ended September 30, 2023, advertising and direct marketing expense decreased $3.1 million, or 70% compared to the same period ended September 30, 2022. Advertising and direct marketing expense include direct-to-consumer marketing, advertising, sales, and customer support and processing fees related to our Consumer Health Segment.

Other selling and marketing

During the three months ended September 30, 2023, other selling and marketing expense increased by $0.4 million, or 8%, compared to the same periods ended September 30, 2022. The increases were primarily driven by commission expense based on prescriptions generated by our sale force and commercial marketing program fees that increase as product sales increase.

General and administrative

During the three months ended September 30, 2023, general and administrative expense decreased by $0.4 million, or 5% compared to the same period ended September 30, 2022. The decrease is primarily a result of ongoing cost-cutting initiatives and operational improvements.

Research and development

During the three months ended September 30, 2023, research and development expense decreased by $0.5 million, or 43%, compared to the same period ended September 30, 2022. Our research and development costs were primarily associated with AR101 and to a lesser extent, the development of Healight and support for our commercialized products. In October 2022, we announced the suspension of the development of AR101 and Healight to focus on our commercial operations. As a result, research and development spending significantly declined. We expect our research and development expenses to decrease from current levels as a result of our focus on commercial operations.

Amortization of intangible assets

In the three months ended September 30, 2023, amortization expense of intangible assets, excluding amounts included in cost of sales, were consistent compared to the same period ended September 30, 2022.

Unrealized gain or loss from derivative warrant liabilities

The fair value of derivative warrant liabilities is calculated using either the Black-Scholes option model or the Monte Carlo simulation model and is revalued at each reporting period. For the three months ended September 30, 2023, unrealized loss from derivative warrant liabilities was $5.9 million due to an increase in derivative liability resulting from a higher underlying stock price as of reporting date, and an increase in volatility.

Other expense, net

In the three months ended September 30, 2023, other expense, net, decreased by $0.4 million, or 35% compared to the same period ended September 30, 2022, primarily due to $0.5 million in other income from insurance proceeds for damage of inventory. Other expense, net, includes interest expense, accretion from fixed payment arrangements, and other income.

Liquidity and Capital Resources

Sources of Liquidity

We have obligations related to our loan agreements, and in the form of contingent considerations related to our acquisitions, milestone payments for licensed products, and manufacturing purchase commitments.

We finance our operations through a combination of sales of our common stock and warrants, borrowings under our line of credit facility, and from cash generated from operations.

Shelf Registrations

On September 28, 2021, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of September 30, 2023, approximately $82.4 million remains available under the 2021 Shelf. This availability is subject to SEC 1.B.6 1limitations of Form S-3.

Eclipse Loan Agreement

The Eclipse Loan Agreement, as amended, provides us with up to $14.5 million in Revolving Loans, of which up to $2.5 million may be available for short-term swingline loans against 85% of eligible accounts receivable. The Revolving Loans bore interest at LIBOR, plus 4.50% through April 2022. Beginning in May 2022 through maturity, the Revolving Loans bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum Revolving Loans amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Eclipse Loan Agreement, as amended, is January 26, 2025.

Cash Flows

The following table shows cash flows for the three months ended September 30, 2023, and 2022:

	Three Months Ended September 30,
	2023	2022	Change

	(In thousands)
Net cash used in operating activities	$(211)	$(9,148)	$8,937
Net cash (used in) provided by investing activities	$(76)	$42	$(118)
Net cash (used in) provided by financing activities	$(2,734)	$13,557	$(16,291)

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including impairment, stock-based compensation expense, gain or loss on derivative warrant liabilities, depreciation, amortization and accretion, and other charges.

During the three months ended September 30, 2023, net cash used in operating activities totaled $0.2 million. The use of cash was primarily the result of the decrease in accrued liabilities, partially offset by funds from the Employee Retention Credit program recorded in other operating liabilities (see Note 9 – Other Liabilities). Additionally, these were partially offset by positive cash earnings (net loss offset by non-cash depreciation, amortization and accretion, derivative warrant liabilities adjustment, and stock compensation expense).

During the three months ended September 30, 2022, net cash used in operating activities totaled $9.1 million. The use of cash was primarily the result of the increase in accounts receivables, inventory and prepaid expenses, and the decrease in accrued liabilities. These were partially offset by positive cash earnings (net loss offset by non-cash depreciation, amortization and accretion, in addition to stock compensation expense).

Net Cash (Used in) Provided by Investing Activities

Net cash flows from investing activities were nominal during each of the three months ended September 30, 2023 and 2022.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $2.7 million during the three months ended September 30, 2023, was primarily from payments made to fixed payment arrangements.

Net cash provided by financing activities of $13.6 million during the three months ended September 30, 2022, was primarily from $9.1 million net proceeds from our August 2022 equity raise and the $4.3 million of additional net borrowing made under our short-term line of credit.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 – Commitments and Contingencies in the accompanying consolidated financial statements for further information.

On May 12, 2022, we entered into an agreement with Tris Pharma Inc. (“Tris”) to terminate the Tuzistra License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “Tuzistra License Agreement”). Pursuant to such termination, we agreed to pay Tris a total of $6 million to $9 million, which reduced our total liability for minimum payments by approximately $8 million from the original Tuzistra License Agreement. As of September 30, 2023, the total remaining liability for minimum payments was $6.0 million. Pursuant to the settlement agreement, if the Company does not make timely payments, it is required to pay interest on any outstanding balances at a rate equal to the greater of (i) 2.5% per month and (ii) the maximum interest rate permitted by applicable law.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments based on sales. As of September 30, 2023, up to $3.5 million of fixed and product milestone payments based on net sales remain.

In connection with our acquisition of the assets from Rumpus VEDS, LLC, Rumpus Therapeutics, LLC, Rumpus Vascular, LLC (collectively, “Rumpus”), and only if we resume and ultimately complete clinical development of AR101, we may be required to pay up to $67.5 million in regulatory and commercial-based earn-out payments to Rumpus, which are primarily paid against commercial milestone achievements. Under the licensing agreement with Denovo Biopharma LLC (“Denovo”), we made a payment of $0.6 million for a license fee in April 2022. In addition, upon the achievement of regulatory and commercial milestones, we may be required to pay up to $101.7 million. Under the licensing agreement with Johns Hopkins University (“JHU”), upon achievement of regulatory and commercial milestone, we may be required to pay up to $1.6 million to JHU. In fiscal 2022, two milestones payable to Rumpus were achieved totaling $4.0 million, which were paid in 109,447 shares of common stock and $2.6 million in cash. The Company also assumed the responsibility for royalties of 3.0% of net product sales, with a minimum of $20,000 per year, and upon the achievement of certain regulatory and commercial milestones, up to $1.6 million. With clinical development currently suspended, only if we resume and ultimately complete clinical development of AR101, are substantially all milestones payable to these parties.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP affects the amounts and disclosures in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no material changes to our Critical Accounting Policies and Estimates disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4. Controls and Procedures.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments with regards to warrants, and the valuation of inventory. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Previous Disclosure of Material Weakness in Internal Controls Over Financial Reporting

Warrants. As disclosed in our September 30, 2022 Form 10Q/A, we identified a material weakness in controls over the accounting for complex warrant issuances and the classification of these issued warrants. This material weakness resulted in the failure to prevent material adjustments in accounting for the warrants as equity classification when the warrants should have been classified as liabilities and marked to market each reporting period. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, other literature, and consultation with third-party experts, we did not classify the warrants correctly.

Inventory. In connection with the preparation of our financial statements for the period ended June 30, 2023 in our Form 10-K, we concluded that we had a material weakness in internal control over financial reporting related to our analysis for the accounting for valuation of our inventory. At fiscal year end, it was determined that the analysis of over/under absorbed manufacturing costs was not performed, which could have led to material misstatement of our financial statement. If not addressed, the deficiency could result in a material misstatement in the future. In response, we have incorporated the process for quantifying any over or under absorbed manufacturing costs, and having the appropriate level of management evaluate the analysis and materiality of any over or under absorption.

Remediation Plan

Our Audit Committee is conducting an internal investigation to identify and determine a plan to remediate the material weaknesses described above and to enhance our overall control environment. We will not consider the material weakness remediated until our enhanced control is operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes the implementation of controls over the process of reviewing significant and complex contracts and agreements, and the valuation of inventory.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2023 that have material effect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Witmer Class-Action Securities Litigation. A shareholder derivative suit was filed on September12, 2022 in the Delaware Chancery Court by Paul Witmer, derivatively and on behalf of all Aytu stockholders, against Armistice Capital, LLC, Armistice Capital Master Fund, Ltd., Steve Boyd (Armistice’s Chief Investment Officer and Managing Partner, and a former director of Aytu), and certain other current and former directors of Aytu, Joshua Disbrow, Gary Cantrell, John Donofrio, Jr., Michael Macaluso, Carl Dockery and Ketan B. Mehta. Plaintiff amended the complaint on April 5, 2023. The Amended Complaint drops Mr. Macaluso as a defendant and alleges that (i) Armistice facilitated the sale of assets of Cerecor in 2019 and Innovus in 2020 to Aytu in exchange for convertible securities which it subsequently converted and sold at a profit on the open market; (ii) the Armistice defendants breached their fiduciary duties, were unjustly enriched and wasted corporate assets in connection with these acquisitions; (iii) the Armistice defendants breached their fiduciary duties by engaging in as insider trading; and (iv) the other directors breached their fiduciary duties, and aided and abetted the Armistice defendants breaches of fiduciary duties, in connection with these acquisitions. The Amended Complaint seeks unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees. While we believe that this lawsuit is without merit and have vigorously defended against it, we have agreed to settle the matter, as against it and the director defendants other than Mr. Boyd, for various corporate governance modifications and the payment of plaintiff’s attorneys’ fees. That settlement is subject to court approval, the hearing on which has not yet been scheduled.

Sabby Litigation. A complaint was filed on February 22, 2023 in the Supreme Court of the State of New York by Sabby Volatility Warrant Master Fund Ltd (“Sabby”) and Walleye Opportunities Master Fund Ltd (“Walleye”), holders of certain warrants to purchase common stock, against the Company. The complaint alleges that the Company improperly adjusted the exercise price of the warrants and miscalculated the number of shares the warrant holders may receive, and that the Company failed to provide prompt notice to the warrant holders of such adjustment. The complaint seeks a declaratory judgment of the warrant share calculation, that 575,000 warrant shares be due to Sabby on exercise of its warrants rather than 312,908 shares, and that 100,000 warrant shares be due to Walleye on exercise of its warrants rather than 54,146 shares. In October 2023, we entered into a settlement agreement and general release with Sabby and Walleye.

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our fiscal year 2023 Annual Report on Form 10-K filed on October 12, 2023.

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

101

XBRL (extensible Business Reporting Language). The following materials from Aytu BioPharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows, and (v) the Consolidated Notes to the Financial Statements.

X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AYTU BIOPHARMA, INC.

Date: November 14, 2023	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer