Form 10-Q
period 2023-12-31
AYTU BIOPHARMA, INC
filed 2024-02-14
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No. 001-38247

AYTU BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	47-0883144
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7900 East Union Avenue, Suite 920, Denver, Colorado 80237	(720) 437-6580
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	AYTU	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of February 1, 2024, the registrant had 5,567,597 shares of common stock outstanding.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10‑Q (“Form 10-Q” or “this report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: our anticipated future cash position; the planned expanded commercialization of our products and the potential future commercialization of our product candidates; our anticipated future growth rates; anticipated sales increases; anticipated net revenue increases; amounts of certain future expenses and costs of goods sold; our plans to acquire additional assets or dispose of assets, anticipated increases or decreases to operating expenses, and selling, general, and administrative expenses; and future events under our current and potential future collaborations.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended June 30, 2023 (“2023 Form 10-K”), and in the reports we file with the U.S. Securities and Exchange Commission (“SEC”). These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

This Form 10-Q refers to trademarks, such as Aytu, Aytu BioPharma, Adzenys XR-ODT, Cotempla XR-ODT, Innovus Pharma, Neos, Neos Therapeutics, Poly-Vi-Flor, and Tri-Vi-Flor, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	June 30,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$19,529	$22,985
Accounts receivable, net	29,403	28,937
Inventories	13,001	11,995
Prepaid expenses	8,105	8,047
Other current assets	1,333	868
Total current assets	71,371	72,832
Non-current assets:
Property and equipment, net	1,127	1,815
Operating lease right-of-use assets	2,133	2,054
Intangible assets, net	55,711	58,970
Other non-current assets	907	792
Total non-current assets	59,878	63,631
Total assets	$131,249	$136,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,473	$13,478
Accrued liabilities	43,413	46,799
Short-term line of credit	1,026	1,563
Current portion of debt	39	85
Other current liabilities	9,236	7,090
Total current liabilities	64,187	69,015
Non-current liabilities:
Debt, net of current portion	14,978	14,713
Derivative warrant liabilities	12,887	6,403
Other non-current liabilities	6,344	6,975
Total non-current liabilities	34,209	28,091

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.0001; 200,000,000 shares authorized; 5,567,347 and 5,517,174 shares issued and outstanding, respectively	1	1
Additional paid-in capital	345,321	343,485
Accumulated deficit	(312,469)	(304,129)
Total stockholders’ equity	32,853	39,357
Total liabilities and stockholders’ equity	$131,249	$136,463

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Product revenue, net	$22,934	$26,279	$45,033	$53,934
Cost of sales	6,731	8,986	14,046	18,609
Gross profit	16,203	17,293	30,987	35,325

Operating expenses:
Selling and marketing	6,576	10,560	13,998	20,662
General and administrative	5,439	8,018	12,395	15,340
Research and development	524	1,710	1,128	2,774
Amortization of intangible assets	1,300	1,198	2,606	2,395
Impairment expense	—	2,600	—	2,600
Loss from contingent consideration	—	75	—	230
Total operating expenses	13,839	24,161	30,127	44,001
Income (loss) from operations	2,364	(6,868)	860	(8,676)
Other expense, net	(1,179)	(1,228)	(1,888)	(2,312)
(Loss) gain on derivative warrant liabilities	(577)	1,403	(6,484)	3,594
Income (loss) before income tax	608	(6,693)	(7,512)	(7,394)
Income tax expense	828	—	828	—
Net loss	$(220)	$(6,693)	$(8,340)	$(7,394)

Basic and diluted weighted-average common shares outstanding	5,517,670	3,110,304	5,499,951	2,817,979
Basic and diluted net loss per common share	$(0.04)	$(2.15)	$(1.52)	$(2.62)

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2023	5,517,174	$1	$343,485	$(304,129)	$39,357
Stock-based compensation expense	13,061	—	930	—	930
Net loss	—	—	—	(8,120)	(8,120)
Balances, September 30, 2023	5,530,235	$1	$344,415	$(312,249)	$32,167
Stock-based compensation expense	108	—	820	—	820
Issuance of common stock with exercise of warrants	37,004	—	86	—	86
Net loss	—	—	—	(220)	(220)
Balances, December 31, 2023	5,567,347	$1	$345,321	$(312,469)	$32,853

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2022	1,928,941	$—	$331,386	$(287,078)	$44,308
Stock-based compensation expense	(1,666)	—	1,177	—	1,177
Issuance of common stock, net of issuance cost	1,194,196	—	3,564	—	3,564
Net loss	—	—	—	(701)	(701)
Balances, September 30, 2022	3,121,471	$—	$336,127	$(287,779)	$48,348
Stock-based compensation expense	(19,228)	—	3,067	—	3,067
Issuance of common stock, net of issuance cost	280,902	—	1,095	—	1,095
Net loss	—	—	—	(6,693)	(6,693)
Balances, December 31, 2022	3,383,145	$—	$340,289	$(294,472)	$45,817

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,340)	$(7,394)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	4,409	4,507
Stock-based compensation expense	1,750	4,244
Loss (gain) on derivative warrant liabilities	6,484	(3,594)
Amortization of senior debt discount	302	315
Inventory write-down	133	82
Impairment expense	—	2,600
Loss from contingent consideration	—	230
Other noncash adjustments	(50)	(33)
Changes in operating assets and liabilities:
Accounts receivable, net	(466)	(3,834)
Inventories	(1,140)	(2,183)
Prepaid expenses and other current assets	(321)	(4,606)
Accounts payable	(3,032)	(838)
Accrued liabilities	(3,927)	(1,008)
Other operating assets and liabilities, net	3,852	(76)
Net cash used in operating activities	(346)	(11,588)

Cash flows from investing activities:
Contingent consideration payment	—	(5)
Other investing activities	(250)	42
Net cash (used in) provided by investing activities	(250)	37

Cash flows from financing activities:
Proceeds from issuance of stock and warrants	86	11,573
Net (payments made on) proceeds received from, short-term line of credit	(537)	3,616
Payment made to fixed payment arrangement	(2,204)	(2,433)
Payment of stock issuance costs	(160)	(1,000)
Payments made to borrowings	(45)	—
Other financing activities	—	(64)
Net cash (used in) provided by financing activities	(2,860)	11,692

Net change in cash and cash equivalents	(3,456)	141
Cash and cash equivalents at beginning of period	22,985	19,360
Cash and cash equivalents at end of period	$19,529	$19,501

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,170	$2,021
Cash paid for income taxes	$432	$—

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business, Financial Condition, Basis of Presentation

Aytu BioPharma, Inc. (“Aytu”, or the “Company”), is a pharmaceutical company focused on commercializing novel therapeutics. The Company operates through two business segments (i) the Rx Segment, consisting of prescription pharmaceutical products sold primarily through third party wholesalers and (ii) the Consumer Health Segment, which consists of various consumer healthcare products sold directly to consumers (the “Consumer Health Portfolio”). The Company was originally incorporated as Rosewind Corporation on August 9, 2002, in the State of Colorado and was re-incorporated as Aytu BioScience, Inc. in the state of Delaware on June 8, 2015. Following the acquisition of Neos Therapeutics, Inc. (“Neos”) in March 2021, (the “Neos Acquisition”) the Company changed its name to Aytu BioPharma, Inc.

On January 6, 2023, the Company effected a reverse stock split in which each common stockholder received one share of common stock for every twenty shares held (the “Reverse Stock Split”). All share and per share amounts in this quarterly report have been adjusted to reflect the effect of the Reverse Stock Split.

The Rx Segment primarily consists of two product portfolios. First the ADHD Portfolio, which consists of Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets and Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets for the treatment of attention deficit hyperactivity disorder (“ADHD”). Second the Pediatric Portfolio, which consists of Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, and Karbinal ER, an extended-release antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions.

The Consumer Health Segment consists of multiple consumer health products competing in large healthcare categories, including allergy, hair regrowth, diabetes support, digestive health, sexual and urological health and general wellness, commercialized through direct mail and e-commerce marketing channels. To date, the Consumer Health Segment has generated negative cash flows. In fiscal 2023, the Company announced it would wind down the Consumer Health Segment in fiscal 2024.

The Company’s strategy is to continue building its portfolio of revenue-generating prescription pharmaceutical products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets. As a result of focusing on building the portfolio of revenue-generating products and generating profitability, in fiscal 2023, the Company indefinitely suspended active development of its clinical development programs including AR101 (enzastaurin) and terminated the license agreements relating to Healight and NT0502 (N-desethyloxybutynin).

As of December 31, 2023, the Company had $19.5 million of cash and cash equivalents and $29.4 million of accounts receivable. The Company’s operations have historically consumed cash and may continue to consume cash in the future. The Company had a net loss of $0.2 million and $8.3 million during the three and six months ended December 31, 2023, respectively. The Company had an accumulated deficit of $312.5 million and $304.1 million as of December 31, 2023 and June 30, 2023, respectively. Cash used in operations was $0.4 million and $11.6 million during the six months ended December 31, 2023 and 2022, respectively.

In addition, the Company has non-operating liabilities that are scheduled to, or may become, current in the twelve months following the filing of this Form 10-Q, most notably the maturity of the $15 million Avenue Capital term note (the “Avenue Note”) as discussed further in Note 11 - Long-term Debt. The Company expects to refinance the Avenue Note, however, there are no assurances the Company will be able to refinance the Avenue Note. As a result of this, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to mitigate the conditions that raise substantial doubt about its ability to continue as a going concern are primarily focused on (i) improving cash flows from operations, (ii) winding down the Consumer Health Segment, (iii) refinancing its $15 million Avenue Note to extend its maturity date, and, (iv), if necessary, raising additional capital through public or private equity offerings, debt offerings, or monetizing additional assets in order to meet its obligations. Management believes that the Company has adequate access to capital resources. However, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets, or obtain new financing on commercially acceptable terms. If the Company is unable to support its operations and obligations, it may be required to curtail its operations, or delay the execution of its business plan. Alternatively, any efforts by the Company to reduce its expenses may adversely impact its ability to sustain revenue-generating activities or otherwise operate its business. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

Basis of Presentation. The unaudited consolidated financial statements contained in this Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the Company’s 2023 Form 10-K, which included all disclosures required by U.S. GAAP. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary for the fair statement of the financial position of the Company and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of  June 30, 2023, was derived from the audited annual financial statements but does not contain all of the footnote disclosure from the annual financial statements. The results of operations for the period ended December 31, 2023 are not necessarily indicative of expected operating results for the full year or any future period.

Prior Period Reclassification. Certain prior year amounts in the consolidated statements of operations have been reclassified to conform to the current year presentation, including a reclassification of the fair value adjustment from contingent consideration. Net gain or loss from the fair value of contingent consideration was previously included in other expense, net, and is currently recorded in operating expenses on the consolidated statements of operations. This reclassification did not impact net loss or cash flows for the three or six months ended December 31, 2023 and 2022 or the Company’s financial position as of December 31, 2023 or June 30, 2023.

Note 2 - Significant Accounting Policies

Use of Estimates

Management uses estimates and assumptions relating to reporting amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for credit losses, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances, write-downs for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, the depreciable lives of long-lived assets, classification of warrants equity versus liability, and the valuation of warrants and derivative warrant liability. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. Liability and equity classified warrants are valued using a Black-Scholes option model or Monte Carlo simulation model at issuance and for each reporting period when applicable.

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the three and six months ended December 31, 2023. The effective tax rate was 136.2% and negative 11.0% for the three and six months ended December 31, 2023, respectively, primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances. The effective tax rate was 0% for both the three and six months ended December 31, 2022, respectively, reflecting the full valuation allowance and no impact of Section 382 of the Internal Revenue Code.

An ownership change could limit the Company’s ability to offset, post-change, U.S. federal taxable income. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. Previous acquisitions, financing transactions, and equity ownership changes in the past five years have caused a significant limitation on the Company's ability to use the pre-acquisition net operating loss carryovers. The ownership changes could result in increased future tax liability and are a driver of the change from a zero percent effective tax rate.

Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable payroll tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees after December 31, 2020 through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic.

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company will account for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, when management determines reasonable assurance that the Company had substantially met all eligibility requirements of the ERC, the ERC benefit shall be recognized as other income in the consolidated statement of operations (see Note - 9 Other Liabilities).

Recently Adopted Accounting Pronouncements

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”) requiring the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide additional information about the expected credit losses on financial instruments and other commitments to extend credit. The standard was effective for interim and annual reporting periods beginning after December 15, 2019. However, in October 2019, the FASB approved deferral of the adoption date for smaller reporting companies for fiscal periods beginning after December 15, 2022. The effective dates for the amendments in ASU 2022-02 align with those of ASU 2016-13. The Company adopted ASU 2016-13 and ASU 2019-05 on July 1, 2023. The Company evaluated the impact of adoption of ASUs 2016-13, 2019-05, and 2022-02 and concluded that the application of the new standards did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Debt - Debt with Conversion and Other Options. In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)— Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The amendments in this update are effective for public entities that are smaller reporting companies, as defined by the SEC, for the fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted through a modified retrospective or full retrospective method. The Company will adopt the guidance on July 1, 2024 and does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

Segment Reporting - Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance should be applied retrospectively unless it is impracticable to do so. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. Early adoption is permitted, including in an interim period. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s consolidated financial statements and disclosures.

For a complete set of the Company’s significant accounting policies, refer to the Company's 2023 Form 10-K. Other than the application of IAS 20 for the ERC, there have been no significant changes to the Company’s significant accounting policies during the six months ended December 31, 2023.

Note 3 - Revenues from Contracts with Customers

Net product revenue in the Rx Segment consists of sales of prescription pharmaceutical products, principally to a limited number of wholesale distributors and pharmacies in the United States. Rx Segment net product revenue is recognized at the point in time that control of the product transfers to the customer, which typically aligns with shipping terms (i.e., upon delivery), generally “free-on-board” destination when shipped domestically within the United States, consistent with contractual terms.

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

Savings offers, rebates, and wholesaler chargebacks reflect the terms of underlying agreements, which may vary. Accordingly, actual amounts will depend on the mix of sales by product and contracting entity. Future returns may not follow historical trends. The Company’s periodic adjustments of its estimates are subject to time delays between the initial product sale, and the ultimate reporting and settlement of deductions. The Company continually monitors these provisions and does not believe variances between actual and estimated amounts have been or will be material.

Revenues by Segment. Net product revenue disaggregated by segment for the three and six months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(in thousands)
Consolidated net revenue:
Rx Segment	$18,748	$18,029	$36,565	$36,681
Consumer Health Segment	4,186	8,250	8,468	17,253
Total consolidated net revenue	$22,934	$26,279	$45,033	$53,934

Revenues by Product Portfolio. Net product revenue disaggregated by significant product portfolio in the Rx Segment for the three and six months ended December 31, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(in thousands)
Rx Segment net revenue:
ADHD Portfolio	$16,572	$11,120	$31,700	$22,705
Pediatric Portfolio	2,145	6,328	4,710	12,886
Other	31	581	155	1,090
Total Rx Segment net revenue	$18,748	$18,029	$36,565	$36,681

Other includes discontinued products in the Rx Segment. The Consumer Health Segment is comprised of one product portfolio, the Consumer Health Portfolio.

Revenues by Geographic location. The Company’s revenues are predominately within the United States, with insignificant sales internationally.

Note 4 - Inventories

Inventories consist of raw materials, work in process and finished goods, and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred inventory write-downs of $0.1 million and zero for each of the three months ended December 31, 2023 and 2022, respectfully, and $0.1 million for each of the six months ended December 31, 2023 and 2022.

Inventory balances consist of the following:

	December 31,	June 30,
	2023	2023
	(in thousands)
Raw materials	$1,654	$1,301
Work in process	2,674	2,956
Finished goods	8,673	7,738
Inventories	$13,001	$11,995

Note 5 - Property and Equipment

Properties and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term.

Property and equipment consist of the following:

	December 31,	June 30,
	2023	2023
	(in thousands)
Manufacturing equipment	$1,183	$2,433
Office equipment, furniture and other	1,146	1,125
Leasehold improvements	999	999
Lab equipment	832	832
Assets under construction	45	107
Property and equipment, gross	4,205	5,496
Less: accumulated depreciation and amortization	(3,078)	(3,681)
Property and equipment, net	$1,127	$1,815

Depreciation and amortization expense from property and equipment was $0.3 million and $0.4 million for the three months ended December 31, 2023 and 2022, respectfully, and $0.6 million and $0.7 million for the six months ended December 31, 2023 and 2022, respectively.

Note 6 - Leases

The Company has entered into various operating lease agreements for certain of its offices, manufacturing facilities and equipment, and finance lease agreements for certain equipment. These leases have original lease periods expiring between fiscal 2024 and fiscal 2029. Most leases include one or more options to renew, and the exercise of a lease renewal option typically occurs at the discretion of both parties. Certain leases also include options to purchase the leased property. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

In May 2023, the Company entered into a lease agreement to relocate its principal office. The space was made available to the Company in September 2023 (lease commencement) with an initial term of five and a half years. The Company recorded an operating lease right-of-use (“ROU”) asset of $0.7 million and a lease liability of $0.7 million at lease commencement. The ROU asset and lease liability were recorded at present value using an incremental borrowing rate of 10.3%. The Company utilized the practical expedient to not separate lease and non-lease components upon recognition.

The components of lease expenses are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$381	$359	$741	$716	Operating expenses
Short-term lease cost	21	19	44	44	Operating expenses
Finance lease cost:
Amortization of leased assets	15	19	29	37	Cost of sales
Interest on lease liabilities	1	2	2	5	Other expense, net
Total net lease cost	$418	$399	$816	$802

Supplemental balance sheet information related to leases is as follows:

	December 31,	June 30,
	2023	2023	Balance Sheet Classification
	(in thousands)
Assets:
Operating lease assets	$2,133	$2,054	Operating lease right-of-use assets
Finance lease assets	—	159	Property and equipment, net
Total lease assets	$2,133	$2,213
Liabilities:
Current:
Operating leases	$1,369	$1,258	Other current liabilities
Finance leases	39	85	Current portion of debt
Non-current:
Operating leases	845	832	Other non-current liabilities
Total lease liabilities	$2,253	$2,175

Remaining lease term and discount rate used are as follows:

	December 31,	June 30,
	2023	2023
Weighted-average remaining lease term (years):
Operating lease assets	2.62	1.72
Finance lease assets	0.37	0.87
Weighted-average discount rate:
Operating lease assets	8.85%	7.78%
Finance lease assets	6.54%	6.54%

Supplemental cash flow information related to lease is as follows:

	Six Months Ended
	December 31,
	2023	2022
	(in thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$697	$716
Operating cash flows from finance leases	$2	$5
Financing cash flows from finance leases	$46	$52

As of December 31, 2023, the maturities of the Company’s future minimum lease payments were as follows:

	Operating	Finance
	(in thousands)
2024 (remaining 6 months)	$735	$40
2025	938	—
2026	282	—
2027	241	—
2028	199	—
Thereafter	151	—
Total lease payments	2,546	40
Less: imputed interest	(332)	(1)
Lease liabilities	$2,214	$39

Note 7 - Intangible Assets

The following table provides the summary of the Company’s intangible assets as of December 31, 2023 and June 30, 2023, respectively. Carrying amounts are net of any impairment charges from prior periods. An intangible asset with zero net carrying amount at the end of a reporting period is not presented in the table of a future reporting period.

	December 31, 2023
				Weighted-
			Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life (in years)
	(in thousands)
Definite-lived intangibles:
Acquired product technology rights	$41,467	$(11,777)	$29,690	11.04
Acquired technology right	30,200	(4,943)	25,257	14.25
Acquired product distribution rights	6,207	(5,443)	764	0.50
Total intangible assets	$77,874	$(22,163)	$55,711	12.35

	June 30, 2023
				Weighted-
			Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life (in years)
	(in thousands)
Definite-lived intangibles:
Acquired product technology rights	$42,176	$(10,881)	$31,295	11.49
Acquired technology right	30,200	(4,054)	26,146	14.75
Acquired product distribution rights	6,207	(4,678)	1,529	1.00
Total intangible assets	$78,583	$(19,613)	$58,970	12.67

The following table summarizes the estimated future amortization expense to be recognized over the next five fiscal years and periods thereafter:

December 31,
(in thousands)
2024 (remaining 6 months)	$3,259
2025	4,989
2026	4,989
2027	4,989
2028	4,988
Thereafter	32,497
Total future amortization expense	$55,711

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

Acquired Technology Right

TRRP Technology. As part of the Neos Acquisition, the Company acquired Time Release Resin Particle (“TRRP”) proprietary technology, which is a proprietary drug delivery technology protected by the Company as a trade secret that allows the Company to modify the drug release characteristics of each of its respective products. The TRRP technology underlies the ADHD portfolio and can potentially be used in future product development initiatives as well.

Acquired Product Distribution Rights (and customer list)

In connection with the Innovus Acquisition, the Company obtained 35 products with a combination of over 300 registered trademarks and/or patent rights and customer lists. The customer lists are fully amortized. During the fourth quarter of fiscal 2023, the acquired product distribution rights incurred an impairment charge of $3.0 million due to the discontinuation of products in the Consumer Health Segment.

Acquired In-Process R&D

IPR&D – NT0502. As part of the Neos Acquisition, the Company acquired in-process research and development associated with NT0502, a new chemical entity being developed for the treatment of sialorrhea, which is excessive salivation or drooling. As this is an indefinite-lived intangible asset, this acquired asset remains an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If a product using this technology is eventually approved for commercial sale, at that time, the IPR&D will begin amortizing on a straight-line basis over the life of the product. During fiscal 2023, the Company terminated its development program of NT0502. As a result, the Company fully impaired the IPR&D of NT0502, recording impairment expense of $2.6 million to its Rx Segment during the three months ended December 31, 2022.

Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.6 million and $1.5 million for the three months ended December 31, 2023 and 2022, respectively, and $3.3 million and $3.0 million for the six months ended December 31, 2023 and 2022, respectively.

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	June 30,
	2023	2023
	(in thousands)
Accrued savings offers	$14,852	$15,739
Accrued program liabilities	11,841	11,012
Accrued customer and product related fees	5,699	6,579
Return reserve	5,129	5,777
Accrued employee compensation	3,362	5,675
Other accrued liabilities	2,530	2,017
Total accrued liabilities	$43,413	$46,799

Accrued savings offers represent programs for the Company’s patients covered under commercial payor plans in which the cost of a prescription to such patients is discounted. Accrued program liabilities include government and commercial rebates. Accrued employee compensation includes sales commissions, paid time off earned, accrued payroll and accrued bonus. Accrued customer and product related fees include accrued expenses and deductions for rebates, wholesaler chargebacks and fees, and other product-related fees and deductions such as royalties for Pediatric Portfolio products, accrued distributor fees, and Medicaid liabilities. The return reserve represents the Company’s accrual for estimated product returns. Other accrued liabilities consist of various other accruals, none of which individually or in the aggregate represent greater than five percent of total liabilities.

Note 9 - Other Liabilities

	December 31,	June 30,
	2023	2023
	(in thousands)
Fixed payment arrangements	$9,043	$10,420
Operating lease liabilities	2,214	2,090
Employee retention credit	3,759	—
Other	564	1,555
Total other liabilities	15,580	14,065
Less: current portion	(9,236)	(7,090)
Total other liabilities, non-current	$6,344	$6,975

Fixed Payment Arrangements

Fixed payment arrangements represent obligations to an investor assumed as part of the acquisition of products from Cerecor, Inc. in 2019, including fixed and variable payments.

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell the product in the United States. The initial term of the agreement was 20 years. The Company will pay Tris a royalty equal to 23.5% of net sales. The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of net revenues. As of December 31, 2023, the fixed payment arrangement balance was $1.8 million in other current liabilities, and $1.2 million in other non-current liabilities on the consolidated balance sheet.

On May 12, 2022, the Company entered into an agreement with Tris to terminate the Tuzistra XR License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $9.0 million, which reduced its total liability for minimum payments by approximately $8.0 million from the original License Agreement. As of December 31, 2023, the balance was $6.0 million in other current liabilities on the consolidated balance sheet.

Operating Lease Liabilities

The Company has entered into various operating lease agreements for certain of its offices, manufacturing facilities and equipment. Please refer to Note 6 - Leases for further detail.

Employee Retention Credit

The $3.8 million ERC accrual in other non-current liabilities as of December 31, 2023, represents the proceeds the Company received from the ERC program during the first quarter of fiscal 2024. The ERC is a refundable payroll tax credit from the CARES Act enacted by the U.S. government to provide certain relief from the COVID-19 pandemic. The refundable payroll tax credit shall be recognized in the consolidated statement of operations following any adjustments from its regulatory audit or upon further clarifications from the Internal Revenue Service (see Note 2 – Significant Accounting Policies). The associated vendor fee of $0.4 million was expensed as incurred in the first quarter of fiscal 2024.

Other

Other consists of taxes payable and deferred cost related to the Company’s technology transfer.

Note 10 - Line of Credit

The Company has entered into a secured credit agreement, as amended, with Eclipse Business Capital LLC (f/k/a Encina Business Credit, LLC) (“Eclipse”) as agent for the lenders (the “Eclipse Loan Agreement”). Under the Eclipse Loan Agreement, Eclipse extended up to $14.0 million, less a $3.5 million availability block, in secured revolving loans (the “Revolving Loans”), against 85% of eligible accounts receivable. The Revolving Loans thereunder, accrue at variable interest through maturity at the one-month Secure Overnight Financing Rate (“SOFR”), plus 4.50%. The Eclipse Loan Agreement includes an unused line fee of 0.50% of the average unused portion of the maximum revolving facility amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Eclipse Loan Agreement is January 26, 2025.

In the event that, for any reason, all or any portion of the Eclipse Loan Agreement is terminated prior to the scheduled maturity date, in addition to the payment of all outstanding principal and unpaid accrued interest, the Company is required to pay a fee equal to (i) 1.0% of the Revolving Loans commitment if such event occurs after January 26, 2023 but on or before January 26, 2024, and (ii) 0.5% of the Revolving Loans commitment if such event occurs after January 26, 2024 but on or before January 26, 2025. The Company may permanently terminate the Eclipse Loan Agreement at any time with at least five business days prior notice to Eclipse.

The Eclipse Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of December 31, 2023, the Company was in compliance with the covenants under the Eclipse Loan Agreement.

The Company’s obligations under the Eclipse Loan Agreement are secured by substantially all of the Company’s assets, with a first priority lien in favor of Eclipse on the ABL Priority Collateral, and a second priority lien in favor of Eclipse on the Term Loan Priority Collateral, as each is defined in the Replacement Term Loan Intercreditor Agreement, as defined in the Eclipse Loan Agreement.

Total interest expense on the Revolving Loans, including amortization of deferred financing costs, was $23.2 thousand and $176.7 thousand for the three months ended December 31, 2023 and 2022, respectively and $50.1 thousand and $274.0 thousand for the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and June 30, 2023, the outstanding Revolving Loans under the Eclipse Loan Agreement, as amended, were $1.0 million and $1.6 million, respectively.

Note 11 - Long-term Debt

Avenue Capital Loan

On January 26, 2022 (“Closing Date”), the Company entered into a Loan and Security Agreement (the “Avenue Capital Agreement”) with Avenue Venture Opportunities Fund, L.P. (“Avenue”) and Avenue Venture Opportunities Fund II, L.P. (Avenue 2”) as lenders (the “Avenue Capital Lenders”), and Avenue Capital Management II, L.P. as administrative agent (the “Avenue Capital Agent”, and collectively with the Avenue Capital Lenders, “Avenue Capital”), pursuant to which the Avenue Capital Lenders provided the Company and certain of its subsidiaries with a secured $15.0 million loan. The interest rate on the loan is the greater of the prime rate or 3.25%, plus 7.4%, payable monthly in arrears. The maturity date of the loan is January 26, 2025. The proceeds from the Avenue Capital Agreement were used to repay the senior secured term credit facility with Deerfield Private Design Fund III, L.P. and Deerfield Partners, L.P., which the Company assumed through the Neos Acquisition.

Pursuant to the Avenue Capital Agreement, the Company made interest only payments for the first 18 months following the Closing Date (“Interest-only Period”). In June 2023, the Company achieved certain defined milestones extending the Interest-Only Period through the maturity date.

In the event the Company prepays the outstanding principal prior to the maturity date, the Company will pay Avenue Capital a fee equal to (i) 2.0% of the loan if such event occurs after January 26, 2023 but on or before January 26, 2024, and (ii) 1.0% of the loan if such event occurs after January 26, 2024 but before January 26, 2025. In addition, upon the payment in full of the obligations, the Company shall pay to Avenue Capital a fee in the amount of $0.6 million (“Final Payment”). The Company accounted for the Final Payment as additional obligations on the debt, with the corresponding charge being recorded as debt discount.

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

The Avenue Capital Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of the Avenue Capital Lenders. A failure to comply with these covenants could permit the Avenue Capital Lenders to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of December 31, 2023, the Company was in compliance with the covenants under the Avenue Capital Agreement.

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

On March 7, 2022, the Company closed on an equity offering of shares of common stock and warrants at an offering price of $25.00 per share. As the Avenue Capital Agreement precluded the Company from pursuing any equity financing prior to July 7, 2022, and the effective price of the March 7, 2022 offering was more than the exercise price of the Avenue Capital Warrants, the number of shares of common stock issuable upon exercise of the Avenue Capital Warrants were set to 43,388 at an exercise price of $24.20.

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

In addition to the debt discount discussed above, the Company incurred $0.4 million in loan origination, legal and other fees. The debt discount and issuance costs are being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 19.6%. Total interest expense, including debt discount amortization, was $0.7 million for both the three months ended December 31, 2023 and 2022, and $1.5 million and $1.3 million for the six months ended December 31, 2023 and 2022, respectively.

Long-term debt consists of the following:

	December 31,	June 30,
	2023	2023
	(in thousands)
Long-term debt, due on January 26, 2025	$15,000	$15,000
Long-term, final payment fee	638	638
Unamortized discount and issuance costs	(660)	(925)
Financing leases, maturing through May 2024	39	85
Total debt	15,017	14,798
Less: current portion	(39)	(85)
Non-current portion of debt	$14,978	$14,713

Future principal payments of long-term debt, including financing leases, are as follows:

December 31,
(in thousands)
2024 (remaining 6 months)	$39
2025	15,638
Future principal payments	15,677
Less: unamortized discount and issuance costs	(660)
Less: current portion	(39)
Non-current portion of debt	$14,978

Note 12 - Fair Value Considerations

The Company determines the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, which establishes three levels of inputs that may be used to determine fair value as follows:

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities, fixed payment arrangements, and short-term and long-term debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Short-term and long-term debt are reported at their amortized costs on the unaudited consolidated balance sheets. The remaining financial instruments and derivative warrant liabilities are reported on the unaudited consolidated balance sheets at amounts that approximate current fair values. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2, and Level 3 in the periods presented.

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  December 31, 2023 and June 30, 2023, by level within the fair value hierarchy.

		Fair Value Measurements at December 31, 2023
	Fair Value at December 31,
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	12,887	—	—	12,887
Total	$12,887	$—	$—	$12,887

		Fair Value Measurements at June 30, 2023
	Fair Value at June 30,
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	6,403	—	—	6,403
Total	$6,403	$—	$—	$6,403

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the six months ended December 31, 2023.

Derivative
Warrant Liabilities
(in thousands)
Balance as of June 30, 2023	$6,403
Included in earnings	6,484
Balance as of December 31, 2023	$12,887

Significant Assumptions

The following table presents the valuation methodologies and key assumptions used for the marked to market fair value measurements of derivative warrant liabilities as of December 31, 2023.

	June 2023 Warrants	Warrants
	Tranche A & B	Other *
	Monte Carlo Simulation
	& Black-Scholes	Black-Scholes
Equivalent term (years)	4.44	3.09-3.69
Expected volatility	96.15%	96.15%
Risk-free rate	3.88%	3.95-4.01%
Dividend yield	0.00%	0.00%

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

Note 13 - Commitments and Contingencies

Pediatric Portfolio Fixed Payments and Product Milestone

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell Karbinal ER in the United States. The initial term of the agreement was 20 years. The Company will pay Tris a royalty equal to 23.5% of net sales.

The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make-whole payment of $30 for each unit under the 70,000‑unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net sales, the first of which is triggered at $40.0 million of product net revenues.

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

Legal Matters

Witmer Class-Action Securities Litigation. A stockholder derivative suit filed on September 12, 2022, in the Delaware Chancery Court by Paul Witmer, derivatively and on behalf of all Aytu stockholders, and later amended, against Armistice Capital, LLC, Armistice Capital Master Fund, Ltd., Steve Boyd (Armistice’s Chief Investment Officer and Managing Partner, and a former director of Aytu) (collectively “Armistice”), and certain other current and former directors of Aytu, Joshua Disbrow, Gary Cantrell, John Donofrio, Jr, Carl Dockery and Ketan B. Mehta. The amended complaint alleges that (i) Armistice facilitated the sale of assets of Cerecor, Inc., in 2019 and Innovus Pharmaceuticals, Inc., in 2020 to Aytu in exchange for convertible securities, which it subsequently converted and sold at a profit on the open market; (ii) the Armistice defendants breached their fiduciary duties, were unjustly enriched and wasted corporate assets in connection with these acquisitions; (iii) the Armistice defendants breached their fiduciary duties by engaging in insider trading; and (iv) the other directors breached their fiduciary duties, and aided and abetted the Armistice defendants’ breaches of fiduciary duties, in connection with these acquisitions. The amended complaint seeks unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees. While the Company believes that this lawsuit is without merit and has vigorously defended against it, the Company has agreed to settle the matter, as against it and the director defendants other than Mr. Boyd, for various corporate governance modifications and the payment of plaintiff’s attorneys’ fees. That settlement is subject to court approval, the hearing on which has not yet been scheduled.

Sabby Litigation. A complaint was filed on February 22, 2023, in the Supreme Court of the State of New York by Sabby Volatility Warrant Master Fund Ltd (“Sabby”) and Walleye Opportunities Master Fund Ltd (“Walleye”), holders of certain warrants to purchase common stock, against the Company. The complaint alleges that the Company improperly adjusted the exercise price of the warrants and miscalculated the number of shares the warrant holders may receive, and that the Company failed to provide prompt notice to the warrant holders of such adjustment. The complaint seeks a declaratory judgment of the warrant share calculation, that 575,000 warrant shares be due to Sabby on exercise of its warrants rather than 312,908 shares, and that 100,000 warrant shares be due to Walleye on exercise of its warrants rather than 54,146 shares. In October 2023, the Company entered into a settlement agreement and general release with Sabby and Walleye.

Stein Litigation. Cielo Stein (“Stein”), a former sales specialist, filed a complaint on February 1, 2023, in Jefferson County Circuit Court in Kentucky against the Company and its wholly owned subsidiary Neos Therapeutics. The complaint alleges that Aytu retaliated against Stein in violation of the Kentucky Civil Rights Act after she opposed what she contends was unwelcome behavior by her supervisor. The complaint also alleges that the Company’s response to Stein’s subsequent complaint to human resources was inadequate. The complaint seeks an award of unspecified compensatory damages, emotional-distress damages, and attorneys’ fees and costs. The Company removed the lawsuit to the United States District Court for the Western District of Kentucky and filed a motion to dismiss the complaint, which was denied. The case has been referred to a magistrate judge for, among other things, the entry of a scheduling order and to conduct a settlement conference. Due to the early stage of litigation, and while the Company believes that this lawsuit is without merit, the Company is not able to predict at this time whether this proceeding will have a material impact on its financial condition or results of operations and intend to vigorously defend this case in the event it is not dismissed.

Note 14 - Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. Included in the common stock outstanding are 40,017 shares of unvested restricted stock issued to executives, directors and employees.

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

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of December 31, 2023, approximately $82.4 million remained available under the 2021 Shelf. This availability is subject to SEC 1.B.6 limitation to the Form S-3.

On August 11, 2022, the Company closed on an underwritten public offering (the “August 2022 Offering”) utilizing the 2021 Shelf, pursuant to which it sold an aggregate of (i) 1,075,290 shares of its common stock, (ii) and, in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 87,500 shares of its common stock, and (iii) accompanying warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, with one common warrant to purchase one share of common stock for each share of common stock or each pre-funded warrant sold. The combined public offering price for each share of common stock and accompanying common warrant was $8.60, and the combined offering price for each pre-funded warrant and accompanying common warrant was $8.58, which equated to the public offering price per share of the common stock and accompanying common warrant, less the $0.02 per share exercise price of each pre-funded warrant. The pre-funded warrants were exercised in full in August 2022. The common warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The Company raised $10.0 million in gross proceeds through the August 2022 Offering before underwriting fees and other expenses of $0.9 million. The pre-funded and common warrants have a combined fair value of approximately $6.0 million at issuance and are classified as derivative warrant liabilities, with the offset in additional paid in capital in stockholders’ equity in the Company’s consolidated financial statements (See Note 16 – Warrants).

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

Note 15 - Equity Incentive Plans

2023 Equity Incentive Plan. On May 18, 2023, the Company’s stockholders approved the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). Prior to the Company’s adoption of the 2023 Equity Incentive Plan, the Company awarded equity incentive grants to its directors and employees under the Aytu BioScience, Inc. 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”) and the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the “Neos 2015 Plan”, and collectively with the Aytu 2015 Plan, the “2015 Plans”). For the 2023 Equity Incentive Plan, the stockholders approved (a) 200,000 new shares, (b) 87,129 shares available for grant under the 2015 Plans be “rolled over” to the 2023 Equity Incentive Plan and (c) any shares that are returned to the company under the 2015 Plans be added to the 2023 Equity Incentive Plan. With the approval of the 2023 Equity Incentive Plan, no additional awards will be granted under the 2015 Plans. All outstanding awards previously granted under previous stock incentive plans will remain outstanding and subject to the terms of the plans. Stock options granted under the 2023 Equity Incentive Plan have contractual terms of 10 years or less from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards and restricted stock units have a vesting period of 3 to 4 years. As of December 31, 2023, the Company had 179,732 shares that are available for grant under the 2023 Equity Incentive Plan.

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

Neos 2015 Plan. Pursuant to the Neos Merger, the Company assumed 3,486 stock options and 1,786 restricted stock units previously granted under the Neos 2015 Plan. Accordingly, on April 19, 2021, the Company registered 5,272 shares of its common stock under the Neos 2015 Plan with the SEC. The terms and conditions of the assumed equity securities remained the same as they were previously under the Neos 2015 Plan. The Company allocated costs of the replacement awards attributable to pre-combination and post-combination service periods. The pre-combination service costs were included in the considerations transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2023	52,762	$18.37	9.06
Granted	112,000	$1.73	9.61
Forfeited/cancelled	(15,060)	$2.94	—
Expired	(615)	$184.80	—
Outstanding at December 31, 2023	149,087	$6.43	9.17

Exercisable at December 31, 2023	20,470	$30.18	8.02

The weighted-average grant date fair value of options granted during the six months ended December 31, 2023 was $1.73. As of December 31, 2023, there was $0.4 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.85 years.

Restricted Stock

Restricted stock activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2023	38,075	$142.20
Granted	12,500	$1.77
Vested	(12,189)	$130.45
Forfeited/cancelled	(457)	$136.80
Unvested at December 31, 2023	37,929	$99.75

As of December 31, 2023, there was $2.0 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.9 years.

As of December 31, 2023, there was $0.3 million total unrecognized costs related to non-vested restricted stock outside of the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.1 years. As of December 31, 2023, 2,088 shares of restricted stock remain unvested.

Restricted Stock Units

Restricted stock units (“RSU” or “RSUs”) activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2023	4,963	$25.62
Vested	(1,126)	$24.28
Forfeited	(939)	$31.60
Unvested at December 31, 2023	2,898	$24.19

As of December 31, 2023, there was $0.1 million total unrecognized compensation costs related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.2 years.

Stock-based compensation expense related to the fair value of stock options, restricted stock, and RSUs was included in the consolidated statements of operations as set forth in the below table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
	(in thousands)
Cost of sales	$1	$3	$1	$8
Research and development	2	14	3	23
Selling and marketing	—	3	—	6
General and administrative	817	3,047	1,746	4,207
Total stock-based compensation expense	$820	$3,067	$1,750	$4,244

Note 16 - Warrants

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

On August 11, 2022, the Company closed an offering (the “August 2022 Offering”), pursuant to which, the Company issued pre-funded warrants to purchase 87,500 shares of its common stock and common warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, which one common warrant to purchase one share of common stock for each share of common stock or each pre-funded warrant was sold. The pre-funded warrants had an exercise price of $0.02 per share of common stock and were exercised in full in August 2022. The common warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The common warrants provide that if there occurs any stock split, stock dividend stock recapitalization, or similar event (a “Stock Combination Event”), then the warrant exercise price will be adjusted to the greater of the quotient determined by dividing (x) the sum of the VWAP of the common stock for each of the five lowest trading days during the 20 consecutive trading day period ending immediately preceding the 16th trading day after such Stock Combination Event, divided by (y) five; or $2.32, and the number of shares of common stock to be issued would be adjusted proportionately as set forth in the agreement limited to a maximum of 2,325,581 shares. The common warrants also provide that in the event the Company were to engage in an equity offering at a common stock price lower than the warrant exercise price prior to the second anniversary of a Stock Combination Event, the exercise price would be adjusted to the greater of the effective price of such equity offering or $2.32 (see Note 14 – Capital Structure).

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

Certain outstanding warrants are classified as derivative warrant liabilities in the consolidated balance sheets and are marked to market at each reporting period (see Note 12 – Fair Value Considerations).

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2023	6,538,052	$4.42	4.71
Warrants exercised	(37,004)	$2.32	—
Warrants expired	(20,958)	$300.00	—
Outstanding December 31, 2023	6,480,090	$3.48	4.22

Note 17 - Earnings Per Share

Basic loss per common share is calculated by dividing the net loss available to the common stockholders by the weighted average number of common shares outstanding during that period. Diluted net loss per share reflects the potential of securities that could share in the net loss of the Company.

The following table sets forth securities that are considered anti-dilutive, and therefore excluded from the calculation of diluted earnings per share.

	December 31,
	2023	2022
Warrants to purchase common stock - liability classified	6,498,980	1,642,235
Warrant to purchase common stock - equity classified	39,072	56,486
Employee stock options	149,087	52,861
Employee unvested restricted stock	40,017	48,280
Employee unvested restricted stock units	2,898	8,167
Total	6,730,054	1,808,029

Note 18 - License Agreements

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

Note 19 - Segment Reporting

The Company’s chief operating decision maker (“CODM”), who is the Company’s Chief Executive Officer, allocates resources and assesses performance based on the Company’s financial information. The CODM reviews financial information presented for each reportable segment for the purpose of making operating decisions and assessing financial performance.

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

Select financial information for these segments is as follows:

	Rx	Consumer Health	Consolidated
	(in thousands)
Three Months Ended December 31, 2023

Product revenue, net	$18,748	$4,186	$22,934
Income (loss) from operations	$3,146	$(782)	$2,364

Depreciation and amortization	$1,510	$389	$1,899
Stock-based compensation expense	$707	$113	$820

Three Months Ended December 31, 2022

Product revenue, net	$18,029	$8,250	$26,279
Loss from operations	$(5,464)	$(1,404)	$(6,868)

Depreciation and amortization	$1,572	$281	$1,853
Impairment expense	$2,600	$—	$2,600
Stock-based compensation expense	$2,987	$80	$3,067

	Rx	Consumer Health	Consolidated
	(in thousands)
Six Months Ended December 31, 2023

Product revenue, net	$36,565	$8,468	$45,033
Income (loss) from operations	$2,280	$(1,420)	$860

Depreciation and amortization	$3,064	$776	$3,840
Stock-based compensation expense	$1,432	$318	$1,750

Six Months Ended December 31, 2022

Product revenue, net	$36,681	$17,253	$53,934
Loss from operations	$(6,457)	$(2,219)	$(8,676)

Depreciation and amortization	$3,146	$562	$3,708
Impairment expense	$2,600	$—	$2,600
Stock-based compensation expense	$4,149	$95	$4,244

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s 2023 Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in the Company’s 2023 Form 10-K, and in Part II Item 1A of this Form 10-Q.

Objective

The purpose of the Management’s Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three and six months ended December 31, 2023, and our financial condition as of December 31, 2023. The MD&A is provided as a supplement to, and should be read in conjunction with, our Unaudited Consolidated Financial Statements and Notes to the Unaudited Consolidated Financial Statements.

Overview

We are a pharmaceutical company focused on commercializing novel therapeutics. We operate through two business segments (i) the Rx Segment, consisting of prescription pharmaceutical products sold primarily through third party wholesalers and (ii) the Consumer Health Segment, which consists of various consumer health products sold directly to consumers. We currently manufacture our products for the treatment of attention deficit hyperactivity disorder (“ADHD”) at our manufacturing facility and use third party manufacturers for our other prescription and consumer health products. We are in the process of moving production of our ADHD products to a third-party manufacturer to improve the profitability of these products.

We have incurred significant losses in each year since inception. Our net loss was $0.2 million and $8.3 million for the three and six months ended December 31, 2023, respectively. As of December 31, 2023, and June 30, 2023, we had accumulated deficits of $312.5 million and $304.1 million, respectively. As of December 31, 2023, and largely as a result of the January 2025 maturity of the Avenue Note, there is significant uncertainty about our ability to fund planned operations for the twelve months following the filing date of this Form 10-Q, which raises substantial doubt about our ability to continue as a going concern.

Company Strategy

In the first quarter of fiscal 2023, we announced that we will focus our efforts on accelerating the growth of our Rx business and achieving operating cash flows. To achieve these goals, we indefinitely suspended active development of our clinical development programs. The suspension of these programs is expected to save over $20 million in projected future study costs over the next three fiscal years. In addition, we announced that we would wind down our Consumer Health Segment in fiscal 2024, which has not generated cash flows since we acquired the business in February 2020, to allow us to focus our efforts on improving the performance of our Rx Segment.

Business Environment

We have continued to experience significant inflationary pressure and have experienced supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor during fiscal 2023 and 2024. While we do not have sales or operations in Russia, Ukraine, or the Middle East, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government-imposed lockdowns, on demand conditions and our supply chain. We expect that inflationary pressures and supply chain disruptions could continue to be significant across the business throughout fiscal 2024. The Company has not experienced stock outages for its ADHD products since the launch of those products, and the pediatric product supply has remained adequate to satisfy demand for the preceding three years.

Results of Operations

The results of operations for the three and six months ended December 31, 2023, compared to the three and six months ended December 31, 2022 is as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2023	2022	Change	2023	2022	Change
	(in thousands)
Product revenue, net	$22,934	$26,279	$(3,345)	$45,033	$53,934	$(8,901)
Cost of sales	6,731	8,986	(2,255)	14,046	18,609	(4,563)
Gross profit	16,203	17,293	(1,090)	30,987	35,325	(4,338)

Operating expenses:
Advertising and direct marketing	1,358	4,595	(3,237)	2,689	9,047	(6,358)
Other selling and marketing	5,218	5,965	(747)	11,309	11,615	(306)
General and administrative	5,439	8,018	(2,579)	12,395	15,340	(2,945)
Research and development	524	1,710	(1,186)	1,128	2,774	(1,646)
Amortization of intangible assets	1,300	1,198	102	2,606	2,395	211
Impairment expense	—	2,600	(2,600)	—	2,600	(2,600)
Loss from contingent consideration	—	75	(75)	—	230	(230)
Total operating expenses	13,839	24,161	(10,322)	30,127	44,001	(13,874)
Income (loss) from operations	2,364	(6,868)	9,232	860	(8,676)	9,536
Other expense, net	(1,179)	(1,228)	49	(1,888)	(2,312)	424
(Loss) gain on derivative warrant liabilities	(577)	1,403	(1,980)	(6,484)	3,594	(10,078)
Income (loss) before income tax	608	(6,693)	7,301	(7,512)	(7,394)	(118)
Income tax expense	828	—	828	828	—	828
Net loss	$(220)	$(6,693)	$6,473	$(8,340)	$(7,394)	$(946)

Product revenue, net

During the three and six months ended December 31, 2023, net product revenue decreased by $3.3 million, or 13% and decreased by $8.9 million, or 17%, compared to the same period ended December 31, 2022. The decrease during the three and six months ended December 31, 2023 was primarily due to the decrease in revenue from the Consumer Health Segment, with some of the decrease in revenue attributed to a decline in revenue from the Pediatric Portfolio in the Rx Segment. These declines were partially offset by an increase in revenue from the ADHD Portfolio in the Rx Segment.

Gross margin

During the three and six months ended December 31, 2023, gross profit decreased by 6% and by 12%, respectfully, compared to the same period ended December 31, 2022. Gross margin percentage was 71% and 69% for the three and six months ended December 31, 2023, respectfully, compared to 66% and 65% for the same period ended December 31, 2022. The improvements were primarily due to higher net revenues and cost saving efficiencies in the Pediatric Portfolio and a decline in the lower-margin Consumer Health Segment. Gross margin improvements in the ADHD Portfolio were due to efficiencies in production related to higher demand for Adzenys XR-ODT and Cotempla XR-ODT.

Advertising and direct marketing

During the three and six months ended December 31, 2023, advertising and direct marketing expense decreased $3.2 million, or 70% and $6.4 million or 70%, compared to the same periods ended December 31, 2022. Advertising and direct marketing expense include direct-to-consumer marketing, advertising, sales, and customer support and processing fees related to our Consumer Health Segment and have decreased as we continue to wind down our Consumer Health Segment.

Other selling and marketing

During the three and six months ended December 31, 2023, other selling and marketing expense decreased by $0.7 million, or 13% and $0.3 million, or 3%, compared to the same periods ended December 31, 2022. The decreases were primarily driven by commission expense based on prescriptions generated by our sale force and commercial marketing program fees that decrease as product sales decrease.

General and administrative

During the three and six months ended December 31, 2023, general and administrative expense decreased by $2.6 million, or 32% and $2.9 million, or 19% compared to the same periods ended December 31, 2022. The decrease is primarily a result of ongoing cost-cutting initiatives and operational improvements.

Research and development

During the three and six months ended December 31, 2023, research and development expense decreased by $1.2 million, or 69% and $1.6 million, or 59%, compared to the same periods ended December 31, 2022. Our research and development costs were primarily associated with AR101 and to a lesser extent, the development of Healight and support for our commercialized products. In October 2022, we announced the suspension of the development of AR101 and Healight to focus on our commercial operations. As a result, research and development spending has significantly declined. We expect our research and development expenses to decrease from historical levels as a result of our focus on commercial operations.

Amortization of intangible assets

In the three and six months ended December 31, 2023, amortization expense of intangible assets, excluding amounts included in cost of sales, were relatively consistent compared to the same periods ended December 31, 2022.

Impairment expense

In the three and six months ended December 31, 2023, no impairment expense was recorded.

Due to increased focus on our Rx business efforts, we ceased active development of our NT0502 product candidate. As a result, we returned the intellectual property and terminated the Exclusive License Agreement with NeuRx Pharmaceuticals entered in October 2018. In the three and six months ended December 31, 2022, we incurred an impairment charge of $2.6 million related to these decisions.

Other expense, net

In the three and six months ended December 31, 2023, other expense, net, decreased by $49.0 thousand, or 4% and $0.4 million, or 18% compared to the same periods ended December 31, 2022, primarily due to $0.5 million in other income from insurance proceeds for damage of inventory in the first quarter of fiscal 2024. Other expense, net, include interest expense, accretion from fixed payment arrangements, and other income.

(Loss) gain on derivative warrant liabilities

The fair value of derivative warrant liabilities is calculated using either the Black-Scholes option model or the Monte Carlo simulation model and is revalued at each reporting period. For the three and six months ended December 31, 2023, we recognized unrealized losses of $0.6 million and $6.5 million, respectively, from the fair value adjustments.

Income tax expense

For both the three and six months ended December 31, 2023, income tax expense was $0.8 million with an effective tax rate of 136.2% and negative 11.0% for the three and six months ended December 31, 2023, respectively. This income tax expense was primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances.

For both the six months ended December 31, 2023 and 2022, income tax expense was zero with an effective tax rate of zero percent for both the six months ended December 31, 2023 and 2022, reflecting the full valuation allowance and no impact of Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Sources of Liquidity

We have obligations related to our loan agreements, and in the form of contingent consideration related to our acquisitions, milestone payments for licensed products, and manufacturing purchase commitments.

We finance our operations through a combination of sales of our common stock and warrants, borrowings under our line of credit facility, and from cash generated from operations.

Shelf Registrations

On September 28, 2021, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of December 31, 2023, approximately $82.4 million remains available under the 2021 Shelf. This availability is subject to SEC 1.B.6 limitations of Form S-3.

Eclipse Loan Agreement

The Eclipse Loan Agreement, as amended, provides us with up to $14.5 million, less a $3.5 million availability block, in Revolving Loans, against 85% of eligible accounts receivable. The Revolving Loans bore interest at LIBOR, plus 4.50% through April 2022. Beginning in May 2022 through maturity, the Revolving Loans bear interest at the Secured Overnight Financing Rate (“SOFR”) plus 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum Revolving Loans amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Eclipse Loan Agreement, as amended, is January 26, 2025.

Cash Flows

The following table shows cash flows for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31,
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(346)	$(11,588)	$11,242
Net cash (used in) provided by investing activities	$(250)	$37	$(287)
Net cash (used in) provided by financing activities	$(2,860)	$11,692	$(14,552)

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including impairment, stock-based compensation expense, gain or loss on derivative warrant liabilities, depreciation, amortization and accretion, and other charges.

During the six months ended December 31, 2023, net cash used in operating activities totaled $0.4 million. The use of cash was primarily the result of the decrease in accrued liabilities, partially offset by funds from the Employee Retention Credit program recorded in other operating liabilities (see Note 9 - Other Liabilities). Additionally, these were partially offset by positive cash earnings (net loss offset by non-cash depreciation, amortization and accretion, derivative warrant liabilities adjustment, and stock compensation expense).

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

Net Cash (Used in) Provided by Investing Activities

Net cash flows from investing activities were nominal during each of the six months ended December 31, 2023 and 2022.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $2.7 million during the six months ended December 31, 2023, was primarily from payments made to fixed payment arrangements.

Net cash provided by financing activities of $11.7 million during the six months ended December 31, 2022, was primarily from $9.1 million of proceeds from our August 2022 equity raise, $3.6 million of additional net borrowing made under our short-term line of credit, and $1.5 million from our sales under our ATM Sales Agreement.

Inflation

Inflation has resulted in increased costs for our suppliers and our customers. In addition, the U.S. Government has responded to inflation by raising interest rates, which has increased the cost of capital. We believe this has resulted in some of our customers making decisions to reduce their costs as well as increased costs of our operations, which has negatively impacted the results of our operations during the three and six months ended December 31, 2023. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increases to customers, which may offset only a portion of the adverse impact.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 – Commitments and Contingencies in the accompanying Notes to the Unaudited Consolidated Financial Statements for further information.

On May 12, 2022, we entered into an agreement with Tris Pharma Inc. (“Tris”) to terminate the Tuzistra License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “Tuzistra License Agreement”). Pursuant to such termination, we agreed to pay Tris a total of $6 million to $9 million, which reduced our total liability for minimum payments by approximately $8 million from the original Tuzistra License Agreement. As of December 31, 2023, the total remaining liability for minimum payments was $6.0 million. Pursuant to the settlement agreement, if the Company does not make timely payments, it is required to pay interest on any outstanding balances at a rate equal to the greater of (i) 2.5% per month and (ii) the maximum interest rate permitted by applicable law.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments based on sales. As of December 31, 2023, up to $3.0 million of fixed and product milestone payments based on net sales remain.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to our 2023 Form 10-K.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments with regards to warrants, and the valuation of inventory. As a result, we performed additional analysis as described below to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Inventory. In connection with the preparation of our financial statements for the period ended June 30, 2023 in our 2023 Form 10-K, we concluded that we had a material weakness in internal control over financial reporting related to our analysis for the accounting for valuation of our inventory. At fiscal year end, it was determined that the analysis of over/under absorbed manufacturing costs was not performed, which could have led to material misstatement of our financial statement. If not addressed, the deficiency could result in a material misstatement in the future. In response, we have incorporated the process for quantifying any over or under absorbed manufacturing costs, and having the appropriate level of management evaluate the analysis and materiality of any over or under absorption.

Remediation Plan

Our Audit Committee is conducting an internal investigation to identify and determine a plan to remediate the material weaknesses described above and to enhance our overall control environment. We will not consider the material weakness remediated until our enhanced controls are operational for a sufficient period of time and tested, enabling management to conclude that the enhanced controls are operating effectively. Our remediation plan includes the implementation of controls over the process of reviewing significant and complex contracts and agreements, and the valuation of inventory.

Inherent Limitations

Our management team, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple errors or mistakes. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2023 that have a material effect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2023 Form 10-K.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended  December 31, 2023, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1*,†	Commercial Manufacturing Services Agreement, dated November 13, 2023, by and between Aytu BioPharma, Inc. and Halo Pharmaceutical, Inc.
31.1*	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File - formatted as Inline XBRL and contained in Exhibit 101.

*    Filed herewith.

**  Furnished herewith.

†    Pursuant to Item 601(b)(10) of Regulation S-K, portions of this exhibit (indicated by asterisks) have been omitted as the registrant has determined that (1) the omitted information is not material and (2) the omitted information would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AYTU BIOPHARMA, INC.

Date: February 14, 2024	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Mark K. Oki
Mark K. Oki
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)