Form 10-Q
period 2024-03-31
AYTU BIOPHARMA, INC
filed 2024-05-15
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 5,568,158 shares of common stock outstanding.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended June 30, 2023 (“2023 Form 10-K”), and in the reports we file with the United States Securities and Exchange Commission (“SEC”). These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$19,760	$22,985
Accounts receivable, net	29,925	28,937
Inventories	13,193	11,995
Prepaid expenses	7,249	8,047
Other current assets	1,003	868
Total current assets	71,130	72,832
Non-current assets:
Property and equipment, net	967	1,815
Operating lease right-of-use assets	1,795	2,054
Intangible assets, net	54,082	58,970
Other non-current assets	889	792
Total non-current assets	57,733	63,631
Total assets	$128,863	$136,463

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,475	$13,478
Accrued liabilities	44,091	46,799
Short-term line of credit	1,581	1,563
Current portion of debt	15,135	85
Current portion of derivative warrant liabilities	3,261	—
Other current liabilities	9,146	7,090
Total current liabilities	83,689	69,015
Non-current liabilities:
Debt, net of current portion	—	14,713
Derivative warrant liabilities	8,609	6,403
Other non-current liabilities	5,788	6,975
Total non-current liabilities	14,397	28,091

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.0001; 200,000,000 shares authorized; 5,567,909 and 5,517,174 shares issued and outstanding, respectively	1	1
Additional paid-in capital	346,132	343,485
Accumulated deficit	(315,356)	(304,129)
Total stockholders’ equity	30,777	39,357
Total liabilities and stockholders’ equity	$128,863	$136,463

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Net revenue	$17,993	$22,733	$63,026	$76,667
Cost of sales	6,300	9,990	20,346	28,599
Gross profit	11,693	12,743	42,680	48,068

Operating expenses:
Selling and marketing	6,549	12,804	20,547	33,466
General and administrative	5,442	7,177	17,837	22,517
Research and development	619	856	1,747	3,630
Amortization of intangible assets	1,303	1,198	3,909	3,593
Restructuring costs	244	—	244	—
Impairment expense	—	—	—	2,600
Gain from contingent consideration	—	(734)	—	(504)
Total operating expenses	14,157	21,301	44,284	65,302
Loss from operations	(2,464)	(8,558)	(1,604)	(17,234)
Other expense, net	(1,195)	(1,215)	(3,083)	(3,527)
Gain (loss) on derivative warrant liabilities	1,017	2,573	(5,467)	6,167
Loss before income tax	(2,642)	(7,200)	(10,154)	(14,594)
Income tax expense	(245)	—	(1,073)	—
Net loss	$(2,887)	$(7,200)	$(11,227)	$(14,594)

Basic and diluted weighted-average common shares outstanding	5,533,555	3,726,779	5,511,089	3,099,130
Basic and diluted net loss per common share	$(0.52)	$(1.93)	$(2.04)	$(4.71)

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2023	5,517,174	$1	$343,485	$(304,129)	$39,357
Stock-based compensation expense	13,061	—	930	—	930
Net loss	—	—	—	(8,120)	(8,120)
Balances, September 30, 2023	5,530,235	$1	$344,415	$(312,249)	$32,167
Stock-based compensation expense	108	—	820	—	820
Issuance of common stock with exercise of warrants	37,004	—	86	—	86
Net loss	—	—	—	(220)	(220)
Balances, December 31, 2023	5,567,347	$1	$345,321	$(312,469)	$32,853
Stock-based compensation expense	562	—	811	—	811
Net loss	—	—	—	(2,887)	(2,887)
Balances, March 31, 2024	5,567,909	$1	$346,132	$(315,356)	$30,777

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2022	1,928,941	$—	$331,386	$(287,078)	$44,308
Stock-based compensation expense	(1,666)	—	1,177	—	1,177
Issuance of common stock, net of issuance cost	1,194,196	—	3,564	—	3,564
Net loss	—	—	—	(701)	(701)
Balances, September 30, 2022	3,121,471	$—	$336,127	$(287,779)	$48,348
Stock-based compensation expense	(19,228)	—	3,067	—	3,067
Issuance of common stock, net of issuance cost	280,902	—	1,095	—	1,095
Net loss	—	—	—	(6,693)	(6,693)
Balances, December 31, 2022	3,383,145	$—	$340,289	$(294,472)	$45,817
Stock-based compensation expense	8,747	—	902	—	902
Issuance of common stock, net of issuance cost	387,621	—	1,393	—	1,393
Net loss	—	—	—	(7,200)	(7,200)
Balances, March 31, 2023	3,779,513	$—	$342,584	$(301,672)	$40,912

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(11,227)	$(14,594)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation, amortization and accretion	6,328	6,699
Stock-based compensation expense	2,561	5,146
Loss (gain) on derivative warrant liabilities	5,467	(6,167)
Amortization of senior debt discount	463	413
Inventory write-down	476	199
Impairment expense	—	2,600
Gain from contingent consideration	—	(504)
Other noncash adjustments	(50)	(29)
Changes in operating assets and liabilities:
Accounts receivable, net	(988)	(12,335)
Inventories	(1,674)	(2,987)
Prepaid expenses and other current assets	863	(3,603)
Accounts payable	(2,937)	3,720
Accrued liabilities	(3,774)	7,031
Other operating assets and liabilities, net	3,892	(83)
Net cash used in operating activities	(600)	(14,494)

Cash flows from investing activities:
Other investing activities	(295)	38
Net cash (used in) provided by investing activities	(295)	38

Cash flows from financing activities:
Proceeds from issuance of stock and warrants	86	13,012
Net proceeds received from, short-term line of credit	18	6,590
Payment made to fixed payment arrangement	(2,204)	(4,117)
Payment of stock issuance costs	(160)	(1,045)
Payments made to borrowings	(70)	(73)
Payment for debt issuance costs	—	(92)
Net cash (used in) provided by financing activities	(2,330)	14,275

Net change in cash and cash equivalents	(3,225)	(181)
Cash and cash equivalents at beginning of period	22,985	19,360
Cash and cash equivalents at end of period	$19,760	$19,179

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,164	$2,861
Cash paid for income taxes	$562	$—
Non-cash investing and financing activities:
Other noncash investing and financing activities	$718	$—

The accompanying Notes to the Unaudited Consolidated Financial Statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business, Financial Condition, Basis of Presentation

Aytu BioPharma, Inc. (“Aytu”, or the “Company”), is a pharmaceutical company focused on commercializing novel therapeutics. The Company operates through two business segments: (i) the Rx Segment, consisting of prescription pharmaceutical products sold primarily through third party wholesalers and (ii) the Consumer Health Segment, which consists of various consumer healthcare products sold directly to consumers (the “Consumer Health Portfolio”). The Company was originally incorporated as Rosewind Corporation on August 9, 2002, in the State of Colorado and was re-incorporated as Aytu BioScience, Inc. in the state of Delaware on June 8, 2015. Following the acquisition of Neos Therapeutics, Inc. (“Neos”) in March 2021, (the “Neos Acquisition”) the Company changed its name to Aytu BioPharma, Inc.

On January 6, 2023, the Company effected a reverse stock split in which each common stockholder received one share of common stock for every twenty shares held (the “Reverse Stock Split”). All share and per share amounts in this quarterly report have been adjusted to reflect the effect of the Reverse Stock Split.

The Rx Segment primarily consists of two product portfolios. First, the ADHD Portfolio, which consists of Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets and Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets for the treatment of attention deficit hyperactivity disorder (“ADHD”). Second, the Pediatric Portfolio, which consists of Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency, and Karbinal ER, an extended-release antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions.

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

The Company’s strategy is to continue building its portfolio of revenue-generating prescription pharmaceutical products, leveraging its commercial team’s expertise to build leading brands within large therapeutic markets. As a result of focusing on building the portfolio of revenue-generating products and generating profitability, in fiscal 2023 the Company indefinitely suspended active development of its clinical development programs including AR101 (enzastaurin) and terminated the license agreements relating to Healight and NT0502 (N-desethyloxybutynin).

As of March 31, 2024, the Company had $19.8 million of cash and cash equivalents and $29.9 million of accounts receivable. The Company’s operations have historically consumed cash and may continue to consume cash in the future. The Company had a net loss of $2.9 million and $11.2 million during the three and nine months ended March 31, 2024, respectively. The Company had an accumulated deficit of $315.4 million and $304.1 million as of March 31, 2024, and June 30, 2023, respectively. Cash used in operations was $0.6 million and $14.5 million during the nine months ended March 31, 2024, and 2023, respectively.

In addition, during the third quarter of fiscal 2024, the Company’s $15 million Avenue Capital term note (the “Avenue Note”), as discussed further in Note 11 - Long-term Debt, became current. The Company expects to refinance the Avenue Note, however, there are no assurances the Company will be able to refinance the Avenue Note. As a result of this, there exists substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to mitigate the conditions that raise substantial doubt about its ability to continue as a going concern are primarily focused on (i) improving cash flows from operations; (ii) winding down the Consumer Health Segment; (iii) refinancing its $15 million Avenue Note to extend its maturity date; and (iv) if necessary, raising additional capital through public or private equity offerings, warrant exercises, debt offerings, or monetizing additional assets in order to meet its obligations. Management believes that the Company has adequate access to capital resources. However, the Company cannot provide any assurance that it will be able to raise additional capital, monetize assets, or obtain new financing on commercially acceptable terms. If the Company is unable to support its operations and obligations, it may be required to curtail its operations, or delay the execution of its business plan. Alternatively, any efforts by the Company to reduce its expenses may adversely impact its ability to sustain revenue-generating activities or otherwise operate its business. As a result, there can be no assurance that the Company will be successful in implementing its plans to alleviate this substantial doubt about its ability to continue as a going concern.

Basis of Presentation

The unaudited consolidated financial statements contained in this Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements should be read in conjunction with the Company’s 2023 Form 10-K, which included all disclosures required by U.S. GAAP. In the opinion of management, these unaudited consolidated financial statements contain all adjustments necessary for the fair statement of the financial position of the Company and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of  June 30, 2023, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the period ended March 31, 2024, are not necessarily indicative of expected operating results for the full year or any future period.

Prior Period Reclassification

Certain prior year amounts in the consolidated statements of operations have been reclassified to conform to the current year presentation, including a reclassification of the fair value adjustment from contingent consideration. Net gain or loss from the fair value of contingent consideration was previously included in other expense, net, and is currently recorded in operating expenses on the consolidated statements of operations. This reclassification did not impact net loss or cash flows for the three or nine months ended March 31, 2024, and 2023, or the Company’s financial position as of March 31, 2024, or June 30, 2023.

Note 2 - Significant Accounting Policies

Use of Estimates

Management uses estimates and assumptions relating to reporting amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. In the accompanying unaudited consolidated financial statements, estimates are used for, but not limited to, stock-based compensation, revenue recognition, allowance for credit losses, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances, write-downs for inventory obsolescence, valuation of financial instruments and intangible assets, accruals for contingent liabilities, fair value of long-lived assets, income tax provision, deferred taxes and valuation allowance, determination of right-of-use assets and lease liabilities, the depreciable lives of long-lived assets, classification of warrants equity versus liability, and the valuation of warrants and derivative warrant liability. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. Management periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

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

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the three and nine months ended March 31, 2024. The effective tax rate was (9.3)% and (10.6)% for the three and nine months ended March 31, 2024, respectively, primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances. The effective tax rate was 0% for both the three and nine months ended March 31, 2023, respectively, reflecting the full valuation allowance and no impact of Section 382 of the Internal Revenue Code.

An ownership change has limited the Company’s ability to offset, post-change, United States federal taxable income. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. Previous acquisitions, financing transactions, and equity ownership changes in the past five years have caused a significant limitation on the Company’s ability to use the pre-acquisition net operating loss carryovers. The ownership changes result in increased future tax liability and are a driver of the change from a zero percent effective tax rate.

Employee Retention Credit

On March 27, 2020, the United States government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) to provide certain relief as a result of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including a provision for an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable payroll tax credit against the employer share of Social Security tax equal to 70% of the qualified wages paid to employees after December 31, 2020, through September 30, 2021. The ERC was designed to encourage businesses to keep employees on the payroll during the COVID-19 pandemic.

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company will account for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, the Company recorded a $3.8 million ERC accrual in other non-current liabilities, which represents the proceeds the Company received from the ERC program during the first quarter of fiscal 2024. Further in accordance with IAS 20, when management determines it has reasonable assurance that the Company has substantially met all eligibility requirements of the ERC and following any adjustments from its regulatory audit or upon further clarifications from the Internal Revenue Service, the ERC accrual shall be recognized as a benefit in other income in the consolidated statement of operations. The associated vendor fee of $0.4 million was expensed as incurred in the first quarter of fiscal 2024.

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (“ASU 2016-13”), which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of ASU 2016-13 is to provide additional information about the expected credit losses on financial instruments and other commitments to extend credit. The standard was effective for interim and annual reporting periods beginning after December 15, 2019. However, in October 2019, the FASB approved deferral of the adoption date for smaller reporting companies for fiscal periods beginning after December 15, 2022. The effective dates for the amendments in ASU 2022-02 align with those of ASU 2016-13. The Company adopted ASU 2016-13 and ASU 2019-05 on July 1, 2023. The Company evaluated the impact of adoption of ASUs 2016-13, 2019-05, and 2022-02 and concluded that the application of the new standards did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Debt - Debt with Conversion and Other Options

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The amendments in this update are effective for public entities that are smaller reporting companies, as defined by the SEC, for the fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted through a modified retrospective or full retrospective method. The Company will adopt the guidance on July 1, 2024 and does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.

Segment Reporting - Improvements to Reportable Segment Disclosures

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

For a complete set of the Company’s significant accounting policies, refer to the Company’s 2023 Form 10-K. Other than the application of IAS 20 for the ERC, there have been no significant changes to the Company’s significant accounting policies and there is no other accounting guidance has been issued and not yet adopted that is applicable to the Company and that would have a material effect on the Company’s unaudited consolidated financial statements and related disclosures as of March 31, 2024, and through the filing of this Form 10-Q.

Note 3 - Revenue

Net revenue in the Rx Segment consists of sales of prescription pharmaceutical products, principally to a limited number of wholesale distributors and pharmacies in the United States. Rx Segment net revenue is recognized at the point in time that control of the product transfers to the customer, which typically aligns with shipping terms (i.e., upon delivery), generally “free-on-board” destination when shipped domestically within the United States, consistent with contractual terms.

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

Revenue by Segment

Net revenue disaggregated by segment for the three and nine months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(in thousands)
Consolidated net revenue:
Rx Segment	$14,025	$13,805	$50,590	$50,486
Consumer Health Segment	3,968	8,928	12,436	26,181
Total consolidated net revenue	$17,993	$22,733	$63,026	$76,667

Revenue by Product Portfolio

Net revenue disaggregated by significant product portfolio in the Rx Segment for the three and nine months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(in thousands)
Rx Segment net revenue:
ADHD Portfolio	$12,326	$8,272	$44,026	$30,977
Pediatric Portfolio	1,729	5,266	6,439	18,152
Other	(30)	267	125	1,357
Total Rx Segment net revenue	$14,025	$13,805	$50,590	$50,486

Other includes discontinued products in the Rx Segment. The Consumer Health Segment is comprised of one product portfolio, the Consumer Health Portfolio.

Revenue by Geographic Location

The Company’s net revenue is predominately within the United States, with insignificant sales internationally.

Note 4 - Inventories

Inventories consist of raw materials, work in process and finished goods, and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred inventory write-downs of $0.3 million and $0.1 million for the three months ended March 31, 2024, and 2023, respectively, and $0.5 million and $0.2 million for the nine months ended March 31, 2024, and 2023, respectively.

Inventories consist of the following:

	March 31,	June 30,
	2024	2023
	(in thousands)
Raw materials	$1,850	$1,301
Work in process	5,020	2,956
Finished goods	6,323	7,738
Inventories	$13,193	$11,995

Note 5 - Property and Equipment

Properties and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term.

Property and equipment, net, consist of the following:

	March 31,	June 30,
	2024	2023
	(in thousands)
Manufacturing equipment	$1,191	$2,433
Office equipment, furniture and other	1,018	1,125
Leasehold improvements	887	999
Lab equipment	742	832
Assets under construction	—	107
Property and equipment, gross	3,838	5,496
Less: accumulated depreciation and amortization	(2,871)	(3,681)
Property and equipment, net	$967	$1,815

Depreciation and amortization expense from property and equipment was $0.2 million and $0.3 million for the three months ended March 31, 2024, and 2023, respectively, and $0.8 million and $1.0 million for the nine months ended March 31, 2024, and 2023, respectively.

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

The components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$388	$360	$1,129	$1,076	Operating expenses
Short-term lease cost	25	27	69	71	Operating expenses
Finance lease cost:
Amortization of leased assets	14	14	43	51	Cost of sales
Interest on lease liabilities	1	2	3	7	Other expense, net
Total lease cost	$428	$403	$1,244	$1,205

Supplemental balance sheet information related to leases is as follows:

	March 31,	June 30,
	2024	2023	Balance Sheet Classification
	(in thousands)
Assets:
Operating lease assets	$1,795	$2,054	Operating lease right-of-use assets
Finance lease assets	—	159	Property and equipment, net
Total lease assets	$1,795	$2,213
Liabilities:
Current:
Operating leases	$1,133	$1,258	Other current liabilities
Finance leases	16	85	Current portion of debt
Non-current:
Operating leases	783	832	Other non-current liabilities
Total lease liabilities	$1,932	$2,175

The remaining weighted-average lease term and discount rate used are as follows:

	March 31,	June 30,
	2024	2023
Weighted-average remaining lease term (years):
Operating lease assets	2.65	1.72
Finance lease assets	0.12	0.87
Weighted-average discount rate:
Operating lease assets	9.18%	7.78%
Finance lease assets	6.54%	6.54%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	March 31,
	2024	2023
	(in thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$1,034	$1,076
Operating cash flows from finance leases	$3	$7
Financing cash flows from finance leases	$69	$73

As of March 31, 2024, the Company’s future minimum lease payments were as follows:

	Operating	Finance
	(in thousands)
2024 (remaining 3 months)	$391	$16
2025	938	—
2026	282	—
2027	241	—
2028	199	—
2029	151	—
Total lease payments	2,202	16
Less: imputed interest	(286)	—
Lease liabilities	$1,916	$16

Note 7 - Intangible Assets

A summary of the Company’s intangible assets as of March 31, 2024, and June 30, 2023, respectively, is as follows:

	March 31, 2024
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Definite-lived intangibles:
Acquired product technology rights	$41,467	$(12,580)	$28,887	10.89
Acquired technology right	30,200	(5,387)	24,813	14.00
Acquired product distribution rights	6,207	(5,825)	382	0.25
Total intangible assets	$77,874	$(23,792)	$54,082	12.24

	June 30, 2023
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Definite-lived intangibles:
Acquired product technology rights	$42,176	$(10,881)	$31,295	11.49
Acquired technology right	30,200	(4,054)	26,146	14.75
Acquired product distribution rights	6,207	(4,678)	1,529	1.00
Total intangible assets	$78,583	$(19,613)	$58,970	12.67

Carrying amounts are net of any impairment charges from prior periods. An intangible asset with zero net carrying amount at the end of a reporting period is not presented in the table of a future reporting period. Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.6 million and $1.5 million for the three months ended March 31, 2024, and 2023, respectively, and $4.9 million and $4.6 million for the nine months ended March 31, 2024, and 2023, respectively.

The following table summarizes the estimated future amortization expense to be recognized over the next five fiscal years and periods thereafter:

March 31,
(in thousands)
2024 (remaining 3 months)	$1,630
2025	4,989
2026	4,989
2027	4,989
2028	4,989
2029	4,989
Thereafter	27,507
Total future amortization expense	$54,082

Acquired Product Technology Rights

The acquired product technology rights are related to the rights to production, supply and distribution agreements of various products pursuant to the acquisitions of the Pediatric Portfolio in November 2019 and the Neos Acquisition in March 2021.

Karbinal ER

The Company acquired and assumed all rights and obligations pursuant to the Supply and Distribution Agreement, as amended, with Tris Pharma, Inc. (“Tris”) for the exclusive rights to commercialize Karbinal ER in the United States (the “Tris Karbinal Agreement”). The Tris Karbinal Agreement’s initial term terminates in August of 2033, with an optional additional 20-year extension.

Poly-Vi-Flor and Tri-Vi-Flor

The Company acquired and assumed all rights and obligations pursuant to a Supply and License Agreement and various assignment and release agreements, including a previously agreed to Settlement and License Agreements (the “Poly-Tri Agreements”) for the exclusive rights to commercialize Poly-Vi-Flor and Tri-Vi-Flor in the United States.

ADHD Portfolio

As part of the Neos Acquisition, the Company acquired product technology for the production and sale of Adzenys XR-ODT and Cotempla XR-ODT. The formulations for the ADHD products are protected by patented technology. The estimated economic life of these proprietary technologies is 17 years.

Acquired Technology Right

TRRP Technology

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

Acquired In-Process R&D

IPR&D – NT0502

As part of the Neos Acquisition, the Company acquired in-process research and development associated with NT0502, a new chemical entity being developed for the treatment of sialorrhea, which is excessive salivation or drooling. As this is an indefinite-lived intangible asset, this acquired asset remains an indefinite-lived asset until the completion or abandonment of the associated research and development efforts. If a product using this technology is eventually approved for commercial sale, at that time, the IPR&D will begin amortizing on a straight-line basis over the life of the product. During fiscal 2023, the Company terminated its development program of NT0502. As a result, the Company fully impaired the IPR&D of NT0502, recording impairment expense of $2.6 million to its Rx Segment during the second quarter of fiscal 2023.

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	June 30,
	2024	2023
	(in thousands)
Accrued savings offers	$16,617	$15,739
Accrued program liabilities	10,900	11,012
Accrued customer and product related fees	6,148	6,579
Return reserve	4,660	5,777
Accrued employee compensation	3,892	5,675
Other accrued liabilities	1,874	2,017
Total accrued liabilities	$44,091	$46,799

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

Note 9 - Other Liabilities

Other liabilities consist of the following:

	March 31,	June 30,
	2024	2023
	(in thousands)
Fixed payment arrangements	$8,695	$10,420
Operating lease liabilities	1,916	2,090
Employee retention credit	3,759	—
Other	564	1,555
Total other liabilities	14,934	14,065
Less: current portion	(9,146)	(7,090)
Total other liabilities, non-current	$5,788	$6,975

Fixed Payment Arrangements

Fixed payment arrangements represent obligations to an investor assumed as part of the acquisition of products from Cerecor, Inc. in 2019, including fixed and variable payments.

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell the product in the United States. The initial term of the agreement was 20 years. The Company pays Tris a royalty equal to 23.5% of net revenue from the product. The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make-whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net revenue from the product, the first of which is triggered at $40.0 million. As of March 31, 2024, the fixed payment arrangement balance was $1.9 million in other current liabilities, and $0.7 million in other non-current liabilities on the consolidated balance sheet.

On May 12, 2022, the Company entered into an agreement with Tris to terminate the Tuzistra XR License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “License Agreement”). Pursuant to such termination, the Company agreed to pay Tris a total of approximately $9.0 million, which reduced its total liability for minimum payments by approximately $8.0 million from the original License Agreement. As of March 31, 2024, the balance was $6.1 million in other current liabilities on the consolidated balance sheet.

Operating Lease Liabilities

The Company has entered into various operating lease agreements for certain of its offices, manufacturing facilities and equipment. Please refer to Note 6 - Leases for further detail.

Employee Retention Credit

The $3.8 million ERC accrual in other non-current liabilities as of March 31, 2024, represents the proceeds the Company received from the ERC program during the first quarter of fiscal 2024. Please see Note 2 – Significant Accounting Policies for further detail.

Other

Other consists of taxes payable, deferred cost related to the Company’s technology transfer, and various other accruals, none of which individually or in the aggregate represent greater than five percent of total liabilities.

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

In the event that, for any reason, all or any portion of the Eclipse Loan Agreement is terminated prior to the scheduled maturity date, in addition to the payment of all outstanding principal and unpaid accrued interest, the Company is required to pay a fee equal to 0.5% of the Revolving Loans commitment. The Company may permanently terminate the Eclipse Loan Agreement at any time with at least five business days prior notice to Eclipse.

The Eclipse Loan Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Loan Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2024, the Company was in compliance with the covenants under the Eclipse Loan Agreement.

The Company’s obligations under the Eclipse Loan Agreement are secured by substantially all of the Company’s assets, with a first priority lien in favor of Eclipse on the ABL Priority Collateral, and a second priority lien in favor of Eclipse on the Term Loan Priority Collateral, as each is defined in the Replacement Term Loan Intercreditor Agreement, as defined in the Eclipse Loan Agreement.

Total interest expense on the Revolving Loans, including amortization of deferred financing costs, was $21.7 thousand and $194.3 thousand for the three months ended March 31, 2024, and 2023, respectively and $71.7 thousand and $468.9 thousand for the nine months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, and June 30, 2023, the outstanding Revolving Loans under the Eclipse Loan Agreement, as amended, were $1.6 million and $1.6 million, respectively.

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

In the event the Company prepays the outstanding principal prior to the maturity date, the Company will pay Avenue Capital a fee equal to 1.0% of the loan. In addition, upon the payment in full of the obligations, the Company shall pay to Avenue Capital a fee in the amount of $0.6 million (“Final Payment”). The Company accounted for the Final Payment as additional obligations on the debt, with the corresponding charge being recorded as a debt discount.

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

The Avenue Capital Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of the Avenue Capital Lenders. A failure to comply with these covenants could permit the Avenue Capital Lenders to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2024, the Company was in compliance with the covenants under the Avenue Capital Agreement.

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

On March 7, 2022, the Company closed on an equity offering of shares of common stock and warrants at an offering price of $25.00 per share. As the Avenue Capital Agreement precluded the Company from pursuing any equity financing prior to July 7, 2022, and the effective price of the March 7, 2022, offering was more than the exercise price of the Avenue Capital Warrants, the number of shares of common stock issuable upon exercise of the Avenue Capital Warrants were set to 43,388 at an exercise price of $24.20.

On October 25, 2022, the Company entered into an agreement with Avenue to extend the Interest-Only Period of its existing senior secure loan facility held with Avenue. The amendment to the original loan agreement, which was executed in January 2022, extended the Interest-Only Period to January 2024. In exchange for this extension of the Interest-Only Period, the Company and Avenue agreed to reset the exercise price of the warrants issued in conjunction with the original loan agreement to $8.60, corresponding to the warrant exercise price associated with the Company’s August 2022 equity financing.

In addition to the debt discount discussed above, the Company incurred $0.4 million in loan origination, legal and other fees. The debt discount and issuance costs are being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 19.6%. Total interest expense, including debt discount amortization, was $0.7 million for both the three months ended March 31, 2024, and 2023, and $2.2 million and $2.0 million for the nine months ended March 31, 2024, and 2023, respectively.

Long-term debt consists of the following:

	March 31,	June 30,
	2024	2023
	(in thousands)
Long-term debt, due on January 26, 2025	$15,000	$15,000
Long-term, final payment fee	638	638
Unamortized discount and issuance costs	(519)	(925)
Financing leases, maturing through May 2024	16	85
Total debt	15,135	14,798
Less: current portion	(15,135)	(85)
Non-current portion of debt	$—	$14,713

Future principal payments of long-term debt, including financing leases, are as follows:

March 31,
(in thousands)
2024 (remaining 3 months)	$16
2025	15,638
Future principal payments	15,654
Less: unamortized discount and issuance costs	(519)
Less: current portion	(15,135)
Non-current portion of debt	$—

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities, fixed payment arrangements, and short-term and long-term debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Short-term and long-term debt are reported at their amortized costs on the unaudited consolidated balance sheets. The remaining financial instruments and derivative warrant liabilities are reported on the unaudited consolidated balance sheets at amounts that approximate current fair values. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date on which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurements

The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  March 31, 2024, and June 30, 2023, by level within the fair value hierarchy as follows:

		Fair Value Measurements at March 31, 2024
	Fair Value at March 31,
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Current portion of derivative warrant liabilities	$3,261	$—	$—	$3,261
Derivative warrant liabilities	8,609	—	—	8,609
Total	$11,870	$—	$—	$11,870

		Fair Value Measurements at June 30, 2023
	Fair Value at June 30,
	2023	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Current portion of derivative warrant liabilities	$—	$—	$—	$—
Derivative warrant liabilities	6,403	—	—	6,403
Total	$6,403	$—	$—	$6,403

Summary of Level 3 Input Changes

A summary of changes to those fair value measures using Level 3 inputs for the nine months ended March 31, 2024, is as follows:

Derivative
Warrant Liabilities
(in thousands)
Balance as of June 30, 2023	$6,403
Included in earnings	5,467
Balance as of March 31, 2024	$11,870

Significant Assumptions

The valuation methodologies and key assumptions used for the mark to market fair value measurements of derivative warrant liabilities as of March 31, 2024, are as follows:

	June 2023 Warrants	Warrants
	Tranche A & B	Other *
Monte Carlo Simulation
	& Black-Scholes	Black-Scholes
Aytu closing stock price	$ 3.04	$ 3.04
Equivalent term (years)	0.21-4.19	2.84-3.44
Expected volatility	97.02%	97.02%
Risk-free rate	4.28%-5.46%	4.36%-4.41%
Dividend yield	0.00%	0.00%

* Includes August 2022 Warrants, March 2022 Warrants and Avenue Capital Warrants.

The Black-Scholes option pricing model is used to value all warrants with significant Level 3 inputs. The Monte Carlo Simulation is used to simulate the exit price and EBITDA forecast; average warrant value per share is from 100,000 Monte Carlo Simulations. The Monte Carlo Simulation is based on significant inputs including financial projections provided by the Company’s management used primarily to forecast future results not observable in the market, and thus, represents a Level 3 measure.

Note 13 - Commitments and Contingencies

Pediatric Portfolio Fixed Payments and Product Milestone

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell Karbinal ER in the United States. The initial term of the agreement was 20 years. The Company will pay Tris a royalty equal to 23.5% of net revenue from the product.

The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make-whole payment of $30 for each unit under the 70,000‑unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net revenue from the product, the first of which is triggered at $40.0 million.

Rumpus Earn Out Payments

On April 12, 2021, the Company acquired substantially all of the assets of Rumpus, pursuant to which the Company acquired certain rights and other assets, including key commercial global licenses with Denovo Biopharma LLC (“Denovo”) and Johns Hopkins University (“JHU”), relating to AR101. Upon the achievement of certain regulatory and commercial milestones, up to $67.5 million in earn-out payments, which are payable in cash or shares of common stock, generally at the Company’s option, are payable to Rumpus. Under the license agreement with Denovo, the Company made a payment of $0.6 million for a license fee in April 2022. In addition, upon the achievement of regulatory and commercial milestones, the Company may be required to pay up to $101.7 million and escalating royalties based on net revenue from the product ranging in percentage from the low teens to the high teens. Finally, under the license agreement with Johns Hopkins, the Company assumed the responsibility for royalties of 3.0% of net revenue from the product, with a minimum of $20,000 per year, and upon the achievement of certain regulatory and commercial milestones, up to $1.6 million. In October 2022, the Company announced the indefinite suspension of its development of AR101.

Legal Matters

Witmer Class-Action Securities Litigation

A stockholder derivative suit filed on September 12, 2022, in the Delaware Chancery Court by Paul Witmer, derivatively and on behalf of all Aytu stockholders, and later amended, against Armistice Capital, LLC, Armistice Capital Master Fund, Ltd., Steven Boyd (Armistice’s Chief Investment Officer and Managing Partner, and a former director of Aytu) (collectively “Armistice”), and certain other current and former directors of Aytu, Joshua Disbrow, Gary Cantrell, John Donofrio, Jr, Carl Dockery and Ketan B. Mehta. The amended complaint alleges that (i) Armistice facilitated the sale of assets of Cerecor, Inc., in 2019 and Innovus Pharmaceuticals, Inc., in 2020 to Aytu in exchange for convertible securities, which it subsequently converted and sold at a profit on the open market; (ii) the Armistice defendants breached their fiduciary duties, were unjustly enriched and wasted corporate assets in connection with these acquisitions; (iii) the Armistice defendants breached their fiduciary duties by engaging in insider trading; and (iv) the other directors breached their fiduciary duties, and aided and abetted the Armistice defendants’ breaches of fiduciary duties, in connection with these acquisitions. The amended complaint seeks unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees. While the Company believes that this lawsuit is without merit and has vigorously defended against it, the Company has agreed to settle the matter, as against it and the director defendants other than Mr. Boyd, for various corporate governance modifications and the payment of plaintiff’s attorneys’ fees. That settlement is subject to court approval, the hearing on which has not yet been scheduled.

Sabby Litigation

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

Stein Litigation

Cielo Stein (“Stein”), a former sales specialist, filed a complaint on February 1, 2023, in Jefferson County Circuit Court in Kentucky against the Company and its wholly owned subsidiary Neos Therapeutics. The complaint alleges that Aytu retaliated against Stein in violation of the Kentucky Civil Rights Act after she opposed what she contends was unwelcome behavior by her supervisor. The complaint also alleges that the Company’s response to Stein’s subsequent complaint to human resources was inadequate. The complaint seeks an award of unspecified compensatory damages, emotional-distress damages, and attorneys’ fees and costs. The Company removed the lawsuit to the United States District Court for the Western District of Kentucky and filed a motion to dismiss the complaint, which was denied. A Section 16 pretrial conference is scheduled for June 3, 2024. Due to the early stage of litigation, and while the Company believes that this lawsuit is without merit, the Company is not able to predict at this time whether this proceeding will have a material impact on its financial condition or results of operations and intend to vigorously defend this case.

Note 14 - Capital Structure

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of March 31, 2024, included in common stock outstanding are 31,897 shares of unvested restricted stock issued to executives, directors and employees.

On June 8, 2020, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on June 17, 2020. This shelf registration statement covered the offering, issuance, and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2020 Shelf”). On June 4, 2021, the Company entered into a sales agreement with a sales agent, to provide for the offering, issuance and sale by the Company of up to $30.0 million of its common stock from time to time in “at-the-market” offerings under the 2020 Shelf (the “ATM Sales Agreement”). During the year ended June 30, 2023, the Company issued 699,929 shares of common stock under the ATM Sales Agreement, with total net proceeds of approximately $2.9 million. The 2020 Shelf expired in June 2023 and the ATM Agreement was terminated in July 2023.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of March 31, 2024, approximately $82.4 million remained available under the 2021 Shelf. This availability is subject to SEC 1.B.6 limitation to the Form S-3.

On August 11, 2022, the Company closed on an underwritten public offering (the “August 2022 Offering”) utilizing the 2021 Shelf, pursuant to which it sold an aggregate of (i) 1,075,290 shares of its common stock; (ii) in lieu of common stock to certain investors that so chose, pre-funded warrants to purchase 87,500 shares of its common stock; and (iii) accompanying warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, with one common warrant to purchase one share of common stock for each share of common stock or each pre-funded warrant sold. The combined public offering price for each share of common stock and accompanying common warrant was $8.60, and the combined offering price for each pre-funded warrant and accompanying common warrant was $8.58, which equated to the public offering price per share of the common stock and accompanying common warrant, less the $0.02 per share exercise price of each pre-funded warrant. The pre-funded warrants were exercised in full in August 2022. The common warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The Company raised $10.0 million in gross proceeds through the August 2022 Offering before underwriting fees and other expenses of $0.9 million. The pre-funded and common warrants had a combined fair value of approximately $6.0 million at issuance and are classified as derivative warrant liabilities, with the offset in additional paid in capital in stockholders’ equity in the Company’s consolidated financial statements (See Note 16 – Warrants).

On June 8, 2023, using a placement agent, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold an aggregate of (i) 1,743,695 shares of the Company’s common stock; (ii) pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock (the “Pre-Funded Warrants”); (iii) accompanying Tranche A Warrants to purchase 2,173,912 shares of common stock; and (iv) accompanying Tranche B Warrants to purchase 2,173,912 shares of common stock in a best-efforts offering (the Tranche A Warrants together with the Tranche B Warrants, the “Common Warrants”). The Common Warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the Pre-Funded Warrant (the “Exchange Warrants”). Each Pre-Funded Warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. The Common Warrants are immediately exercisable at a price of $1.59 per share (or $1.5899 per Exchange Warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance or (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. The Tranche B Warrants will expire upon the earlier of (i) five years after the date of issuance or (ii) 30 days following the Company’s achievement of consolidated trailing twelve-month adjusted EBITDA (as defined in the Securities Purchase Agreement) of $12 million. The Company raised $4.0 million in gross proceeds and net proceeds were approximately $3.4 million after deducting offering expenses. The warrants had a combined fair value of approximately $5.0 million at issuance and are classified as derivative warrant liabilities. The resulting offset is recorded in other expense along with the issuance costs of $0.6 million in the consolidated financial statement of operations (See Note 16 – Warrants).

Note 15 - Equity Incentive Plans

2023 Equity Incentive Plan

On May 18, 2023, the Company’s stockholders approved the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). Prior to the Company’s adoption of the 2023 Equity Incentive Plan, the Company awarded equity incentive grants to its directors and employees under the Aytu BioScience, Inc. 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”) and the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the “Neos 2015 Plan”, and collectively with the Aytu 2015 Plan, the “2015 Plans”). For the 2023 Equity Incentive Plan, the stockholders approved (i) 200,000 new shares; (ii) 87,129 shares available for grant under the 2015 Plans be “rolled over” to the 2023 Equity Incentive Plan; and (iii) any shares that are returned to the Company under the 2015 Plans be added to the 2023 Equity Incentive Plan. With the approval of the 2023 Equity Incentive Plan, no additional awards will be granted under the 2015 Plans. All outstanding awards previously granted under previous stock incentive plans will remain outstanding and subject to the terms of the plans. Stock options granted under the 2023 Equity Incentive Plan have contractual terms of 10 years or less from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards and restricted stock units have a vesting period of 3 to 4 years. As of March 31, 2024, the Company had 182,118 shares that are available for grant under the 2023 Equity Incentive Plan.

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

Neos 2015 Plan

Pursuant to the Neos Acquisition, the Company assumed 3,486 stock options and 1,786 restricted stock units previously granted under the Neos 2015 Plan. Accordingly, on April 19, 2021, the Company registered 5,272 shares of its common stock under the Neos 2015 Plan with the SEC. The terms and conditions of the assumed equity securities remained the same as they were previously under the Neos 2015 Plan. The Company allocated costs of the replacement awards attributable to pre-combination and post-combination service periods. The pre-combination service costs were included in the consideration transferred. The remaining costs attributable to the post-combination service period are being recognized as stock-based compensation expense over the remaining terms of the replacement awards. Stock options granted under this plan have contractual terms of 10 years from the grant date and a vesting period ranging from 1 to 4 years.

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding June 30, 2023	52,762	$18.37	9.06
Granted	113,500	$1.74	9.38
Forfeited/cancelled	(18,859)	$3.30	—
Expired	(702)	$186.18	—
Outstanding at March 31, 2024	146,701	$6.32	9.06

Exercisable at March 31, 2024	21,817	$29.80	8.15

The weighted-average grant date fair value of options granted during the nine months ended March 31, 2024 was $1.74. As of March 31, 2024, there was $0.2 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

Restricted stock activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2023	38,075	$142.20
Granted	12,500	$1.77
Vested	(19,892)	$114.09
Forfeited/cancelled	(457)	$136.80
Unvested at March 31, 2024	30,226	$102.70

As of March 31, 2024, there was $1.3 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

As of March 31, 2024, there was $0.3 million total unrecognized costs related to non-vested restricted stock issued outside of the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.8 years. As of March 31, 2024, 1,671 shares of restricted stock remain unvested.

Restricted Stock Units

Restricted stock units (“RSU” or “RSUs”) activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2023	4,963	$25.62
Vested	(1,688)	$24.28
Forfeited	(939)	$31.60
Unvested at March 31, 2024	2,336	$24.17

As of March 31, 2024, there was $49.2 thousand total unrecognized compensation costs related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.9 years.

Stock-based compensation expense related to the fair value of stock options, restricted stock, and RSUs was included in the consolidated statements of operations as set forth in the below table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(in thousands)
Cost of sales	$—	$4	$1	$12
Research and development	2	2	5	25
Selling and marketing	—	3	—	9
General and administrative	809	893	2,555	5,100
Total stock-based compensation expense	$811	$902	$2,561	$5,146

Note 16 - Warrants

Liability Classified Warrants

On June 8, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of (i) 1,743,695 shares of the Company’s common stock; (ii) pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock; (iii) accompanying Tranche A Warrants to purchase 2,173,912 shares of common stock; and (iv) accompanying Tranche B Warrants to purchase 2,173,912 shares of common stock in a best-efforts offering. The Tranche A Warrants and Tranche B Warrants may be exercised for either shares of common stock or pre-funded exchange warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the pre-funded warrant. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Tranche A Warrants and Tranche B Warrants are immediately exercisable at a price of $1.59 per share (or $1.5899 per pre-funded exchange warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance or (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. The Tranche B Warrants will expire upon the earlier of (i) five years after the date of issuance or (ii) 30 days following the Company’s achievement of consolidated trailing twelve-month adjusted EBITDA (as defined in the Securities Purchase Agreement) of $12 million (see Note 14 – Capital Structure).

On August 11, 2022, the Company closed an offering (the “August 2022 Offering”), pursuant to which, the Company issued pre-funded warrants to purchase 87,500 shares of its common stock and common warrants to purchase 1,265,547 shares of its common stock. The shares of common stock and the pre-funded warrants were each sold in combination with corresponding common warrants, which one common warrant to purchase one share of common stock for each share of common stock or each pre-funded warrant was sold. The pre-funded warrants had an exercise price of $0.02 per share of common stock and were exercised in full in August 2022. The common warrants have an exercise price of $8.60 per share of common stock and are exercisable for a period of five years from issuance. The common warrants provide that if there occurs any stock split, stock dividend stock recapitalization, or similar event (a “Stock Combination Event”), then the warrant exercise price will be adjusted to the greater of the quotient determined by dividing the sum of the VWAP of the common stock for each of the five lowest trading days during the 20 consecutive trading day period ending immediately preceding the 16th trading day after such Stock Combination Event, divided by five; or $2.32, and the number of shares of common stock to be issued would be adjusted proportionately as set forth in the agreement limited to a maximum of 2,325,581 shares. The common warrants also provide that in the event the Company were to engage in an equity offering at a common stock price lower than the warrant exercise price prior to the second anniversary of a Stock Combination Event, the exercise price would be adjusted to the greater of the effective price of such equity offering or $2.32 (see Note 14 – Capital Structure).

In November 2022 and throughout the quarter ended December 31, 2022, the Company sold shares through its ATM Sales Agreement. Per the warrant agreement in the August 2022 Offering, these sales qualified as an equity offering, and the sales price was less than the current exercise price of $8.60. As a result, the common warrants exercise price was adjusted to $3.30. On January 6, 2023, the Company consummated a 20 to 1 reverse stock split. Pursuant to the warrant agreement described above, the Company triggered a Stock Combination Event, and the warrant exercise price and number to be issued was adjusted based on the average of each of the lowest five trading days during the twenty-day consecutive trading day period beginning on December 30, 2022. Subsequently, as a result of the Securities Purchase Agreement in June 2023, the common warrants from the August 2022 Offering had an adjusted exercise price of $2.32.

Certain outstanding warrants are classified as derivative warrant liabilities in the consolidated balance sheets and are marked to market at each reporting period (see Note 12 – Fair Value Considerations).

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2023	6,538,052	$4.42	4.71
Warrants exercised	(37,004)	$2.32	—
Warrants expired	(20,958)	$300.00	—
Outstanding March 31, 2024	6,480,090	$3.48	3.97

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

	March 31,
	2024	2023
Warrants to purchase common stock - liability classified	6,461,976	1,642,235
Warrant to purchase common stock - equity classified	18,114	39,072
Employee stock options	146,701	52,784
Employee unvested restricted stock	31,897	48,818
Employee unvested restricted stock units	2,336	5,920
Total	6,661,024	1,788,829

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

Select financial information for these segments is as follows:

	Rx	Consumer Health	Consolidated
	(in thousands)
Three Months Ended March 31, 2024

Net revenue	$14,025	$3,968	$17,993
Loss from operations	$(1,598)	$(866)	$(2,464)

Depreciation and amortization	$1,449	$385	$1,834
Stock-based compensation expense	$699	$112	$811

Three Months Ended March 31, 2023

Net revenue	$13,805	$8,928	$22,733
Loss from operations	$(7,122)	$(1,436)	$(8,558)

Depreciation and amortization	$1,563	$280	$1,843
Stock-based compensation expense	$788	$114	$902

	Rx	Consumer Health	Consolidated
	(in thousands)
Nine Months Ended March 31, 2024

Net revenue	$50,590	$12,436	$63,026
Income (loss) from operations	$682	$(2,286)	$(1,604)

Depreciation and amortization	$4,513	$1,161	$5,674
Stock-based compensation expense	$2,131	$430	$2,561

Nine Months Ended March 31, 2023

Net revenue	$50,486	$26,181	$76,667
Loss from operations	$(13,579)	$(3,655)	$(17,234)

Depreciation and amortization	$4,709	$842	$5,551
Impairment expense	$2,600	$—	$2,600
Stock-based compensation expense	$4,937	$209	$5,146

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s 2023 Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in the Company’s 2023 Form 10-K, and in Part II, Item 1A of this Form 10-Q.

Objective

The purpose of the Management’s Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three and nine months ended March 31, 2024, and our financial condition as of March 31, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, our Unaudited Consolidated Financial Statements and Notes to the Unaudited Consolidated Financial Statements.

Overview

We are a pharmaceutical company focused on commercializing novel therapeutics. We operate through two business segments: (i) the Rx Segment, consisting of prescription pharmaceutical products sold primarily through third party wholesalers and (ii) the Consumer Health Segment, which consists of various consumer health products sold directly to consumers. We currently manufacture our products for the treatment of ADHD at our manufacturing facility and use third party manufacturers for our other prescription and consumer health products. We are in the process of moving production of our ADHD products to a third-party manufacturer to improve the profitability of these products.

We have incurred significant losses in each year since inception. Our net loss was $2.9 million and $11.2 million for the three and nine months ended March 31, 2024, respectively. As of March 31, 2024, and June 30, 2023, we had accumulated deficits of $315.4 million and $304.1 million, respectively. As of March 31, 2024, and largely as a result of the January 2025 maturity of the Avenue Note, there is significant uncertainty about our ability to fund planned operations for the twelve months following the filing date of this Form 10-Q, which raises substantial doubt about our ability to continue as a going concern.

Company Strategy

In the second quarter of fiscal 2023, we announced that we will focus our efforts on accelerating the growth of our Rx business and achieving operating cash flows. To achieve these goals, we indefinitely suspended active development of our clinical development programs. In addition, we announced that we would wind down our Consumer Health Segment in fiscal 2024, which has not generated cash flows since we acquired the business in February 2020, to allow us to focus our efforts on improving the performance of our Rx Segment.

Business Environment

We have continued to experience significant inflationary pressure and have experienced supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor during fiscal 2023 and 2024, most notably affecting the Consumer Health Segment. While we do not have sales or operations in Russia or Ukraine and we do not have material sales or operations in the Middle East, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We continue to closely monitor the impact of, and responses to, COVID-19 variants, including government-imposed lockdowns, on demand conditions and our supply chain. We expect that inflationary pressures and supply chain disruptions could continue to be significant across the business throughout fiscal 2024. The Company has not experienced stock outages for its ADHD products since the launch of those products, and the pediatric product supply has remained adequate to satisfy demand for the preceding three years.

Results of Operations

The results of operations for the three and nine months ended March 31, 2024, compared to the three and nine months ended March 31, 2023, is as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Net revenue	$17,993	$22,733	$(4,740)	$63,026	$76,667	$(13,641)
Cost of sales	6,300	9,990	(3,690)	20,346	28,599	(8,253)
Gross profit	11,693	12,743	(1,050)	42,680	48,068	(5,388)

Operating expenses:
Advertising and direct marketing	1,197	5,025	(3,828)	3,886	14,072	(10,186)
Other selling and marketing	5,352	7,779	(2,427)	16,661	19,394	(2,733)
General and administrative	5,442	7,177	(1,735)	17,837	22,517	(4,680)
Research and development	619	856	(237)	1,747	3,630	(1,883)
Amortization of intangible assets	1,303	1,198	105	3,909	3,593	316
Restructuring costs	244	—	244	244	—	244
Impairment expense	—	—	—	—	2,600	(2,600)
Gain from contingent consideration	—	(734)	734	—	(504)	504
Total operating expenses	14,157	21,301	(7,144)	44,284	65,302	(21,018)
Loss from operations	(2,464)	(8,558)	6,094	(1,604)	(17,234)	15,630
Other expense, net	(1,195)	(1,215)	20	(3,083)	(3,527)	444
Gain (loss) on derivative warrant liabilities	1,017	2,573	(1,556)	(5,467)	6,167	(11,634)
Loss before income tax	(2,642)	(7,200)	4,558	(10,154)	(14,594)	4,440
Income tax expense	(245)	—	(245)	(1,073)	—	(1,073)
Net loss	$(2,887)	$(7,200)	$4,313	$(11,227)	$(14,594)	$3,367

Net revenue

During the three and nine months ended March 31, 2024, net revenue decreased by $4.7 million, or 21% and decreased by $13.6 million, or 18%, compared to the same periods ended March 31, 2023. The decrease during the three and nine months ended March 31, 2024 was primarily due to the decrease in net revenue from the Consumer Health Segment as we continue to wind down our Consumer Health Segment, with some of the decrease in net revenue attributed to a decline in net revenue from the Pediatric Portfolio in the Rx Segment. These declines were partially offset by an increase in net revenue from the ADHD Portfolio of $4.1 million, or 49% and $13.0 million, or 42% for the three and nine months ended March 31, 2024, compared to the same periods ended March 31, 2023.

Gross margin

During the three and nine months ended March 31, 2024, gross profit decreased by 8% and by 11%, respectively, compared to the same periods ended March 31, 2023. Gross margin percentage was 65% and 68% for the three and nine months ended March 31, 2024, respectively, compared to 56% and 63% for the same periods ended March 31, 2023. The improvements were primarily due to a decline in the lower-margin Consumer Health Segment net revenue as we continue to wind down our Consumer Health Segment and improvements in the ADHD Portfolio were primarily due to efficiencies in production related to higher demand for Adzenys XR-ODT and Cotempla XR-ODT.

Advertising and direct marketing

During the three and nine months ended March 31, 2024, advertising and direct marketing expense decreased $3.8 million, or 76% and $10.2 million or 72%, compared to the same periods ended March 31, 2023. Advertising and direct marketing expense include direct-to-consumer marketing, advertising, sales, and customer support and processing fees related to our Consumer Health Segment and have decreased as we continue to wind down our Consumer Health Segment.

Other selling and marketing

During the three and nine months ended March 31, 2024, other selling and marketing expense decreased by $2.4 million, or 31% and $2.7 million, or 14%, compared to the same periods ended March 31, 2023. The decreases were primarily driven by commission expense based on prescriptions generated by our sale force and commercial marketing program fees that decrease as product sales decrease.

General and administrative

During the three and nine months ended March 31, 2024, general and administrative expense decreased by $1.7 million, or 24% and $4.7 million, or 21% compared to the same periods ended March 31, 2023. The decrease is primarily a result of ongoing cost-cutting initiatives and operational improvements.

Research and development

During the three and nine months ended March 31, 2024, research and development expense decreased by $0.2 million, or 28% and $1.9 million, or 52%, compared to the same periods ended March 31, 2023. Our research and development costs were primarily associated with AR101 and to a lesser extent, the development of Healight and support for our commercialized products. In October 2022, we announced the suspension of the development of AR101 and Healight to focus on our commercial operations. As a result, research and development spending has significantly declined. We expect our research and development expenses to decrease from historical levels as a result of our focus on commercial operations.

Amortization of intangible assets

During the three and nine months ended March 31, 2024, amortization expense of intangible assets, excluding amounts included in cost of sales, were relatively consistent compared to the same periods ended March 31, 2023.

Restructuring costs

During the three and nine months ended March 31, 2024, the Company incurred $0.2 million of restructuring costs related to our previously announced operational realignment and related costs. During the three and nine months ended March 31, 2023, no restructuring costs were incurred.

Impairment expense

During the three and nine months ended March 31, 2024, no impairment expense was recorded.

Due to increased focus on our Rx business efforts, we ceased active development of our NT0502 product candidate. As a result, we returned the intellectual property and terminated the Exclusive License Agreement with NeuRx Pharmaceuticals entered in October 2018. We incurred an impairment charge of $2.6 million during the second quarter of fiscal 2023 related to these decisions.

Other expense, net

During the three and nine months ended March 31, 2024, other expense, net, decreased by $20.0 thousand, or 2% and $444.0 thousand, or 13% compared to the same periods ended March 31, 2023, primarily due to $0.5 million in other income from insurance proceeds for damage of inventory in the first quarter of fiscal 2024. Other expense, net, include interest expense, accretion from fixed payment arrangements, and other income.

Gain (loss) on derivative warrant liabilities

The fair value of derivative warrant liabilities is calculated using either the Black-Scholes option model or the Monte Carlo Simulation model and is revalued at each reporting period. For the three and nine months ended March 31, 2024, we recognized an unrealized gain of $1.0 million and an unrealized loss of $5.5 million, respectively, from the fair value adjustments.

Income tax expense

Income tax expense was $0.2 million and $1.1 million for the three and nine months ended March 31, 2024, respectfully, which was an effective tax rate of (9.3)% and (10.6)% for those same periods. This income tax expense was primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances.

For both the three and nine months ended March 31, 2023, income tax expense was zero with an effective tax rate of zero percent for those same periods, reflecting the full valuation allowance and no impact of Section 382 of the Internal Revenue Code.

Liquidity and Capital Resources

Sources of Liquidity

We have obligations related to our loan agreements, milestone payments for licensed products, and manufacturing purchase commitments.

We finance our operations through a combination of sales of our common stock and warrants, borrowings under our line of credit facility and from cash generated from operations.

Shelf Registrations

On September 28, 2021, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). As of March 31, 2024, approximately $82.4 million remains available under the 2021 Shelf. This availability is subject to SEC 1.B.6 limitations of Form S-3.

Eclipse Loan Agreement

The Eclipse Loan Agreement, as amended, provides us with up to $14.5 million, less a $3.5 million availability block, in Revolving Loans, against 85% of eligible accounts receivable. The Revolving Loans bore interest at the London Interbank Offered Rate (“LIBOR”), plus 4.50% through April 2022. Beginning in May 2022 through maturity, the Revolving Loans bear interest at the SOFR plus 4.50%. In addition, we are required to pay an unused line fee of 0.50% of the average unused portion of the maximum Revolving Loans amount during the immediately preceding month. Interest is payable monthly in arrears. The maturity date under the Eclipse Loan Agreement, as amended, is January 26, 2025.

Cash Flows

The following table shows cash flows for the nine months ended March 31, 2024, and 2023:

	Nine Months Ended March 31,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(600)	$(14,494)	$13,894
Net cash (used in) provided by investing activities	$(295)	$38	$(333)
Net cash (used in) provided by financing activities	$(2,330)	$14,275	$(16,605)

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including impairment, stock-based compensation expense, gain or loss on derivative warrant liabilities, depreciation, amortization and accretion, and other charges.

During the nine months ended March 31, 2024, net cash used in operating activities totaled $0.6 million. The use of cash was primarily the result of the decrease in accounts payable and accrued liabilities, partially offset by positive cash earnings (net loss offset by non-cash depreciation, amortization and accretion, derivative warrant liabilities adjustment, and stock compensation expense). Additionally, these were partially offset by funds from the Employee Retention Credit program recorded in other operating liabilities (see Note 9 – Other Liabilities) and a decrease in accounts receivable, net and inventories.

During the nine months ended March 31, 2023, net cash used in operating activities totaled $14.5 million. The use of cash was primarily the result of the increase in accounts receivable, inventory, and prepaid expenses, offsetting these increases was an increase in accounts payable and accrued expenses.

Net Cash (Used in) Provided by Investing Activities

Net cash flows from investing activities were nominal during each of the nine months ended March 31, 2024, and 2023.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $2.3 million during the nine months ended March 31, 2024, was primarily from payments made to fixed payment arrangements.

Net cash provided by financing activities of $14.3 million during the nine months ended March 31, 2023, was primarily from $9.1 million of proceeds from our August 2022 equity raise, $6.6 million of additional net borrowing made under our short-term line of credit, and $2.9 million net proceeds from our sales under the ATM Sales Agreement; partially offset by fixed payment arrangements totaling $4.1 million and stock issuance costs of $1.0 million.

Inflation

Inflation has resulted in increased costs for our suppliers and our customers. In addition, the United States government has responded to inflation by raising interest rates, which has increased the cost of capital. We believe this has resulted in some of our customers making decisions to reduce their costs as well as increased costs of our operations, which has negatively impacted the results of our operations during the three and nine months ended March 31, 2024. We maintain strategies to mitigate the impact of higher material, energy and commodity costs, including cost reduction, alternative sourcing strategies, and passing along cost increases to customers, which may offset only a portion of the adverse impact.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 – Commitments and Contingencies in the accompanying Notes to the Unaudited Consolidated Financial Statements for further information.

On May 12, 2022, we entered into an agreement with Tris Pharma Inc. (“Tris”) to terminate the Tuzistra License, Development, Manufacturing and Supply Agreement dated November 2, 2018 (the “Tuzistra License Agreement”). Pursuant to such termination, we agreed to pay Tris a total of $6 million to $9 million, which reduced our total liability for minimum payments by approximately $8 million from the original Tuzistra License Agreement. As of March 31, 2024, the total remaining liability for minimum payments was $6.0 million. Pursuant to the settlement agreement, if the Company does not make timely payments, it is required to pay interest on any outstanding balances at a rate equal to the greater of (i) 2.5% per month or (ii) the maximum interest rate permitted by applicable law.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments based on sales. As of March 31, 2024, up to $3.0 million of fixed and product milestone payments based on net revenue from the product remain.

In connection with our acquisition of the assets from Rumpus VEDS, LLC, Rumpus Therapeutics, LLC, Rumpus Vascular, LLC (collectively, “Rumpus”), and only if we resume and ultimately complete clinical development of AR101 and gain regulatory clearances to commercialize the product in multiple markets around the world, we may be required to pay up to $67.5 million in regulatory and commercial-based earn-out payments to Rumpus, which are primarily paid against commercial milestone achievements. Under the licensing agreement with Denovo Biopharma LLC (“Denovo”), we made a payment of $0.6 million for a license fee in April 2022. In addition, upon the achievement of regulatory and commercial milestones, we may be required to pay up to $101.7 million. Under the licensing agreement with Johns Hopkins University (“JHU”), upon achievement of regulatory and commercial milestone, we may be required to pay up to $1.6 million to JHU. In fiscal 2022, two milestones payable to Rumpus were achieved totaling $4.0 million, which were paid in 109,447 shares of common stock and $2.6 million in cash. The Company also assumed the responsibility for royalties of 3.0% of net revenue from the product, with a minimum of $20,000 per year, and upon the achievement of certain regulatory and commercial milestones, up to $1.6 million. With clinical development currently suspended, only if we resume and ultimately complete clinical development of AR101, are substantially all milestones payable to these parties.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about the Company’s significant accounting policies, refer to our 2023 Form 10-K.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

Remediation of Previously Identified Material Weakness

Warrants

As previously disclosed in our September 30, 2022 Form 10-Q/A, we identified a material weakness in internal control over financial reporting related to our accounting for complex warrant issuances and the classification of these issued warrants. This material weakness resulted in the failure to prevent material adjustments in accounting for the warrants as equity classification when the warrants should have been classified as liabilities and marked to market each reporting period. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, other literature, and consultation with third-party experts, we did not classify the warrants correctly.

Inventory

As previously disclosed in our 2023 Form 10-K, we identified a material weakness in internal control over financial reporting related to our analysis for the accounting for valuation of our inventory. As of June 30, 2023, it was determined that the analysis of over or under absorbed manufacturing costs was not performed, which could have led to material misstatement of our financial statement.

Remediation Efforts

As previously reported in our public reports referred to above, our Audit Committee conducted an internal investigation to identify and determine a plan to remediate the material weaknesses described above and to enhance our overall control environment. We undertook to remediate these deficiencies and strengthen our internal control over financial reporting by enhancing existing controls and establishing additional review and procedure controls over the process of reviewing significant and complex contracts and agreements, and the valuation of inventory, which include the following:

●	Identified specific clauses and relevant guidance that could result in liability classification of issued warrants;

●	Identified and engaged a firm that specializes in the analysis and technical accounting for the classification of warrants and utilized this firm to assist with the technical accounting analysis for our warrants issued on June 8, 2023, including arriving at the correct conclusion that these warrants should be classified as liabilities and marked to market each reporting period;

●	Identified and engaged a firm that specializes in the valuation analysis regarding the fair value of our liability classified warrants to assist us with calculating the necessary mark to market adjustment each reporting period;

●

Implemented a new quarterly control and related processes effective for the fourth quarter of fiscal 2023, and operating every quarter thereafter, to perform a detailed analysis of over or under absorbed manufacturing costs, quantify any over or under absorbed manufacturing costs, and have the appropriate level of management review and evaluate the analysis and approve the recording of any adjusting journal entries as necessary;

●	Successfully hired additional personnel with the expertise necessary to improve the technical accounting and financial reporting functions; and

●	Provided additional guidance, education and training to employees relating to our accounting procedures with a continued focus on warrant classification and inventory valuation;

Given these remediation efforts above and that a sufficient period of time has passed with successful testing performed, management has concluded that the material weaknesses set forth above were remediated as of March 31, 2024.

Inherent Limitations on Effectiveness of Internal Controls over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Form 10-Q, that have a material effect, or are reasonably likely to have a material effect, on the Company’s internal control over financial reporting, other than those noted above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, we become involved in or are threatened with legal disputes. Most of these disputes are not likely to have a material effect on our business, financial condition, or operations. There were no new material legal proceedings that were initiated or terminated during the period covered by this report and there have been no material developments in the material proceedings identified in Part II, Item 1 in our December 31, 2023, Form 10-Q. For a description of our material pending legal proceedings, see Note 14 – Commitments and Contingencies of the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2023 Form 10-K.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended  March 31, 2024, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

AYTU BIOPHARMA, INC.

Date: May 15, 2024	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Mark K. Oki
Mark K. Oki
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)