Form 10-Q
period 2024-09-30
AYTU BIOPHARMA, INC
filed 2024-11-13
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 001-38247

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

As of November 1, 2024, the registrant had 6,149,369 shares of common stock outstanding.

AYTU BIOPHARMA, INC.

FORM 10-Q

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10‑Q (“Form 10-Q” or “this report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our anticipated future clinical and regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “potential,” “plan,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: our anticipated future cash position; the planned expanded commercialization of our products and the potential future commercialization of our product candidates; our anticipated future growth rates; anticipated sales increases; anticipated net revenue increases; amounts of certain future expenses and cost of sales; our plans to acquire additional assets or dispose of assets, anticipated increases or decreases to operating expenses, and selling, general, and administrative expenses; and future events under our current and potential future collaborations.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended June 30, 2024 (“2024 Form 10-K”), and in the reports we file with the United States Securities and Exchange Commission (“SEC”). These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

This Form 10-Q may refer to registered trademarks that we currently own or license, such as Aytu, Aytu BioPharma, Aytu RxConnect, Neos Therapeutics, Adzenys, Adzenys ER, Adzenys XR-ODT, Cotempla, Cotempla XR-ODT, Karbinal, Poly-Vi-Flor and Tri-Vi-Flor, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradename.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$20,108	$20,006
Accounts receivable, net	23,159	23,526
Inventories	11,739	12,141
Prepaid expenses and other current assets	5,732	5,097
Current assets of discontinued operations	—	1,121
Total current assets	60,738	61,891
Non-current assets:
Property and equipment, net	692	693
Operating lease right-of-use assets	1,225	829
Intangible assets, net	51,205	52,453
Other non-current assets	1,971	2,185
Non-current assets of discontinued operations	—	44
Total non-current assets	55,093	56,204
Total assets	$115,831	$118,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,513	$10,314
Accrued liabilities	33,723	38,143
Revolving credit facility	4,270	2,395
Current portion of debt	1,857	1,857
Other current liabilities	7,889	8,962
Current liabilities of discontinued operations	—	557
Total current liabilities	61,252	62,228
Non-current liabilities:
Debt, net of current portion	10,430	10,877
Derivative warrant liabilities	9,402	12,745
Other non-current liabilities	4,921	4,529
Total non-current liabilities	24,753	28,151

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.0001; 200,000,000 shares authorized; 6,149,202, and 5,972,638 shares issued and outstanding, respectively	1	1
Additional paid-in capital	348,324	347,688
Accumulated deficit	(318,499)	(319,973)
Total stockholders’ equity	29,826	27,716
Total liabilities and stockholders’ equity	$115,831	$118,095

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended
	September 30,
	2024	2023
Net revenue	$16,574	$17,817
Cost of sales	4,589	4,779
Gross profit	11,985	13,038

Operating expenses:
Selling and marketing	5,659	6,091
General and administrative	5,125	6,295
Research and development	426	595
Amortization of intangible assets	921	924
Restructuring costs	784	—
Total operating expenses	12,915	13,905
Loss from operations	(930)	(867)
Other income, net	542	584
Interest expense	(994)	(1,283)
Derivative warrant liabilities gain (loss)	2,880	(5,907)
Income (loss) from continuing operations before income tax expense	1,498	(7,473)
Income tax expense	(405)	—
Net income (loss) from continuing operations	1,093	(7,473)
Net income (loss) from discontinued operations, net of tax	381	(647)
Net income (loss)	$1,474	$(8,120)

Basic weighted-average common shares outstanding (note 17)	6,068,019	5,482,037
Diluted weighted-average common shares outstanding (note 17)	9,099,601	5,482,037

Net income (loss) per share (note 17):
Basic - continuing operations	$0.18	$(1.36)
Diluted - continuing operations	$(0.20)	$(1.36)
Basic - discontinued operations, net of tax	$0.06	$(0.12)
Diluted - discontinued operations, net of tax	$0.04	$(0.12)
Basic - net income (loss)	$0.24	$(1.48)
Diluted - net loss	$(0.15)	$(1.48)

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2024	5,972,638	$1	$347,688	$(319,973)	$27,716
Stock-based compensation expense	564	—	173	—	173
Issuance of common stock from exercise of warrants	176,000	—	463	—	463
Net income	—	—	—	1,474	1,474
Balances, September 30, 2024	6,149,202	$1	$348,324	$(318,499)	$29,826

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2023	5,517,174	$1	$343,485	$(304,129)	$39,357
Stock-based compensation expense	13,061	—	930	—	930
Net loss	—	—	—	(8,120)	(8,120)
Balances, September 30, 2023	5,530,235	$1	$344,415	$(312,249)	$32,167

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,474	$(8,120)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation, amortization and accretion	1,427	1,843
Stock-based compensation expense	173	725
Derivative warrant liabilities (gain) loss	(2,880)	5,907
Amortization of debt discount and issuance costs	27	148
Inventory write-down	68	51
Other non-cash adjustments	(468)	(6)
Non-cash adjustments from discontinued operations	(157)	592
Changes in operating assets and liabilities:
Accounts receivable, net	478	(1,684)
Inventories	334	(1,121)
Prepaid expenses and other current assets	119	467
Accounts payable	3,143	946
Accrued liabilities	(4,969)	(4,827)
Other operating assets and liabilities, net	101	3,744
Changes in operating assets and liabilities from discontinued operations	(60)	1,124
Net cash used in operating activities	(1,190)	(211)

Cash flows from investing activities:
Cash received from sales of fixed assets	517	—
Cash payments for fixed asset purchases	(136)	—
Other investing activities	—	(76)
Net cash provided by (used in) investing activities	381	(76)

Cash flows from financing activities:
Net proceeds received from (payments made on) revolving credit facility	1,875	(348)
Payment made to fixed payment arrangements	(500)	(2,204)
Payment of stock issuance costs	—	(160)
Payments made to borrowings	(464)	(22)
Net cash provided by (used in) financing activities	911	(2,734)

Net change in cash and cash equivalents	102	(3,021)
Cash and cash equivalents at beginning of period	20,006	22,985
Cash and cash equivalents at end of period	$20,108	$19,964

Supplemental disclosure of cash flow information:
Cash paid for interest	$366	$1,359
Cash paid for income taxes	$446	$246
Non-cash investing and financing activities:
Other non-cash investing and financing activities	$483	$—

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business

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

The Company’s strategy is to become a leading pharmaceutical company that improves the lives of patients. The Company uses a focused approach of in-licensing, acquiring, developing, and commercializing novel prescription therapeutics in order to continue building its portfolio of revenue-generating products and leveraging its commercial team’s expertise to build leading brands within large therapeutic markets. The Company’s primary focus is on commercializing innovative prescription products that address conditions frequently developed or diagnosed in childhood.

The Company’s business from continuing operations is focused on its prescription pharmaceutical products sold primarily through third party wholesalers and pharmacies and which primarily consists of two product portfolios. The first consists of two products for the treatment of attention deficit hyperactivity disorder (“ADHD”): Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets (“Adzenys”) and Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets (“Cotempla” and Adzenys together with Cotempla the “ADHD Portfolio”). The second consists primarily of Karbinal® ER (carbinoxamine maleate extended-release oral suspension) (“Karbinal”), an extended-release first-generation antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions, and Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency (the “Pediatric Portfolio”).

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”). After the previously announced successful wind down and divestiture of the Consumer Health business that occurred during the first quarter of fiscal 2025, the Company determined that its continuing operations now operate in a single operating and reportable segment. The Company’s CODM is its Chief Executive Officer who manages operations and regularly reviews the financial information of the Company’s continuing operations as a single operating segment for the purposes of allocating resources and evaluating its financial performance, and for which discrete financial information is available. The results of the Consumer Health business have been reported as discontinued operations (see Note 20 – Discontinued Operations).

In July 2023, the Company entered into an exclusive collaboration, distribution and supply agreement with Medomie Pharma Ltd (“Medomie”), a privately owned pharmaceutical company, for Medomie to sell Adzenys and Cotempla in Israel and the Palestinian Authority. In September 2024, the Company entered into an exclusive collaboration, distribution and supply agreement with Lupin Pharma Canada Ltd (“Lupin”), a subsidiary of global pharmaceutical company Lupin Limited, for Lupin to sell Adzenys and Cotempla in Canada. The Company will supply Adzenys and Cotempla to Medomie and Lupin based on forecasts and provide product training. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for both Adzenys and Cotempla, which is expected to occur over the next 18 to 24 months. The agreement with Medomie and the agreement with Lupin represent the Company’s first and second international commercial agreements for Adzenys and Cotempla, respectively.

Note 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The Company’s unaudited consolidated financial statements and notes thereto include the accounts of its wholly owned subsidiaries Aytu Therapeutics, LLC and Neos Therapeutics, Inc. and their respective wholly owned subsidiaries, as well as Innovus Pharmaceuticals, Inc. and its wholly owned subsidiaries prior to the divestiture of Innovus Pharmaceuticals, Inc. on July 31, 2024. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited consolidated financial statements and notes thereto contained in this Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s 2024 Form 10-K, which included all disclosures required by U.S. GAAP. In the opinion of management, these unaudited consolidated financial statements and notes thereto contain all adjustments necessary for the fair statement of the financial position of the Company and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of  June 30, 2024, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the period ended September 30, 2024, are not necessarily indicative of expected operating results for the full year or any future period.

Use of Estimates

The preparation of financial statements and footnotes requires the use of management estimates, judgments and assumptions. Actual results may differ from estimates. In the accompanying unaudited consolidated financial statements and notes thereto, estimates are used for, but not limited to, stock-based compensation; revenue recognition, determination of variable consideration for accruals of chargebacks, administrative fees and rebates, government rebates, returns and other allowances; allowance for credit losses; inventory impairment; determination of right-of-use (“ROU”) assets and lease liabilities; valuation of financial instruments, warrants and derivative warrant liabilities, intangible assets, and long-lived assets; purchase price allocations and the depreciable lives of long-lived assets; accruals for contingent liabilities; and determination of the income tax provision, deferred taxes and valuation allowance. Because of the uncertainties inherent in such estimates, actual results may differ from those estimates. The Company periodically evaluates estimates used in the preparation of the financial statements for reasonableness.

Prior Period Reclassification

Certain prior year amounts in the Company’s unaudited consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact operating results or cash flows for the three months ended September 30, 2024, and 2023, or the Company’s financial position as of September 30, 2024, or June 30, 2024.

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

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the three months ended September 30, 2024. The effective tax rate was 27.0% and zero percent for the three months ended September 30, 2024, and 2023, respectively, primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances.

An ownership change has limited the Company’s ability to offset, post-change, United States federal taxable income. Section 382 of the Internal Revenue Code imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. Previous acquisitions, financing transactions, and equity ownership changes in the past five years have caused a significant limitation on the Company’s ability to use the change in control net operating loss carryovers. The ownership changes result in increased future tax liability and are a driver of the change from a zero percent effective tax rate.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained upon an examination. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense in the unaudited consolidated statements of operations.

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

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, the Company recorded a $3.8 million ERC accrual in other non-current liabilities, which represents the proceeds the Company received from the ERC program during the first quarter of fiscal 2024. Further in accordance with IAS 20, when management determines it has reasonable assurance that the Company has substantially met all eligibility requirements of the ERC and following any adjustments from its regulatory audit or upon further clarifications from the Internal Revenue Code of 1986, as amended (the “IRC”), the ERC accrual shall be recognized as a benefit in other income in the unaudited consolidated statement of operations. The associated vendor fee of $0.4 million was expensed as incurred in the first quarter of fiscal 2024.

Recently Adopted Accounting Pronouncements

Debt - Debt with Conversion and Other Option

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by removing major separation models currently required. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The amendments in this update are effective for public entities that are smaller reporting companies, as defined by the SEC, for the fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted through a modified retrospective or full retrospective method. The Company adopted the guidance on July 1, 2024, and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s consolidated financial statements and disclosures.

For a complete set of the Company’s significant accounting policies, refer to the Company’s 2024 Form 10-K. There have been no significant changes to the Company’s significant accounting policies and there is no other accounting guidance has been issued and not yet adopted that is applicable to the Company and that would have a material effect on the Company’s unaudited consolidated financial statements and related disclosures as of September 30, 2024, and through the filing of this Form 10-Q.

Note 3 - Revenue

Net revenue from continuing operations consists of sales of prescription pharmaceutical products from the Company’s ADHD Portfolio and Pediatric Portfolio, principally to a limited number of wholesale distributors and pharmacies in the United States. Net revenue is recognized at the point in time that control of the product transfers to the customer, which typically aligns with shipping terms (i.e., upon delivery), generally “free-on-board” destination when shipped domestically within the United States, consistent with contractual terms.

Savings offers, rebates, and wholesaler chargebacks reflect the terms of underlying agreements, which may vary. Accordingly, actual amounts will depend on the mix of sales by product and contracting entity. Future returns may not follow historical trends. The Company’s periodic adjustments of its estimates are subject to time delays between the initial product sale, and the ultimate reporting and settlement of deductions. The Company entered into negotiations with a vendor related to certain variable interest accruals that reduce revenue for the Company’s ADHD Portfolio. As a result of these negotiations, the Company and the vendor agreed to a reduction to the liability purportedly owed by the Company of $3.3 million, which resulted in a decrease in the estimated variable consideration accrual as of September 30, 2024, and a related increase in net revenue of $3.3 million for the three months ended September 30, 2024.

Revenue by Product Portfolio

Net revenue disaggregated by significant product portfolio for the three months ended September 30, 2024, and 2023, were as follows:

	Three Months Ended
	September 30,
	2024	2023
	(in thousands)
ADHD Portfolio	$15,264	$15,128
Pediatric Portfolio	1,293	2,565
Other	17	124
Total net revenue	$16,574	$17,817

Other includes net revenue from various discontinued deprioritized products. The Consumer Health business was divested in the first quarter of fiscal 2025 and is reported within discontinued operations (see Note 20 – Discontinued Operations).

Revenue by Geographic Location

The Company’s net revenue is predominately within the United States, with insignificant international sales.

Note 4 - Inventories

Inventories consist of raw materials, work in process and finished goods, and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred inventory write-downs of $0.1 million for both the three months ended September 30, 2024, and 2023, primarily as a result of unsalable and slow-moving products.

Inventories consist of the following:

	September 30,	June 30,
	2024	2024
	(in thousands)
Raw materials	$720	$266
Work in process	3,363	5,725
Finished goods	7,656	6,150
Inventories	$11,739	$12,141

Note 5 - Property and Equipment

Properties and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term.

Property and equipment, net, consist of the following:

	September 30,	June 30,
	2024	2024
	(in thousands)
Manufacturing and lab equipment	$1,443	$1,838
Office equipment, furniture and other	956	945
Leasehold improvements	158	35
Property and equipment, gross	2,557	2,818
Less: accumulated depreciation and amortization	(1,865)	(2,125)
Property and equipment, net	$692	$693

Depreciation and amortization expense from property and equipment was $0.1 million and $0.3 million for the three months ended September 30, 2024, and 2023, respectively.

Note 6 - Leases

The Company has entered into various operating lease agreements for certain of its offices, manufacturing facilities and equipment, and finance lease agreements for certain equipment. These leases have original lease periods expiring between calendar year 2024 and calendar year 2030. Most leases include one or more options to renew, and the exercise of a lease renewal option typically occurs at the discretion of both parties. Certain non-real estate leases also include options to purchase the leased property. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. The Company had no remaining finance leases recorded as of June 30, 2024.

In June 2024, the Company entered into a forward-starting operating lease agreement to lease office space in Berwyn, Pennsylvania from the owner of the office space that the Company is currently renting under a sublease arrangement. The Company determined that it is an operating lease, and that lease commencement occurred in July 2024. The initial lease termination date is July 31, 2030, and under the lease agreement the Company has one five-year renewal option to extend the lease through July 2035. Undiscounted minimum monthly rent payments average approximately $13,000 over the initial term of the lease. The Company has elected to utilize the practical expedient to not separate lease and non-lease components upon recognition and variable lease payments will be expensed as incurred. The Company recorded an operating lease ROU asset of $0.5 million and a lease liability of $0.5 million at lease commencement in July 2024. The ROU asset and lease liability will be recorded at present value using an incremental borrowing rate of 12.3%.

The components of lease costs are as follows:

	Three Months Ended
	September 30,
	2024	2023	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$122	$360	Operating expenses
Short-term lease cost	91	23	Operating expenses
Finance lease cost:
Amortization of leased assets	—	14	Cost of sales
Interest on lease liabilities	—	1	Interest expense
Total lease cost	$213	$398

Supplemental balance sheet information related to leases is as follows:

	September 30,	June 30,
	2024	2024	Balance Sheet Classification
	(in thousands)
Assets:
Operating lease assets	$1,225	$829	Operating lease right-of-use assets

Liabilities:
Current: operating leases	$484	$712	Other current liabilities
Non-current: operating leases	1,144	577	Other non-current liabilities
Total lease liabilities	$1,628	$1,289

The remaining weighted-average lease term and discount rate used are as follows:

	September 30,	June 30,
	2024	2024
Weighted-average remaining lease term (years):
Operating lease assets	4.2	2.7
Weighted-average discount rate:
Operating lease assets	11.1%	10.0%

Supplemental cash flow information related to leases is as follows:

	Three Months Ended
	September 30,
	2024	2023
	(in thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$168	$360
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	$—	$23

As of June 30, 2024, the Company did not have any remaining finance leases. As of September 30, 2024, the Company’s future minimum lease payments were as follows:

Operating
(in thousands)
2025 (remaining 9 months)	$792
2026	399
2027	377
2028	386
2029	358
2030	230
Thereafter	19
Total lease payments	2,561
Less: imputed interest	(520)
Less: tenant improvement allowance	(413)
Lease liabilities	$1,628

Note 7 - Intangible Assets

A summary of the Company’s definite-lived intangible assets as of September 30, 2024, and June 30, 2024, respectively, is as follows:

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Acquired product technology rights	$41,268	$(13,988)	$27,280	10.5
Acquired technology rights	30,200	(6,275)	23,925	13.5
Total intangible assets	$71,468	$(20,263)	$51,205	11.9

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Acquired product technology rights	$41,268	$(13,184)	$28,084	10.7
Acquired technology rights	30,200	(5,831)	24,369	13.8
Total intangible assets	$71,468	$(19,015)	$52,453	12.0

Carrying amounts are net of any impairment charges from prior periods. An intangible asset with zero net carrying amount at the end of a reporting period is not presented in the table of a future reporting period. Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.2 million and $1.5 million for the three months ended September 30, 2024, and 2023, respectively.

The following table summarizes the estimated future amortization expense to be recognized over the next five fiscal years and periods thereafter:

Estimated Future Amortization Expense
(in thousands)
2025 (remaining 9 months)	$3,742
2026	4,989
2027	4,989
2028	4,989
2029	4,989
2030	2,847
Thereafter	24,660
Total future amortization expense	$51,205

Acquired Product Technology Rights

The acquired product technology rights are related to the rights to production, supply and distribution agreements of various products pursuant to the acquisitions of the Pediatric Portfolio in November 2019 and the Neos Acquisition in March 2021.

ADHD Portfolio

As part of the Neos Acquisition, the Company acquired developed product technology for the production and sale of Adzenys and Cotempla. The formulations for the ADHD products are protected by patented technology. The estimated remaining economic life of these proprietary technologies is 14 years.

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

Acquired Technology Rights

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

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	June 30,
	2024	2024
	(in thousands)
Accrued savings offers	$9,929	$11,054
Accrued program liabilities	5,990	9,964
Accrued customer and product related fees	5,540	5,395
Accrued employee compensation	5,212	4,603
Return reserve	4,218	4,832
Other accrued liabilities	2,834	2,295
Total accrued liabilities	$33,723	$38,143

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

Note 9 - Other Liabilities

Other liabilities consist of the following:

	September 30,	June 30,
	2024	2024
	(in thousands)
Fixed payment arrangements	$7,405	$8,337
Employee retention credit	3,759	3,759
Operating lease liabilities	1,628	1,289
Other	18	106
Total other liabilities	12,810	13,491
Less: current portion of other liabilities	(7,889)	(8,962)
Total non-current portion of other liabilities	$4,921	$4,529

Fixed Payment Arrangements

Fixed payment arrangements represent obligations to an investor assumed as part of the acquisition of products from Cerecor, Inc. in 2019, including fixed and variable payments.

In May 2022, the Company entered into an agreement with Tris to terminate the license, development, manufacturing and supply agreement dated November 2, 2018, related to Tuzistra XR (the “Tuzistra License Agreement”). Pursuant to such termination, as of September 30, 2024, the Company has accrued a settlement liability of $5.8 million in other current liabilities on the consolidated balance sheet payable to Tris, with a provision that allows the Company to pay interest on any principal amounts due but remaining unpaid past July 2024.

The Tris Karbinal Agreement grants the Company the exclusive right to distribute and sell Karbinal in the United States. The initial term of the agreement was 20 years. The Company pays Tris a royalty equal to 23.5% of net revenue from the product. The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make-whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The annual payment is due in August of each year. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net revenue from the product, the first of which is triggered at $40.0 million. As of September 30, 2024, the Tris Karbinal Agreement accrued fixed payment arrangement balance was $1.7 million recorded in other current liabilities on the consolidated balance sheet.

Employee Retention Credit

The $3.8 million ERC accrual in other non-current liabilities as of September 30, 2024, represents the proceeds the Company received from the ERC program during the first quarter of fiscal 2024. Please see Note 2 – Significant Accounting Policies for further detail.

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

Note 10 - Revolving Credit Facility

On June 12, 2024, the Company and certain of its subsidiaries entered into consent, joinder and amendment No. 5 (the “Eclipse Amendment No. 5”) to the loan and security agreement dated October 2, 2019, as amended by amendment No. 1, dated March 19, 2021, amendment No. 2, dated January 26, 2022, amendment No. 3, dated June 1, 2022, amendment No. 4 dated March 24, 2023, and the Eclipse Amendment No. 5 (together the “Eclipse Agreement”) with Eclipse Business Capital LLC (“Eclipse”), as agent, and the lenders party thereto (agent and such lenders, collectively, the “Eclipse Lender”). Under the Eclipse Amendment No. 5, which provided for among other things, two loan agreements, a term loan (the “Eclipse Term Loan”) and a revolving credit facility (the “Eclipse Revolving Loan”). The Eclipse Term Loan is described further in Note 11 - Long-Term Debt. The Eclipse Revolving Loan provides for a maximum amount available under the revolving credit facility provided under the Eclipse Agreement of $14.5 million at an interest rate of the secured overnight financing rate as administered by the SOFR Administrator (“SOFR”) plus 4.5%. In addition, the Company is required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of revolving loans under the Eclipse Agreement remains subject to a borrowing base and reserve, and availability blockage requirements. The Eclipse Revolving Loan maturity date, as amended, is June 12, 2028, and the effective interest rate was 9.8% as of September 30, 2024.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2024, the Company was in compliance with the covenants under the Eclipse Agreement. The Company’s obligations under the Eclipse Agreement are secured by substantially all of the Company’s assets, as defined further in the Eclipse Agreement.

Total interest expense on the Eclipse Revolving Loan, including amortization of deferred financing costs, was less than $0.1 million for both the three months ended September 30, 2024, and 2023, respectively. The amounts drawn on the Eclipse Revolving Loan were $4.3 million and $2.4 million as of September 30, 2024, and June 30, 2024, respectively. The unused revolving credit facility amount as of September 30, 2024, was $2.5 million.

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

In addition to the debt discount discussed above, the Company also incurred $0.4 million loan origination, legal and other fees. The debt discount and issuance costs were being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 16.6%. Total interest expense on the Avenue Capital loan, including debt discount amortization, was $0.7 million for the three months ended September 30, 2023.

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

Eclipse Term Loan

On June 12, 2024, the Company and certain of its subsidiaries entered into Eclipse Amendment No. 5, which provided for among other things, the Eclipse Term Loan and the Eclipse Revolving Loan described further in Note 10 - Revolving Credit Facility. The Eclipse Term Loan consists of a principal amount of $13.0 million, at an interest rate of SOFR plus 7.0%, with a four-year term maturing on June 12, 2028, and a straight-line loan amortization period of seven years, which would provide for a loan balance at the end of the four-year term of $5.6 million to be repaid on June 12, 2028, the maturity date. The Company used the proceeds of the Eclipse Term Loan and a portion of the proceeds from warrant exercises described below to repay in full the Avenue Capital loan. The effective interest rate on the Eclipse Term Loan was 12.3% as of September 30, 2024.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make certain asset sales without the prior written consent of the Eclipse Lender. A failure to comply with these covenants could permit the Eclipse Lender to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2024, the Company was in compliance with the covenants under the Eclipse Agreement. The Company incurred interest expense on the Eclipse Term Loan, including debt discount and issuance costs amortization, of $0.4 million for the three months ended September 30, 2024.

Long-term debt consists of the following:

	September 30,	June 30,
	2024	2024
	(in thousands)
Term loan principal amount	$12,536	$13,000
Unamortized debt discount and issuance costs	(249)	(266)
Total debt	12,287	12,734
Less: current portion of debt	(1,857)	(1,857)
Total debt, net of current portion	$10,430	$10,877

Future principal payments of the Eclipse Term Loan are as follows:

Future Principal Payments
(in thousands)
2025 (remaining 9 months)	$1,393
2026	1,857
2027	1,857
2028	7,429
Total future principal payments	12,536
Less: unamortized debt discount and issuance costs	(249)
Less: current portion of debt	(1,857)
Total debt, net of current portion	$10,430

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities, contingent consideration liabilities, fixed payment arrangements, and current and non-current debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Current and non-current debt are reported at their amortized costs on the Company’s consolidated balance sheets. The remaining financial instruments are reported on the Company’s consolidated balance sheets at amounts that approximate current fair values. The Company’s carrying value of its consolidated amounts of cash and cash equivalents approximate their fair value as of September 30, 2024, and June 30, 2024, and are categorized within level 1 of the U.S. GAAP fair value hierarchy. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurements

The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  September 30, 2024, and June 30, 2024, by level within the fair value hierarchy as follows:

	Fair Value at September 30,	Fair Value Measurements at September 30, 2024
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$9,402	$—	$—	$9,402
Total	$9,402	$—	$—	$9,402

	Fair Value at June 30,	Fair Value Measurements at June 30, 2024
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$12,745	$—	$—	$12,745
Total	$12,745	$—	$—	$12,745

Summary of Level 3 Input Changes

A summary of changes to those fair value measures using Level 3 inputs for the three months ended September 30, 2024, is as follows:

Derivative
Warrant Liabilities
(in thousands)
Balance as of June 30, 2024	$12,745
Settlements (1)	(463)
Included in earnings	(2,880)
Balance as of September 30, 2024	$9,402

(1)	Relates to the exercise of 176,000 of the Tranche B Pre-Funded Warrants, which were liability classified and exercised at a price of $0.0001 per share.

Significant Assumptions

The valuation methodologies and key assumptions used for the mark to market fair value measurements of derivative warrant liabilities as of September 30, 2024, are as follows:

	June 2023 Warrants	Warrants
	Tranche A	Other (1)
	Monte Carlo &
	Black-Scholes	Black-Scholes
Aytu closing stock price	$ 2.35	$ 2.35
Equivalent term (years)	3.7	2.3-2.9
Expected volatility	79.9%	79.9%-82.7%
Risk-free rate	3.6%	3.6%
Dividend yield	0.0%	0.0%

(1)	Includes August 2022 Warrants, March 2022 Warrants, Avenue Capital Warrants and Tranche B Pre-Funded Warrants. See Note 16 - Warrants for definitions of these terms and further information.

Note 13 - Commitments and Contingencies

Pediatric Portfolio Fixed Payments and Product Milestone

The Tris Karbinal Agreement grants the Company the exclusive right to distribute and sell Karbinal in the United States. The initial term of the agreement was 20 years. The Company pays Tris a royalty equal to 23.5% of net revenue from the product.

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

Note 14 - Stockholders’ Equity

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of September 30, 2024, included in common stock outstanding are 19,019 shares of unvested restricted stock issued to executives, directors and employees.

On September 28, 2021, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 7, 2021. This shelf registration statement covered the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2021 Shelf”). The 2021 Shelf expired in October 2024.

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

On June 8, 2023, using a placement agent, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold an aggregate of (i) 1,743,695 shares of the Company’s common stock; (ii) pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock (the “June 2023 Pre-Funded Warrants”); (iii) accompanying tranche A warrants to purchase 2,173,912 shares of common stock (the “Tranche A Warrants”); and (iv) accompanying tranche B warrants to purchase 2,173,912 shares of common stock in a best-efforts offering (the “Tranche B Warrants” and the Tranche A Warrants together with the Tranche B Warrants, the “Common Warrants”). The Common Warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the June 2023 Pre-Funded Warrants (the “Exchange Warrants”). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Common Warrants are immediately exercisable at a price of $1.59 per share (or $1.5899 per Exchange Warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance or (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. The Tranche B Warrants were exercised in June 2024 as further described below. The Company raised $4.0 million in gross proceeds and net proceeds were $3.4 million after deducting offering expenses. The June 2023 Pre-Funded Warrants do not have an expiration date. The warrants had a combined fair value of approximately $5.0 million at issuance and are classified as derivative warrant liabilities. The resulting offset is recorded in derivative warrant liabilities (loss) gain along with the issuance costs of $0.6 million in the unaudited consolidated financial statement of operations (see Note 16 - Warrants).

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

On September 26, 2024, the Company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 15, 2024. This shelf registration statement covers the offering, issuance and sale by the Company of up to an aggregate of $100.0 million of its common stock, preferred stock, debt securities, warrants, rights and units (the “2024 Shelf”). Through the filing date of this Form 10-Q, $100.0 million remains available under the 2024 Shelf. This availability is subject to the SEC’s “baby shelf” limitation as set forth in SEC Instruction I.B.6 limitation to the Form S-3.

Note 15 - Equity Incentive Plans

2023 Equity Incentive Plan

On May 18, 2023, the Company’s stockholders approved the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). Prior to the Company’s adoption of the 2023 Equity Incentive Plan, the Company awarded equity incentive grants to its directors and employees under the Aytu BioScience, Inc. 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”) and the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the “Neos 2015 Plan”, and collectively with the Aytu 2015 Plan, the “2015 Plans”). For the 2023 Equity Incentive Plan, the stockholders approved (i) 200,000 new shares; (ii) 87,129 shares available for grant under the 2015 Plans be “rolled over” to the 2023 Equity Incentive Plan; and (iii) any shares that are returned to the Company under the 2015 Plans be added to the 2023 Equity Incentive Plan. With the approval of the 2023 Equity Incentive Plan, no additional awards will be granted under the 2015 Plans. All outstanding awards previously granted under previous stock incentive plans will remain outstanding and subject to the terms of the plans. Stock options granted under the 2023 Equity Incentive Plan have contractual terms of 10 years or less from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards and restricted stock units have a vesting period of 3 to 4 years. As of September 30, 2024, the Company had 187,422 shares that are available for grant under the 2023 Equity Incentive Plan.

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

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding at June 30, 2024	146,539	$6.18	8.8
Forfeited/cancelled	(5,100)	$4.18	—
Outstanding at September 30, 2024	141,439	$6.25	8.6

Exercisable at September 30, 2024	63,059	$11.32	8.4

During the three months ended  September 30, 2024, no stock options were granted. As of September 30, 2024, there was $0.1 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

Restricted stock activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2024	24,105	$100.34
Vested	(5,924)	$16.84
Unvested at September 30, 2024	18,181	$127.54

During the three months ended  September 30, 2024, no restricted stock was granted under the Company’s equity incentive plan. As of September 30, 2024, there was $0.9 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.5 years.

During the three months ended  September 30, 2024, no restricted stock was granted outside of the Company’s equity incentive plan. As of September 30, 2024, there was $0.2 million total unrecognized compensation costs related to non-vested restricted stock issued outside of the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.3 years. As of September 30, 2024, 838 shares of restricted stock remain unvested that were granted outside of the Company's equity incentive plan.

Restricted Stock Units

Restricted stock units (“RSU” or “RSUs”) activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2024	1,775	$24.14
Vested	(564)	$24.29
Unvested at September 30, 2024	1,211	$24.07

During the three months ended  September 30, 2024, no RSUs were granted. As of September 30, 2024, there was less than $0.1 million of unrecognized compensation costs related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.4 years.

Stock-based compensation expense related to the fair value of stock options, restricted stock, and RSUs was included in the consolidated statements of operations as set forth in the below table:

	Three Months Ended
	September 30,
	2024	2023
	(in thousands)
Cost of sales	$1	$—
Research and development	2	1
Selling and marketing	32	—
General and administrative	138	724
Net income (loss) from discontinued operations, net of tax	—	205
Total stock-based compensation expense	$173	$930

Note 16 - Warrants

Liability Classified Warrants

The Company accounts for liability classified warrants by recording the fair value of each instrument in its entirety and recording the fair value of the warrant derivative liability. The fair value of liability classified derivative financial instruments was calculated using either the Black-Scholes option pricing model or the Monte Carlo simulation model and is revalued every quarter. Changes in the fair value of liability classified derivative financial instruments in subsequent periods are recorded as unrealized derivative gain or loss in the consolidated statements of operations (see Note 12 – Fair Value Considerations).

On June 8, 2023, using a placement agent, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold an aggregate of (i) 1,743,695 shares of the Company’s common stock; (ii) June 2023 Pre-Funded Warrants in lieu of shares to purchase 430,217 shares of common stock; (iii) accompanying Tranche A Warrants to purchase 2,173,912 shares of common stock; and (iv) accompanying Tranche B Warrants to purchase 2,173,912 shares of common stock in a best-efforts offering (the Tranche A Warrants together with the Tranche B Warrants, the “Common Warrants”). The Common Warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the June 2023 Pre-Funded Warrants (the “Exchange Warrants”). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Common Warrants are immediately exercisable at a price of $1.59 per share (or $1.5899 per Exchange Warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance or (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. The Tranche B Warrants were exercised in June 2024 as further described below. The Company raised $4.0 million in gross proceeds and net proceeds were $3.4 million after deducting offering expenses. The June 2023 Pre-Funded Warrants do not have an expiration date. The warrants had a combined fair value of approximately $5.0 million at issuance and are classified as derivative warrant liabilities. The resulting offset is recorded in derivative warrant liabilities gain (loss) along with the issuance costs of $0.6 million in the unaudited consolidated financial statement of operations (see Note 14 - Stockholders’ Equity).

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

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years (4)
Outstanding June 30, 2024 (1)	6,075,880	$3.71	3.6
Warrants exercised (2)	(176,000)	$0.0001	—
Outstanding September 30, 2024 (3)	5,899,880	$3.22	3.3

(1)	The number of warrants outstanding as of June 30, 2024, is comprised of 3,821,115 liability classified warrants, 430,217 liability classified June 2023 Pre-Funded Warrants, 1,806,434 liability classified Tranche B Pre-Funded Warrants and 18,114 equity classified warrants.
(2)	The warrants exercised during the three months ended September 30, 2024, were 176,000 of the Tranche B Warrants, which were exercised at a price of $0.0001 per share.
(3)

The number of warrants outstanding as of September 30, 2024, is comprised of 3,821,115 liability classified warrants, 430,217 liability classified June 2023 Pre-Funded Warrants, 1,630,424 liability classified Tranche B Pre-Funded Warrants and 18,114 equity classified warrants.

(4)	As pre-funded warrants do not have an expiration date, they have been excluded from the calculation of the weighted average remaining contractual life in years.

Note 17 - Earnings Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) available to the common stockholders by the weighted average number of common shares outstanding during that period. Diluted net income (loss) per share reflects the potential of securities that could share in the net income (loss) of the Company. For the three months ended September 30, 2023, the Company incurred a net loss from continuing operations and discontinued operations and thus did not include common equivalent shares in the computation of diluted net loss per share because the effect would have been anti-dilutive.

Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing adjusted net income or loss by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of warrants to purchase common stock that are either liability classified or equity classified (see Note 16 – Warrants); employee stock options (see Note 15 – Equity Incentive Plans); employee unvested restricted stock (see Note 15 – Equity Incentive Plans); and employee unvested restricted stock units (see Note 15 – Equity Incentive Plans). For the three months ended September 30, 2024, and 2023, if the Company incurred a net loss from continuing operations; a net loss from discontinued operations, net of tax; or a net loss then the Company did not include common equivalent shares in the computation of diluted net loss from continuing operations per share; diluted net loss from discontinued operations, net of tax; or diluted net loss per share because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and the denominator used in the basic per share calculations:

	Three Months Ended
	September 30,
	2024	2023
	(in thousands, except share and per share data)
BASIC
Numerators:
Net income (loss) from continuing operations	$1,093	$(7,473)
Net income (loss) from discontinued operations, net of tax	381	(647)
Net income (loss)	$1,474	$(8,120)
Denominator:
Basic weighted-average common shares outstanding	6,068,019	5,482,037
Per share calculations:
Net income (loss) per share from continuing operations	$0.18	$(1.36)
Net income (loss) per share from discontinued operations, net of tax	$0.06	$(0.12)
Net income (loss) per share	$0.24	$(1.48)

The following is a reconciliation of the numerator and the denominator used in the diluted per share calculations:

	Three Months Ended
	September 30,
	2024	2023
	(in thousands, except share and per share data)
DILUTED: CONTINUING OPERATIONS
Numerator:
Net income (loss) from continuing operations	$1,093	$(7,473)
Adjustment for change in fair value of warrant liabilities	(2,880)	—
Adjusted numerator - net loss from continuing operations	$(1,787)	$(7,473)
Denominator:
Basic weighted-average common shares outstanding	6,068,019	5,482,037
Dilutive effect of warrants to purchase common stock	3,028,862	—
Dilutive effect of unvested restricted stock and restricted stock units	2,720	—
Diluted weighted-average common shares outstanding	9,099,601	5,482,037
Per share calculation:
Net loss per share from continuing operations	$(0.20)	$(1.36)

DILUTED: DISCONTINUED OPERATIONS
Numerator:
Net income (loss) from discontinued operations, net of tax	$381	$(647)
Denominator:
Basic weighted-average common shares outstanding	6,068,019	5,482,037
Dilutive effect of warrants to purchase common stock	3,028,862	—
Dilutive effect of unvested restricted stock and restricted stock units	2,720	—
Diluted weighted-average common shares outstanding	9,099,601	5,482,037
Per share calculation:
Net income (loss) per share from discontinued operations, net of tax	$0.04	$(0.12)

DILUTED: NET INCOME (LOSS)
Numerator:
Net income (loss)	$1,474	$(8,120)
Adjustment for change in fair value of warrant liabilities	(2,880)	—
Adjusted numerator - net loss	$(1,406)	$(8,120)
Denominator:
Basic weighted-average common shares outstanding	6,068,019	5,482,037
Dilutive effect of warrants to purchase common stock	3,028,862	—
Dilutive effect of unvested restricted stock and restricted stock units	2,720	—
Diluted weighted-average common shares outstanding	9,099,601	5,482,037
Per share calculation:
Net loss per share	$(0.15)	$(1.48)

The following table sets forth securities that could be considered anti-dilutive, and therefore are excluded from the calculation of diluted weighted-average common shares outstanding and related per share calculations:

	Three Months Ended
	September 30,
	2024	2023
Warrants to purchase common stock - liability classified (note 16)	455,392	6,498,980
Warrants to purchase common stock - equity classified (note 16)	18,114	39,072
Employee unvested restricted stock (note 15)	10,644	46,656
Employee unvested restricted stock units (note 15)	1,211	3,463
Employee stock options (note 15)	141,439	162,683
Total anti-dilutive securities	626,800	6,750,854

Note 18 - License Agreements

Actavis

On October 17, 2017, the Company entered into an agreement granting Actavis Laboratories FL, Inc. (“Actavis”) (acquired by Teva Pharmaceutical Industries) a non-exclusive license to certain patents owned by the Company by which Actavis has the right to manufacture and market its generic version of Adzenys under its ANDA beginning on September 1, 2025, or earlier under certain circumstances. The ANDA was approved by the FDA on June 22, 2023.

Teva

On December 21, 2018, the Company and Teva Pharmaceuticals USA, Inc. (“Teva”) entered into an agreement granting Teva a non-exclusive license to certain patents owned by Neos by which Teva has the right to manufacture and market its generic version of Cotempla under an abbreviated new drug application (“ANDA”) filed by Teva beginning on July 1, 2026, or earlier under certain circumstances. The ANDA was approved by the FDA on June 19, 2020.

Note 19 - Restructuring Costs

As part of the Company’s previously announced restructuring activities related to the wind down and divestiture of the Consumer Health business and the closure of the Grand Prairie, Texas manufacturing site, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs, right of use asset impairment charges, fixed asset and other asset impairment charges, accelerated depreciation of fixed assets, contract termination costs, and inventory write-downs. Severance and employee benefit costs primarily relate to cash severance. Restructuring costs associated with the Consumer Health business are recorded within the net loss from discontinued operations, net of tax in the unaudited consolidated financial statement of operations (see Note 20 - Discontinued Operations).

The expense associated with the closure of the Grand Prairie, Texas manufacturing site such as severance and employee benefits and exit and disposal activities are included in restructuring costs in the consolidated statements of operations. There have been no inventory write-downs associated with this closure. During the three months ended September 30, 2024, the Company incurred $0.8 million of costs associated with exit and disposal activities related to its manufacturing facility in Grand Prairie, Texas. The Company does not expect to incur additional significant restructuring costs.

Note 20 - Discontinued Operations

On July 31, 2024, after the wind down of operations, the Company entered into a definitive agreement to divest its Consumer Health business to a private, e-commerce focused company. The divested business encompasses the established e-commerce platform, certain inventory and associated consumer brands, intellectual property, external workforce and contracts, and provides for the Company to receive contingent consideration payments on certain future sales of former Consumer Health business products.

The accounting requirements for reporting the Consumer Health business as discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, the accompanying unaudited consolidated financial statements for all periods presented reflect this business as a discontinued operation and certain assets and liabilities of discontinued operations have been reclassified to the current assets of discontinued operations; non-current assets of discontinued operations; and current liabilities of discontinued operations financial statement line items on the accompanying unaudited consolidated balance sheet as of June 30, 2024. The Company elected to record the contingent consideration portion of the arrangement when the consideration is determined to be realizable and, therefore, the Company did not record a contingent consideration asset at the transaction date and any subsequent proceeds will not be recognized until the contingent consideration asset is realizable, at which point the Company will recognize it to income (loss) from discontinued operations.

The key components of net income (loss) from discontinued operations, net of tax for the three months ended September 30, 2024, and 2023, were as follows:

	Three Months Ended
	September 30,
	2024	2023
	(in thousands)
Net revenue	$717	$4,282
Cost of sales	(359)	(2,536)
Selling and marketing	(155)	(1,331)
General and administrative	(2)	(670)
Amortization of intangible assets	—	(382)
Non-operating other expense, net	(4)	(10)
Recognized contingent consideration	412	—
Loss on divestiture	(254)	—
Income (loss) from discontinued operations before income taxes	355	(647)
Income tax benefit	26	—
Net income (loss) from discontinued operations, net of tax	$381	$(647)

The key components of assets and liabilities of discontinued operations as of June 30, 2024, were as follows:

June 30,
2024
(in thousands)
ASSETS
Current assets of discontinued operations:
Accounts receivable, net	$91
Inventories	492
Prepaid expenses and other current assets	538
Total current assets of discontinued operations	1,121
Non-current assets of discontinued operations:
Other non-current assets	44
Total current and non-current assets of discontinued operations	$1,165

LIABILITIES
Current liabilities of discontinued operations:
Accounts payable	$126
Accrued liabilities	431
Total current liabilities of discontinued operations	$557

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s 2024 Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in the Company’s 2024 Form 10-K, and in Part II, Item 1A of this Form 10-Q.

Objective

The purpose of the Management’s Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three months ended September 30, 2024, and our financial condition as of September 30, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, our Unaudited Consolidated Financial Statements and Notes to the Unaudited Consolidated Financial Statements.

Overview

We are a pharmaceutical company focused on commercializing novel therapeutics. Our strategy is to become a leading pharmaceutical company that improves the lives of patients. We use a focused approach of in-licensing, acquiring, developing, and commercializing novel prescription therapeutics in order to continue building our portfolio of revenue-generating products and leveraging our commercial team’s expertise to build leading brands within large therapeutic markets. Our primary focus is on commercializing innovative prescription products that address conditions frequently developed or diagnosed in childhood, including ADHD. We are focusing our efforts on accelerating the growth of our commercial business and achieving operating cash flows. To achieve these goals, we indefinitely suspended active development of our clinical development programs and have wound down and divested unprofitable operations.

In July 2024 we completed the wind down and divestiture of our Consumer Health business (see Part I, Item 1, Note 20 – Discontinued Operations in this Form 10-Q for further detail) and now operate our business as a single operating and reporting segment, which is focused on our prescription pharmaceutical products sold primarily through third party wholesalers and pharmacies and which primarily consists of two product portfolios, the ADHD Portfolio and the Pediatric Portfolio. The ADHD Portfolio consists of products for the treatment of ADHD, primarily Adzenys (amphetamine), an extended-release orally disintegrating tablet and Cotempla (methylphenidate), an extended-release orally disintegrating tablet. The Pediatric Portfolio consists primarily of Karbinal (carbinoxamine maleate extended-release oral suspension), an extended-release first-generation antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions, and Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency. During the fourth quarter of fiscal 2024, we successfully completed the transition of all manufacturing of our ADHD products to a United States-based third-party contract manufacturer to improve the profitability of these products.

In July 2023, we entered into an exclusive collaboration, distribution and supply agreement with Medomie, a privately owned pharmaceutical company, for Medomie to sell Adzenys and Cotempla in Israel and the Palestinian Authority. In September 2024, we entered into an exclusive collaboration, distribution and supply agreement with Lupin, a subsidiary of global pharmaceutical company Lupin Limited, for Lupin to sell Adzenys and Cotempla in Canada. We will supply Adzenys and Cotempla to Medomie and Lupin based on forecasts and provide product training. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for both Adzenys and Cotempla, which is expected to occur over the next 18 to 24 months. The agreement with Medomie and the agreement with Lupin represent our first and second international commercial agreements for Adzenys and Cotempla, respectively.

In light of our own business activities and external developments in the biopharmaceutical industry, we regularly review our performance, prospects and risks such as the potential impact to our business resulting from our competitive landscape (i.e., entry of generic competitors, payer pressures, new branded entrants, etc.). These reviews have included consideration of potential partnerships, collaborations, and other strategic transactions such as acquisitions or divestitures of programs or technology to enhance stockholder value. We continue to evaluate potential strategic transactions and business combinations, but there can be no guarantee that we will be able to enter into such transactions and there can be no guarantee that such transactions will achieve our desired goals.

Business Environment

We continue to experience inflationary pressure and have experienced supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor. While we do not have sales or operations in Russia or Ukraine and we do not expect to have material sales or operations in the Middle East, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We expect that inflationary pressures and supply chain disruptions could continue to be significant across the business throughout fiscal 2025. We have not experienced stock outages for our ADHD products since the launch of those products, and the pediatric product supply has remained adequate to satisfy demand for the preceding four years.

In October 2024, we received a Paragraph IV Certification Notice Letter (“Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ NDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. We are currently reviewing the Notice Letter. We have 45 days from receipt of the Notice Letter to commence a patent infringement lawsuit against Granules to trigger a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. We plan to vigorously enforce our intellectual property rights related to Adzenys.

Results of Operations

The results of operations for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is as follows:

	Three Months Ended
	September 30,
	2024	2023	Change
	(in thousands)
Net revenue	$16,574	$17,817	$(1,243)
Cost of sales	4,589	4,779	(190)
Gross profit	11,985	13,038	(1,053)

Operating expenses:
Selling and marketing	5,659	6,091	(432)
General and administrative	5,125	6,295	(1,170)
Research and development	426	595	(169)
Amortization of intangible assets	921	924	(3)
Restructuring costs	784	—	784
Total operating expenses	12,915	13,905	(990)
Loss from operations	(930)	(867)	(63)
Other income, net	542	584	(42)
Interest expense	(994)	(1,283)	289
Derivative warrant liabilities gain (loss)	2,880	(5,907)	8,787
Income (loss) from continuing operations before income tax expense	1,498	(7,473)	8,971
Income tax expense	(405)	—	(405)
Net income (loss) from continuing operations	1,093	(7,473)	8,566
Net income (loss) from discontinued operations, net of tax	381	(647)	1,028
Net income (loss)	$1,474	$(8,120)	$9,594

Net Revenue

Net revenue by portfolio for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, is as follows:

	Three Months Ended
	September 30,
	2024	2023	Change
	(in thousands)
ADHD Portfolio	$15,264	$15,128	$136
Pediatric Portfolio	1,293	2,565	(1,272)
Other	17	124	(107)
Total net revenue	$16,574	$17,817	$(1,243)

During the three months ended September 30, 2024, net revenue decreased by $1.2 million, or 7%, compared to the same period ended September 30, 2023. The decrease was primarily due to a decrease in net revenue from the Pediatric Portfolio driven by payer changes last year that negatively affected prescription coverage. We entered into negotiations with a vendor that resulted in a reduction to the liability purportedly owed the vendor by $3.3 million, which resulted in a decrease in the estimated variable consideration accrual as of September 30, 2024, and a related increase in net revenue for our ADHD Portfolio of $3.3 million for the three months ended September 30, 2024.

Gross Profit

During the three months ended September 30, 2024, gross profit decreased by 8%, compared to the same period ended September 30, 2023. Gross profit percentage was 72% for the three months ended September 30, 2024, compared to 73% for the same period ended September 30, 2023.

Selling and Marketing

During the three months ended September 30, 2024, selling and marketing expense decreased by $0.4 million, or 7%, compared to the same periods ended September 30, 2023. The decrease was primarily driven by reduced commission expense and variable commercial marketing program fees in response to the lower revenue.

General and Administrative

During the three months ended September 30, 2024, general and administrative expense decreased by $1.2 million, or 19%, compared to the same period ended September 30, 2023. The decrease is primarily a result of continued cost reduction efforts and improved operational efficiencies.

Research and Development

During the three months ended September 30, 2024, research and development expense was relatively flat compared to the same period ended September 30, 2023. Our research and development costs are primarily associated with support for our commercialized products and costs associated with maintaining our intellectual property on our AR-101 asset.

Amortization of Intangible Assets

During the three months ended September 30, 2024, amortization expense of intangible assets, excluding amounts included in cost of sales, were relatively consistent compared to the same period ended September 30, 2023.

Restructuring Costs

During the three months ended September 30, 2024, we incurred $0.8 million of restructuring costs related to our previously announced operational realignment and related costs. During the three months ended September 30, 2023, no restructuring costs were incurred.

Other Income, Net

During the three months ended September 30, 2024, other income, net was relatively consistent compared to the same period ended September 30, 2023.

Interest Expense

During the three months ended September 30, 2024, interest expense decreased by $0.3 million, or 23%, compared to the same period ended September 30, 2023, primarily due to the extinguishment of our $15.0 million term loan while entering into the $13.0 million Eclipse Term Loan on more favorable terms during the fourth quarter of fiscal 2024.

Derivative Warrant Liabilities Gain (Loss)

The fair value of derivative warrant liabilities is calculated using either the Black-Scholes option pricing model or the Monte Carlo simulation model and is revalued at each reporting period, and changes are reflected through income or expense. For the three months ended September 30, 2024, we recognized an unrealized gain of $2.9 million from the fair value adjustment primarily driven by a decrease in our stock price during the three months ended September 30, 2024. For the three months ended September 30, 2023, we recognized an unrealized loss of $5.9 million from the fair value adjustment primarily driven by an increase in our stock price during the three months ended September 30, 2023.

Income Tax Expense

Income tax expense for continuing operations was $0.4 million for the three months ended September 30, 2024, which was an effective tax rate of 27.0%. This income tax expense was primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances.

For the three months ended September 30, 2023, income tax expense for continuing operations was zero with an effective tax rate of zero percent for those same periods, reflecting the full valuation allowance and no impact of Section 382 of the Internal Revenue Code.

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income (loss) from discontinued operations, net of tax is related to the wind down and divestiture of our Consumer Health business that was completed in the first quarter of fiscal 2025. See Part I, Item 1, Note 20 – Discontinued Operations in this Form 10-Q for further detail.

Liquidity and Capital Resources

Sources of Liquidity

We have obligations related to our loan agreements, milestone payments for licensed products, and manufacturing purchase commitments.

We finance our operations through a combination of sales of our common stock and warrants, borrowings under our line of credit facility and from cash generated from operations.

Shelf Registrations

On September 26, 2024, we filed a shelf registration statement on Form S-3, which was declared effective by the SEC on October 15, 2024. This shelf registration statement covers the offering, issuance and sale by us of up to an aggregate of $100.0 million of our common stock, preferred stock, debt securities, warrants, rights and units (the “2024 Shelf”). Through the filing date of this Form 10-Q, $100.0 million remains available under the 2024 Shelf. This availability is subject to the SEC’s “baby shelf” limitation as set forth in SEC Instruction I.B.6 limitation to the Form S-3.

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

Cash Flows

The following table shows cash flows for the three months ended September 30, 2024, and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(1,190)	$(211)	$(979)
Net cash provided by (used in) investing activities	$381	$(76)	$457
Net cash provided by (used in) financing activities	$911	$(2,734)	$3,645

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflects our net income (loss) from continuing operations, partially offset by cash provided by discontinued operations and changes in working capital and non-cash charges including stock-based compensation expense, derivative warrant liabilities gain or loss, depreciation, amortization and accretion, and other charges.

During the three months ended September 30, 2024, net cash used in operating activities totaled $1.2 million. The use of cash was primarily the result of the decrease in accounts receivable, net; inventories; prepaid expenses and other assets; other accrued liabilities; and accrued liabilities, partially offset by positive cash earnings (net income (loss) offset by non-cash depreciation, amortization and accretion, derivative warrant liabilities adjustment, and stock compensation expense). Additionally, these were partially offset by an increase in accounts payable.

During the three months ended September 30, 2023, net cash used in operating activities totaled $0.2 million. The use of cash was primarily the result of the decrease in accrued liabilities, partially offset by funds from the ERC program recorded in other operating liabilities (see Note 2 – Summary of Significant Accounting Policies and Note 9 – Other Liabilities). Additionally, these were partially offset by positive cash earnings (net loss offset by non-cash depreciation, amortization and accretion, derivative warrant liabilities adjustment, and stock compensation expense).

Net Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities for the three months ended September 30, 2024, were driven by cash received from the sale of fixed assets, partially offset by cash payments for fixed asset purchases.

Net cash used in investing activities were nominal during the three months ended September 30, 2023.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities of $0.9 million during the three months ended September 30, 2024, was primarily from net proceeds received from the revolving credit facility, partially offset by payments made to fixed payment arrangements and payments made on borrowings.

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

In May 2022, we entered into an the Tuzistra License Agreement. Pursuant to such termination, as of September 30, 2024, we have accrued a settlement liability of $5.8 million payable to Tris in other current liabilities on the consolidated balance sheet payable to Tris, with a provision that allows the Company to pay interest on any principal amounts due but remaining unpaid past July 2024.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments. As of September 30, 2024, the Tris Karbinal Agreement accrued fixed payment arrangement balance was $1.7 million recorded in other current liabilities on the consolidated balance sheet.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about our significant accounting policies, refer to our 2024 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Form 10-Q, that have a material effect, or are reasonably likely to have a material effect, on our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, we become involved in or are threatened with legal disputes arising from our business and operations in the normal course of business. Most of these disputes are not likely to have a material effect on our business, financial condition, or operations. There were no new material legal proceedings that were initiated or terminated during the period covered by this report and there have been no material developments in the material proceedings identified in Part I, Item 3 in our 2024 Form 10-K. For a description of our material pending legal proceedings, see Note 13 – Commitments and Contingencies of the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference. As of the filing of this report, no legal proceedings are pending against us that we believe individually or collectively are likely to have a materially adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2024 Form 10-K.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended  September 30, 2024, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AYTU BIOPHARMA, INC.

Date: November 13, 2024	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Ryan J. Selhorn
Ryan J. Selhorn
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)