Form 10-Q
period 2024-12-31
AYTU BIOPHARMA, INC
filed 2025-02-12
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 1, 2025, the registrant had 6,169,848 of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	June 30,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$20,398	$20,006
Accounts receivable, net	25,403	23,526
Inventories	11,085	12,141
Prepaid expenses and other current assets	6,167	5,097
Current assets of discontinued operations	—	1,121
Total current assets	63,053	61,891
Non-current assets:
Property and equipment, net	516	693
Operating lease right-of-use assets	1,178	829
Intangible assets, net	49,958	52,453
Other non-current assets	1,522	2,185
Non-current assets of discontinued operations	—	44
Total non-current assets	53,174	56,204
Total assets	$116,227	$118,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,699	$10,314
Accrued liabilities	39,372	38,143
Revolving credit facility	4,012	2,395
Current portion of debt	1,857	1,857
Other current liabilities	7,108	8,962
Current liabilities of discontinued operations	—	557
Total current liabilities	64,048	62,228
Non-current liabilities:
Debt, net of current portion	9,983	10,877
Derivative warrant liabilities	6,386	12,745
Other non-current liabilities	5,045	4,529
Total non-current liabilities	21,414	28,151

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.0001; 200,000,000 shares authorized; 6,169,681 and 5,972,638 shares issued and outstanding, respectively	1	1
Additional paid-in capital	348,475	347,688
Accumulated deficit	(317,711)	(319,973)
Total stockholders’ equity	30,765	27,716
Total liabilities and stockholders’ equity	$116,227	$118,095

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Net revenue	$16,221	$18,748	$32,795	$36,565
Cost of sales	5,435	4,145	10,024	8,924
Gross profit	10,786	14,603	22,771	27,641

Operating expenses:
Selling and marketing	5,272	5,218	10,931	11,309
General and administrative	4,449	4,800	9,574	11,095
Research and development	522	521	948	1,116
Amortization of intangible assets	921	918	1,842	1,842
Restructuring costs	1,317	—	2,101	—
Total operating expenses	12,481	11,457	25,396	25,362
(Loss) income from operations	(1,695)	3,146	(2,625)	2,279
Other income, net	140	96	682	680
Interest expense	(1,079)	(1,266)	(2,073)	(2,549)
Derivative warrant liabilities gain (loss)	3,016	(577)	5,896	(6,484)
Income (loss) from continuing operations before income tax expense	382	1,399	1,880	(6,074)
Income tax benefit (expense)	283	(780)	(122)	(780)
Net income (loss) from continuing operations	665	619	1,758	(6,854)
Net income (loss) from discontinued operations, net of tax	123	(839)	504	(1,486)
Net income (loss)	$788	$(220)	$2,262	$(8,340)

Basic weighted-average common shares outstanding (note 17)	6,132,060	5,517,670	6,100,204	5,499,951
Diluted weighted-average common shares outstanding (note 17)	8,485,112	5,517,670	8,782,794	5,499,951

Net income (loss) per share (note 17):
Basic - continuing operations	$0.11	$0.11	$0.29	$(1.25)
Diluted - continuing operations	$(0.28)	$0.11	$(0.47)	$(1.25)
Basic - discontinued operations, net of tax	$0.02	$(0.15)	$0.08	$(0.27)
Diluted - discontinued operations, net of tax	$0.01	$(0.15)	$0.06	$(0.27)
Basic - net income (loss)	$0.13	$(0.04)	$0.37	$(1.52)
Diluted - net loss	$(0.26)	$(0.04)	$(0.41)	$(1.52)

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2024	5,972,638	$1	$347,688	$(319,973)	$27,716
Stock-based compensation expense	564	—	173	—	173
Issuance of common stock from exercise of warrants	176,000	—	463	—	463
Net income	—	—	—	1,474	1,474
Balances, September 30, 2024	6,149,202	1	348,324	(318,499)	29,826
Stock-based compensation expense	20,479	—	151	—	151
Net income	—	—	—	788	788
Balances, December 31, 2024	6,169,681	$1	$348,475	$(317,711)	$30,765

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2023	5,517,174	$1	$343,485	$(304,129)	$39,357
Stock-based compensation expense	13,061	—	930	—	930
Net loss	—	—	—	(8,120)	(8,120)
Balances, September 30, 2023	5,530,235	1	344,415	(312,249)	32,167
Stock-based compensation expense	108	—	820	—	820
Issuance of common stock from exercise of warrants	37,004	—	86	—	86
Net loss	—	—	—	(220)	(220)
Balances, December 31, 2023	5,567,347	$1	$345,321	$(312,469)	$32,853

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,262	$(8,340)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization and accretion	2,766	3,634
Stock-based compensation expense	324	1,432
Derivative warrant liabilities (gain) loss	(5,896)	6,484
Amortization of debt discount and issuance costs	55	302
Inventory write-down	95	51
Other non-cash adjustments	(529)	(50)
Non-cash adjustments from discontinued operations	254	1,176
Changes in operating assets and liabilities:
Accounts receivable, net	(1,794)	(1,566)
Inventories	961	(1,805)
Prepaid expenses and other current assets	(679)	(830)
Accounts payable	1,329	(3,062)
Accrued liabilities	2,341	(3,554)
Other operating assets and liabilities, net	306	3,805
Changes in operating assets and liabilities from discontinued operations	(80)	1,977
Net cash provided by (used in) operating activities	1,715	(346)

Cash flows from investing activities:
Cash received from sales of fixed assets	668	—
Cash payments for fixed asset purchases	(142)	—
Other investing activities	—	(250)
Net cash provided by (used in) investing activities	526	(250)

Cash flows from financing activities:
Proceeds from issuance of stock and warrants	—	86
Net proceeds received from (payments made on) revolving credit facility	1,617	(537)
Payment made to fixed payment arrangements	(2,537)	(2,204)
Payment of stock issuance costs	—	(160)
Payments made to borrowings	(929)	(45)
Net cash used in financing activities	(1,849)	(2,860)

Net change in cash and cash equivalents	392	(3,456)
Cash and cash equivalents at beginning of period	20,006	22,985
Cash and cash equivalents at end of period	$20,398	$19,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$752	$2,170
Cash paid for income taxes	$1,419	$432
Non-cash investing and financing activities:
Other non-cash investing and financing activities	$483	$—

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

In July 2023, the Company entered into an exclusive collaboration, distribution and supply agreement with Medomie Pharma Ltd (“Medomie”), a privately owned pharmaceutical company, for Medomie to sell Adzenys and Cotempla in Israel and the Palestinian Authority. In September 2024, the Company entered into an exclusive collaboration, distribution and supply agreement with Lupin Pharma Canada Ltd (“Lupin”), a subsidiary of global pharmaceutical company Lupin Limited, for Lupin to sell Adzenys and Cotempla in Canada. The Company will supply Adzenys and Cotempla to Medomie and Lupin based on forecasts and provide various product commercialization resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for both Adzenys and Cotempla, which is expected to occur over the next 18 to 24 months. The agreement with Medomie and the agreement with Lupin represent the Company’s first and second international commercial agreements for Adzenys and Cotempla, respectively.

Note 2 - Summary of Significant Accounting Policies

Principals of Consolidation

The Company’s unaudited consolidated financial statements and notes thereto include the accounts of its wholly owned subsidiaries Aytu Therapeutics, LLC and Neos Therapeutics, Inc. and their respective wholly owned subsidiaries, as well as Innovus Pharmaceuticals, Inc. (“Innovus”) and its wholly owned subsidiaries prior to the divestiture of Innovus on July 31, 2024. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The unaudited consolidated financial statements and notes thereto contained in this Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Form 10-K, which included all disclosures required by U.S. GAAP. In the opinion of management, these unaudited consolidated financial statements and notes thereto contain all adjustments necessary for the fair statement of the financial position of the Company and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of  June 30, 2024, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the period ended December 31, 2024, are not necessarily indicative of expected operating results for the full year or any future period.

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

Prior Period Reclassification

Certain prior year amounts in the Company’s unaudited consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact operating results for the three and six months ended December 31, 2024, and 2023, or cash flows for the six months ended December 31, 2024, and 2023, or the Company’s financial position as of December 31, 2024, or June 30, 2024.

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

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the three and six months ended December 31, 2024.

The Company recorded for income (loss) from continuing operations an income tax benefit of $0.3 million, which represented an effective tax rate of negative 74.1% and income tax expense of $0.8 million, which represented an effective tax rate of 55.8%, for the three months ended December 31, 2024, and 2023, respectively. The Company recorded for income (loss) from continuing operations an income tax expense of $0.1 million, which represented an effective tax rate of 6.5% and income tax expense of $0.8 million, which represented an effective tax rate of negative 12.8% for the six months ended December 31, 2024, and 2023, respectively. These effective tax rates were primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances, the divestiture of the Company’s Consumer Health business that occurred during the first quarter of fiscal 2025 and changes to the Company’s first quarter of fiscal 2025 projections, which resulted in an income tax benefit for the current quarter.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s consolidated financial statements and disclosures.

For a complete set of the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s 2024 Form 10-K. There have been no significant changes to the Company’s significant accounting policies and there is no other accounting guidance that has been issued and not yet adopted that is applicable to the Company and that would have a material effect on the Company’s unaudited consolidated financial statements and related disclosures as of December 31, 2024, and through the filing of this Form 10-Q.

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

Savings offers, rebates, and wholesaler chargebacks reflect the terms of underlying agreements, which may vary. Accordingly, actual amounts will depend on the mix of sales by product and contracting entity. Future returns may not follow historical trends. The Company’s periodic adjustments of its estimates are subject to time delays between the initial product sale, and the ultimate reporting and settlement of deductions. The Company entered into negotiations with a vendor related to certain variable interest accruals that reduce revenue for the Company’s ADHD Portfolio. As a result of these negotiations, the Company and the vendor agreed to a reduction to the liability purportedly owed by the Company of $3.3 million, which resulted in a decrease in the estimated variable consideration accrual, and a related increase in net revenue of $3.3 million in the first quarter of fiscal 2025.

Revenue by Product Portfolio

Net revenue disaggregated by significant product portfolio for the three and six months ended December 31, 2024, and 2023, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands)
ADHD Portfolio	$13,816	$16,572	$29,080	$31,700
Pediatric Portfolio	2,400	2,145	3,693	4,710
Other	5	31	22	155
Total net revenue	$16,221	$18,748	$32,795	$36,565

Other includes net revenue from various discontinued or deprioritized products. The Consumer Health business was divested in the first quarter of fiscal 2025 and is reported within discontinued operations (see Note 20 – Discontinued Operations).

Revenue by Geographic Location

The Company’s net revenue is predominately within the United States, with insignificant international sales.

Note 4 - Inventories

Inventories consist of raw materials, work in process and finished goods, and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred inventory write-downs of less than $0.1 million and $0.1 million for the three months ended December 31, 2024, and 2023, respectively, and $0.1 million for both the six months ended December 31, 2024, and 2023, respectively.

Inventories consist of the following:

	December 31,	June 30,
	2024	2024
	(in thousands)
Raw materials	$494	$266
Work in process	3,103	5,725
Finished goods	7,488	6,150
Inventories	$11,085	$12,141

Note 5 - Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term. Depreciation and amortization expense from property and equipment was less than $0.1 million and $0.3 million for the three months ended December 31, 2024, and 2023, respectively, and $0.1 and $0.6 million for the six months ended December 31, 2024, and 2023, respectively.

Property and equipment, net, consist of the following:

	December 31,	June 30,
	2024	2024
	(in thousands)
Manufacturing and lab equipment	$721	$1,838
Office equipment, furniture and other	282	945
Leasehold improvements	164	35
Property and equipment, gross	1,167	2,818
Less: accumulated depreciation and amortization	(651)	(2,125)
Property and equipment, net	$516	$693

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

The components of lease costs are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$143	$381	$265	$741	Operating expenses
Short-term lease cost	86	21	177	44	Operating expenses
Finance lease cost:
Amortization of leased assets	—	15	—	29	Cost of sales
Interest on lease liabilities	—	1	—	2	Interest expense
Total lease cost	$229	$418	$442	$816

Supplemental balance sheet information related to leases is as follows:

	December 31,	June 30,
	2024	2024	Balance Sheet Classification
	(in thousands)
Assets:
Non-current: operating leases	$1,178	$829	Operating lease right-of-use assets

Liabilities:
Current: operating leases	$182	$712	Other current liabilities
Non-current: operating leases	1,106	577	Other non-current liabilities
Total lease liabilities	$1,288	$1,289

The remaining weighted-average lease term and discount rate used are as follows:

	December 31,	June 30,
	2024	2024
Weighted-average remaining lease term (years):
Operating lease right-of-use assets	5.6	2.7
Weighted-average discount rate:
Operating lease right-of-use assets	12.1%	10.0%

Supplemental cash flow information related to leases is as follows:

	Six Months Ended
	December 31,
	2024	2023
	(in thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$606	$697
Operating cash flows from finance leases	$—	$2
Financing cash flows from finance leases	$—	$46

As of June 30, 2024, the Company did not have any remaining finance leases. As of December 31, 2024, the Company’s future minimum lease payments were as follows:

Operating
(in thousands)
2025 (remaining 6 months)	$123
2026	399
2027	377
2028	386
2029	358
2030	230
Thereafter	19
Total lease payments	1,892
Less: imputed interest	(479)
Less: tenant improvement allowance	(125)
Lease liabilities	$1,288

Note 7 - Intangible Assets

A summary of the Company’s definite-lived intangible assets as of December 31, 2024, and June 30, 2024, respectively, is as follows:

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Acquired product technology rights	$41,268	$(14,791)	$26,477	10.3
Acquired technology rights	30,200	(6,719)	23,481	13.2
Total intangible assets	$71,468	$(21,510)	$49,958	11.7

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Acquired product technology rights	$41,268	$(13,184)	$28,084	10.7
Acquired technology rights	30,200	(5,831)	24,369	13.8
Total intangible assets	$71,468	$(19,015)	$52,453	12.0

Carrying amounts are net of any impairment charges from prior periods. An intangible asset with zero net carrying amount at the end of a reporting period is not presented in the table of a future reporting period. Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.2 million for both of the three months ended December 31, 2024, and 2023, and $2.5 million for both of the six months ended December 31, 2024, and 2023.

The following table summarizes the estimated future amortization expense to be recognized over the next five fiscal years and periods thereafter:

Estimated Future Amortization Expense
(in thousands)
2025 (remaining 6 months)	$2,495
2026	4,989
2027	4,989
2028	4,989
2029	4,989
2030	2,847
Thereafter	24,660
Total future amortization expense	$49,958

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

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	June 30,
	2024	2024
	(in thousands)
Accrued savings offers	$14,507	$11,054
Accrued program liabilities	7,021	9,964
Accrued customer and product related fees	5,735	5,395
Return reserve	5,111	4,832
Accrued employee compensation	3,971	4,603
Other accrued liabilities	3,027	2,295
Total accrued liabilities	$39,372	$38,143

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

Note 9 - Other Liabilities

Other liabilities consist of the following:

	December 31,	June 30,
	2024	2024
	(in thousands)
Fixed payment arrangements	$6,926	$8,337
Employee retention credit	3,759	3,759
Operating lease liabilities	1,288	1,289
Other	180	106
Total other liabilities	12,153	13,491
Less: current portion of other liabilities	(7,108)	(8,962)
Total non-current portion of other liabilities	$5,045	$4,529

Fixed Payment Arrangements

Fixed payment arrangements represent obligations to a licensor assumed as part of the acquisition of products from Cerecor, Inc. in 2019, including fixed and variable payments.

In May 2022, the Company entered into an agreement with Tris to terminate the license, development, manufacturing and supply agreement dated November 2, 2018, related to Tuzistra XR (the “Tuzistra License Agreement”). Pursuant to such termination, as of December 31, 2024, the Company has accrued a settlement liability of $5.8 million in other current liabilities on the consolidated balance sheet payable to Tris, with a provision that allows the Company to pay interest on any principal amounts due but remaining unpaid past July 2024.

The Tris Karbinal Agreement grants the Company the exclusive right to distribute and sell Karbinal in the United States. The initial term of the agreement was 20 years. The Company pays Tris a royalty equal to 23.5% of net revenue from the product. The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make-whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The final annual make-whole payment is due in August 2025. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net revenue from the product, the first of which is triggered at $40.0 million. As of December 31, 2024, the Tris Karbinal Agreement accrued fixed payment arrangement balance was $1.2 million recorded in other current liabilities on the consolidated balance sheet.

Employee Retention Credit

The $3.8 million ERC accrual in other non-current liabilities as of December 31, 2024, represents the proceeds the Company received from the ERC program during the first quarter of fiscal 2024. Please see Note 2 – Significant Accounting Policies for further detail.

Operating Lease Liabilities

The Company has entered into various operating lease agreements for certain of its offices, manufacturing facilities and equipment. Please see Note 6 - Leases for further detail.

Other

Other consists of taxes payable, deferred cost related to the Company’s technology transfer, and various other accruals, none of which individually or in the aggregate represent greater than five percent of total liabilities.

Note 10 - Revolving Credit Facility

On June 12, 2024, the Company and certain of its subsidiaries entered into consent, joinder and amendment No. 5 (the “Eclipse Amendment No. 5”) to the loan and security agreement dated October 2, 2019, as amended by amendment No. 1, dated March 19, 2021, amendment No. 2, dated January 26, 2022, amendment No. 3, dated June 1, 2022, amendment No. 4 dated March 24, 2023, and the Eclipse Amendment No. 5 (together the “Eclipse Agreement”) with Eclipse Business Capital LLC (“Eclipse”), as agent, and the lenders party thereto (agent and such lenders, collectively, the “Eclipse Lender”). Under the Eclipse Amendment No. 5, which provided for among other things, two loan agreements, a term loan (the “Eclipse Term Loan”) and a revolving credit facility (the “Eclipse Revolving Loan”). The Eclipse Term Loan is described further in Note 11 - Long-Term Debt. The Eclipse Revolving Loan provides for a maximum amount available under the revolving credit facility provided under the Eclipse Agreement of $14.5 million at an interest rate of the secured overnight financing rate as administered by the SOFR Administrator (“SOFR”) plus 4.5%. In addition, the Company is required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of revolving loans under the Eclipse Agreement remains subject to a borrowing base and reserve, and availability blockage requirements. The Eclipse Revolving Loan maturity date, as amended, is June 12, 2028, and the effective interest rate was 9.2% as of December 31, 2024.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Agreement, together with accrued interest and fees, to be immediately due and payable, plus any additional applicable amounts relating to a prepayment or termination, as described above. As of December 31, 2024, the Company was in compliance with the covenants under the Eclipse Agreement. The Company’s obligations under the Eclipse Agreement are secured by substantially all of the Company’s assets, as defined further in the Eclipse Agreement.

Total interest expense on the Eclipse Revolving Loan, including amortization of deferred financing costs, was less than $0.1 million for both of the three months ended December 31, 2024, and 2023, and was $0.1 million for both of the six months ended December 31, 2024, and 2023. The amounts drawn on the Eclipse Revolving Loan were $4.0 million and $2.4 million as of  December 31, 2024, and June 30, 2024, respectively. The unused revolving credit facility amount as of December 31, 2024, was $7.9 million.

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

In addition to the debt discount discussed above, the Company also incurred $0.4 million loan origination, legal and other fees. The debt discount and issuance costs were being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 16.6%. Total interest expense on the Avenue Capital loan, including debt discount amortization, was $0.7 million and $1.5 million for the three and six months ended December 31, 2023, respectively.

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

Eclipse Term Loan

On June 12, 2024, the Company and certain of its subsidiaries entered into Eclipse Amendment No. 5, which provided for among other things, the Eclipse Term Loan and the Eclipse Revolving Loan described further in Note 10 - Revolving Credit Facility. The Eclipse Term Loan consists of a principal amount of $13.0 million, at an interest rate of SOFR plus 7.0%, with a four-year term maturing on June 12, 2028, and a straight-line loan amortization period of seven years, which would provide for a loan balance at the end of the four-year term of $5.6 million to be repaid on June 12, 2028, the maturity date. The Company used the proceeds of the Eclipse Term Loan and a portion of the proceeds from warrant exercises described below to repay in full the Avenue Capital loan. The effective interest rate on the Eclipse Term Loan was 11.7% as of December 31, 2024.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make certain asset sales without the prior written consent of the Eclipse Lender. A failure to comply with these covenants could permit the Eclipse Lender to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any additional applicable amounts relating to a prepayment or termination, as described above. As of December 31, 2024, the Company was in compliance with the covenants under the Eclipse Agreement. The Company incurred interest expense on the Eclipse Term Loan, including debt discount and issuance costs amortization, of $0.4 million and $0.8 million for the three and six months ended  December 31, 2024, respectively.

Long-term debt consists of the following:

	December 31,	June 30,
	2024	2024
	(in thousands)
Term loan principal amount	$12,071	$13,000
Unamortized debt discount and issuance costs	(231)	(266)
Total debt	11,840	12,734
Less: current portion of debt	(1,857)	(1,857)
Total debt, net of current portion	$9,983	$10,877

Future principal payments of the Eclipse Term Loan are as follows:

Future Principal Payments
(in thousands)
2025 (remaining 6 months)	$928
2026	1,857
2027	1,857
2028	7,429
Total future principal payments	12,071
Less: unamortized debt discount and issuance costs	(231)
Less: current portion of debt	(1,857)
Total debt, net of current portion	$9,983

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities, contingent consideration liabilities, fixed payment arrangements, and current and non-current debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Current and non-current debt are reported at their amortized costs on the Company’s consolidated balance sheets. The remaining financial instruments are reported on the Company’s consolidated balance sheets at amounts that approximate current fair values. The Company’s carrying value of its consolidated amounts of cash and cash equivalents approximate their fair value as of  December 31, 2024, and June 30, 2024, and are categorized within level 1 of the U.S. GAAP fair value hierarchy. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurements

The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  December 31, 2024, and June 30, 2024, by level within the fair value hierarchy as follows:

	Fair Value at December 31,	Fair Value Measurements at December 31, 2024
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$6,386	$—	$—	$6,386
Total	$6,386	$—	$—	$6,386

	Fair Value at June 30,	Fair Value Measurements at June 30, 2024
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$12,745	$—	$—	$12,745
Total	$12,745	$—	$—	$12,745

Summary of Level 3 Input Changes

A summary of changes to those fair value measures using Level 3 inputs is as follows:

Derivative
Warrant Liabilities
(in thousands)
Balance as of June 30, 2024	$12,745
Settlements (1)	(463)
Included in earnings	(5,896)
Balance as of December 31, 2024	$6,386

(1)	Relates to the exercise of 176,000 of the Tranche B Pre-Funded Warrants during the first quarter of fiscal 2025, which were liability classified and exercised at a price of $0.0001 per share.

Significant Assumptions

The valuation methodologies and key assumptions used for the mark to market fair value measurements of derivative warrant liabilities as of December 31, 2024, are as follows:

	June 2023 Warrants	Warrants
	Tranche A	Other (1)
	Monte Carlo &
	Black-Scholes	Black-Scholes
Aytu closing stock price	$ 1.70	$ 1.70
Equivalent term (years)	3.4	2.1-2.7
Expected volatility	80.8%	74.7%-80.5%
Risk-free rate	4.3%	4.3%
Dividend yield	0.0%	0.0%

(1)	Includes August 2022 Warrants, March 2022 Warrants, Avenue Capital Warrants and Tranche B Pre-Funded Warrants. See Note 16 - Warrants for definitions of these terms and further information.

Note 13 - Commitments and Contingencies

Pediatric Portfolio Fixed Payments and Product Milestone

The Tris Karbinal Agreement grants the Company the exclusive right to distribute and sell Karbinal in the United States. The initial term of the agreement was 20 years. The Company pays Tris a royalty equal to 23.5% of net revenue from the product.

The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make-whole payment of $30 for each unit under the 70,000‑unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The final annual make-whole payment is due in August 2025. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net revenue from the product, the first of which is triggered at $40.0 million.

Legal Matters

Witmer Class-Action Securities Litigation

A stockholder derivative suit was filed on September 12, 2022, in the Delaware Chancery Court by Paul Witmer, derivatively and on behalf of all Aytu stockholders, against Armistice Capital, LLC, Armistice Capital Master Fund, Ltd., Steve Boyd (Armistice’s Chief Investment Officer and Managing Partner, and a former director of Aytu), and certain other current and former directors of Aytu, Joshua R. Disbrow, Gary Cantrell, John Donofrio, Jr., Michael Macaluso, Carl Dockery and Ketan B. Mehta. Plaintiff amended the complaint on April 5, 2023. The Amended Complaint dropped Mr. Macaluso as a defendant and alleges that (i) Armistice facilitated the sale of assets of Cerecor in 2019 and Innovus in 2020 to Aytu in exchange for convertible securities which it subsequently converted and sold at a profit on the open market; (ii) the Armistice defendants breached their fiduciary duties, were unjustly enriched and wasted corporate assets in connection with these acquisitions; (iii) the Armistice defendants breached their fiduciary duties by engaging in insider trading; and (iv) the other directors breached their fiduciary duties, and aided and abetted the Armistice defendants’ breaches of fiduciary duties, in connection with these acquisitions. The Amended Complaint sought unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees. While the Company believes that this lawsuit is without merit and have vigorously defended against it, the Company agreed to settle the matter for various corporate governance modifications and the payment of plaintiff’s attorneys’ fees. On January 13, 2025, the court approved the settlement.

Granules PIV

On October 31, 2024, the Company received a Paragraph IV Certification Notice Letter (“Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ New Drug Application (“NDA”) for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. On December 11, 2024, the Company filed a patent infringement lawsuit against Granules which triggered a stay precluding the United States Food and Drug Administration (“FDA”) from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, and a trial has been scheduled for to being on December 7, 2026. The Company plans to vigorously enforce its intellectual property rights related to Adzenys.

Revive Investing

The Company had been named as a nominal plaintiff in a lawsuit by two shareholders against Armistice Capital Master Fund, Ltd, entitled Revive Investing, LLC. et al v. Armistice Master Fund, Ltd. et al, Case 1:20-cv-02849-CMA-TPO, in the United States District Court for the District of Colorado, contending that Armistice was liable for short swing trading profits in violation of Section 16(b) of the Exchange Act for certain trades it made in Company stock in 2019 and 2020 and must disgorge those profits to the Company. That matter proceeded to trial before a jury, which on January 29, 2025, returned a verdict finding no liability.

Note 14 - Stockholders’ Equity

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of December 31, 2024, included in common stock outstanding are 36,256 shares of unvested restricted stock issued to executives, directors and employees.

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

Note 15 - Equity Incentive Plans

2023 Equity Incentive Plan

On May 18, 2023, the Company’s stockholders approved the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). Prior to the Company’s adoption of the 2023 Equity Incentive Plan, the Company awarded equity incentive grants to its directors and employees under the Aytu BioScience, Inc. 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”) and the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the “Neos 2015 Plan”, and collectively with the Aytu 2015 Plan, the “2015 Plans”). For the 2023 Equity Incentive Plan, the stockholders approved (i) 200,000 new shares; (ii) 87,129 shares available for grant under the 2015 Plans be “rolled over” to the 2023 Equity Incentive Plan; and (iii) any shares that are returned to the Company under the 2015 Plans be added to the 2023 Equity Incentive Plan. With the approval of the 2023 Equity Incentive Plan, no additional awards will be granted under the 2015 Plans. All outstanding awards previously granted under previous stock incentive plans will remain outstanding and subject to the terms of the plans. Stock options granted under the 2023 Equity Incentive Plan have contractual terms of 10 years or less from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards and restricted stock units have a vesting period of 3 to 4 years. As of December 31, 2024, the Company had 87,636 shares that are available for grant under the 2023 Equity Incentive Plan.

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

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding at June 30, 2024	146,539	$6.18	8.8
Granted	83,000	$1.84	2.3
Forfeited/cancelled	(8,147)	$5.73	—
Outstanding at December 31, 2024	221,392	$4.57	8.3

Exercisable at December 31, 2024	81,399	$9.02	6.6

During the six months ended  December 31, 2024, the Company granted 83,000 stock options with a weighted average exercise price per option of $1.84. As of December 31, 2024, there was $0.2 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock

Restricted stock activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2024	24,105	$100.34
Granted	20,000	$1.79
Vested	(7,853)	$15.33
Unvested at December 31, 2024	36,252	$64.38

During the six months ended  December 31, 2024, the Company granted 20,000 shares of restricted stock under the Company’s 2023 Equity Incentive Plan with a weighted average grant date fair value of $1.79 per share. As of December 31, 2024, there was $0.9 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.3 years.

During the six months ended  December 31, 2024, no restricted stock was granted outside of the Company’s equity incentive plan. As of December 31, 2024, there was $0.2 million total unrecognized compensation costs related to non-vested restricted stock issued outside of the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years. As of December 31, 2024, 4 shares of restricted stock remain unvested that were granted outside of the Company’s equity incentive plan.

Restricted Stock Units

Restricted stock units (“RSU” or “RSUs”) activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2024	1,775	$24.14
Vested	(1,043)	$24.13
Forfeited	(167)	$26.20
Unvested at December 31, 2024	565	$23.55

During the six months ended  December 31, 2024, no RSUs were granted. As of December 31, 2024, there was less than $0.1 million of unrecognized compensation costs related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 0.2 years.

Stock-based compensation expense related to the fair value of stock options, restricted stock, and RSUs was included in the consolidated statements of operations as set forth in the below table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands)
Cost of sales	$—	$1	$1	$1
Research and development	1	2	3	3
Selling and marketing	14	—	46	—
General and administrative	136	704	274	1,428
Net income (loss) from discontinued operations, net of tax	—	113	—	318
Total stock-based compensation expense	$151	$820	$324	$1,750

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

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years (4)
Outstanding June 30, 2024 (1)	6,075,880	$3.71	3.6
Warrants exercised (2)	(176,000)	$0.0001	—
Outstanding December 31, 2024 (3)	5,899,880	$3.22	2.0

(1)	The number of warrants outstanding as of June 30, 2024, is comprised of 3,821,115 liability classified warrants, 430,217 liability classified June 2023 Pre-Funded Warrants, 1,806,434 liability classified Tranche B Pre-Funded Warrants and 18,114 equity classified warrants.
(2)	Warrants exercised during the first quarter of fiscal 2025 were 176,000 of the Tranche B Warrants, which were exercised at a price of $0.0001 per share.
(3)

The number of warrants outstanding as of December 31, 2024, is comprised of 3,821,115 liability classified warrants, 430,217 liability classified June 2023 Pre-Funded Warrants, 1,630,424 liability classified Tranche B Pre-Funded Warrants and 18,114 equity classified warrants.

(4)	As pre-funded warrants do not have an expiration date, they have been excluded from the calculation of the weighted average remaining contractual life in years.

Note 17 - Earnings Per Share

Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing adjusted net income or loss by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of warrants to purchase common stock that are either liability classified or equity classified (see Note 16 – Warrants); employee stock options (see Note 15 – Equity Incentive Plans); employee unvested restricted stock (see Note 15 – Equity Incentive Plans); and employee unvested restricted stock units (see Note 15 – Equity Incentive Plans). For the three and six months ended December 31, 2024, and 2023, if the Company incurred a net loss from continuing operations; a net loss from discontinued operations, net of tax; or a net loss then the Company did not include common equivalent shares in the computation of diluted net loss from continuing operations per share; diluted net loss from discontinued operations, net of tax; or diluted net loss per share because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and the denominator used in the basic per share calculations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
BASIC
Numerators:
Net income (loss) from continuing operations	$665	$619	$1,758	$(6,854)
Net income (loss) from discontinued operations, net of tax	123	(839)	504	(1,486)
Net income (loss)	$788	$(220)	$2,262	$(8,340)
Denominator:
Basic weighted-average common shares outstanding	6,132,060	5,517,670	6,100,204	5,499,951
Per share calculations:
Net income (loss) per share from continuing operations	$0.11	$0.11	$0.29	$(1.25)
Net income (loss) per share from discontinued operations, net of tax	$0.02	$(0.15)	$0.08	$(0.27)
Net income (loss) per share	$0.13	$(0.04)	$0.37	$(1.52)

The following is a reconciliation of the numerator and the denominator used in the diluted per share calculations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands, except share and per share data)
DILUTED: CONTINUING OPERATIONS
Numerator:
Net income (loss) from continuing operations	$665	$619	$1,758	$(6,854)
Adjustment for change in fair value of warrant liabilities	(3,016)	—	(5,896)	—
Adjusted numerator - net (loss) income from continuing operations	$(2,351)	$619	$(4,138)	$(6,854)
Denominator:
Basic weighted-average common shares outstanding	6,132,060	5,517,670	6,100,204	5,499,951
Dilutive effect of warrants to purchase common stock	2,342,087	—	2,669,216	—
Dilutive effect of unvested restricted stock and restricted stock units	10,965	—	13,374	—
Diluted weighted-average common shares outstanding	8,485,112	5,517,670	8,782,794	5,499,951
Per share calculation:
Net (loss) income per share from continuing operations	$(0.28)	$0.11	$(0.47)	$(1.25)

DILUTED: DISCONTINUED OPERATIONS
Numerator:
Net income (loss) from discontinued operations, net of tax	$123	$(839)	$504	$(1,486)
Denominator:
Basic weighted-average common shares outstanding	6,132,060	5,517,670	6,100,204	5,499,951
Dilutive effect of warrants to purchase common stock	2,342,087	—	2,669,216	—
Dilutive effect of unvested restricted stock and restricted stock units	10,965	—	13,374	—
Diluted weighted-average common shares outstanding	8,485,112	5,517,670	8,782,794	5,499,951
Per share calculation:
Net income (loss) per share from discontinued operations, net of tax	$0.01	$(0.15)	$0.06	$(0.27)

DILUTED: NET INCOME (LOSS)
Numerator:
Net income (loss)	$788	$(220)	$2,262	$(8,340)
Adjustment for change in fair value of warrant liabilities	(3,016)	—	(5,896)	—
Adjusted numerator - net loss	$(2,228)	$(220)	$(3,634)	$(8,340)
Denominator:
Basic weighted-average common shares outstanding	6,132,060	5,517,670	6,100,204	5,499,951
Dilutive effect of warrants to purchase common stock	2,342,087	—	2,669,216	—
Dilutive effect of unvested restricted stock and restricted stock units	10,965	—	13,374	—
Diluted weighted-average common shares outstanding	8,485,112	5,517,670	8,782,794	5,499,951
Per share calculation:
Net loss per share	$(0.26)	$(0.04)	$(0.41)	$(1.52)

The following table sets forth securities that could be considered anti-dilutive, and therefore are excluded from the calculation of diluted weighted-average common shares outstanding and related per share calculations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Warrants to purchase common stock - liability classified (note 16)	3,539,679	6,498,980	3,212,550	6,498,980
Warrants to purchase common stock - equity classified (note 16)	18,114	39,072	18,114	39,072
Employee unvested restricted stock (note 15)	25,291	40,017	22,882	40,017
Employee unvested restricted stock units (note 15)	512	2,898	565	2,898
Employee stock options (note 15)	221,392	149,087	221,392	149,087
Total anti-dilutive securities	3,804,988	6,730,054	3,475,503	6,730,054

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

Note 19 - Restructuring Costs

As part of the Company’s previously announced restructuring activities related to the wind down and divestiture of the Consumer Health business and the closure of the Grand Prairie, Texas manufacturing site, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs, right of use asset impairment charges, fixed asset and other asset impairment charges, accelerated depreciation of fixed assets, contract termination costs, and inventory write-downs. Severance and employee benefit costs primarily relate to cash severance. Restructuring costs associated with the Consumer Health business are recorded within the net income (loss) from discontinued operations, net of tax in the unaudited consolidated financial statement of operations (see Note 20 - Discontinued Operations).

The expense associated with the closure of the Grand Prairie, Texas manufacturing site such as severance and employee benefits and exit and disposal activities are included in restructuring costs in the consolidated statements of operations. There have been no inventory write-downs associated with this closure. During the three and six months ended December 31, 2024, the Company incurred $1.3 million and $2.1 million, respectively, of costs associated with exit and disposal activities related to its previously announced operational realignment and related costs. The Company does not expect to incur additional significant restructuring costs.

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

The accounting requirements for reporting the Consumer Health business as discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, the accompanying unaudited consolidated financial statements for all periods presented reflect this business as a discontinued operation and certain assets and liabilities of discontinued operations have been reclassified to the current assets of discontinued operations; non-current assets of discontinued operations; and current liabilities of discontinued operations financial statement line items on the accompanying unaudited consolidated balance sheet as of June 30, 2024. The Company elected to record the contingent consideration portion of the arrangement when the consideration is determined to be realizable and, therefore, the Company did not record a contingent consideration asset at the transaction date and any subsequent proceeds will not be recognized until the contingent consideration asset is realizable, at which point the Company recognizes it to income (loss) from discontinued operations.

The key components of net income (loss) from discontinued operations, net of tax for the three and six months ended December 31, 2024, and 2023, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
	(in thousands)
Net revenue	$—	$4,186	$717	$8,468
Cost of sales	—	(2,586)	(359)	(5,122)
Selling and marketing	—	(1,358)	(155)	(2,689)
General and administrative	—	(642)	(2)	(1,312)
Amortization of intangible assets	—	(382)	—	(764)
Non-operating other expense, net	—	(9)	(4)	(19)
Recognized contingent consideration	175	—	587	—
Loss on divestiture	—	—	(254)	—
Income (loss) from discontinued operations before income taxes	175	(791)	530	(1,438)
Income tax expense	(52)	(48)	(26)	(48)
Net income (loss) from discontinued operations, net of tax	$123	$(839)	$504	$(1,486)

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

Objective

The purpose of the Management’s Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three and six months ended December 31, 2024, and our financial condition as of December 31, 2024. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and notes thereto.

Overview

We are a pharmaceutical company focused on commercializing novel therapeutics. Our strategy is to become a leading pharmaceutical company that improves the lives of patients. We use a focused approach of in-licensing, acquiring, developing, and commercializing novel prescription therapeutics in order to continue building our portfolio of revenue-generating products and leveraging our commercial team’s expertise to build leading brands within large therapeutic markets. Our primary focus is on commercializing innovative prescription products that address conditions frequently developed or diagnosed in childhood, including ADHD. We are focusing our efforts on accelerating the growth of our commercial business and achieving positive operating cash flows. To achieve these goals, we indefinitely suspended active development of our clinical development programs and have wound down and divested unprofitable operations.

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

In July 2023, we entered into an exclusive collaboration, distribution and supply agreement with Medomie, a privately owned pharmaceutical company, for Medomie to sell Adzenys and Cotempla in Israel and the Palestinian Authority. In September 2024, we entered into an exclusive collaboration, distribution and supply agreement with Lupin, a subsidiary of global pharmaceutical company Lupin Limited, for Lupin to sell Adzenys and Cotempla in Canada. We will supply Adzenys and Cotempla to Medomie and Lupin based on forecasts and provide various product commercialization resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for both Adzenys and Cotempla, which is expected to occur over the next 18 to 24 months. The agreement with Medomie and the agreement with Lupin represent our first and second international commercial agreements for Adzenys and Cotempla, respectively.

In light of our own business activities and external developments in the biopharmaceutical industry, we regularly review our performance, prospects and risks such as the potential impact to our business resulting from our competitive landscape (i.e., entry of generic competitors, payer pressures, new branded entrants, etc.). These reviews have included consideration of potential partnerships, collaborations, and other strategic transactions such as acquisitions or divestitures of programs or technology to enhance stockholder value. We continue to evaluate potential strategic transactions and business combinations, but there can be no guarantee that we will be able to enter into such transactions, and there can be no guarantee that such transactions will achieve our desired goals.

Business Environment

We continue to experience inflationary pressure and have experienced supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor. While we do not have sales or operations in Russia or Ukraine and we do not expect to have significant sales or operations in the Middle East, it is possible that the conflict or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. We expect that inflationary pressures and supply chain disruptions could continue to be significant across the business throughout fiscal 2025. We have not experienced stock outages for our ADHD products since the launch of those products, and the pediatric product supply has remained adequate to satisfy demand for the preceding four years.

In October 2024, we received a Paragraph IV Certification Notice Letter (“Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ NDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. We timely filed a patent infringement lawsuit on December 11, 2024, against Granules to trigger a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. We plan to vigorously enforce our intellectual property rights related to Adzenys.

On November 11, 2024, we separated from Mark K. Oki as our Chief Financial Officer. Mr. Oki continued to work as a non-executive employee with us through December 1, 2024, and accordingly entered into a separation and release agreement (the “Separation Agreement”), pursuant to which Mr. Oki received payment for accrued but unused personal time off, a separation payment of $0.5 million to be paid out over twelve months, COBRA coverage for up to 12 months and acceleration of any unvested options or restricted stock held by Mr. Oki.

On November 11, 2024, Ryan J. Selhorn was appointed as our Chief Financial Officer, Corporate Secretary and Treasurer. Mr. Selhorn, age 43, previously served as our Executive Vice President, Finance and Business Optimization since November 2022. Prior to this, Mr. Selhorn was our Senior Vice President, Finance and Operations, Consumer Healthcare Division from February 2022 to November 2022 and as Vice President, Finance, Consumer Healthcare Division from February 2020 to February 2022. Mr. Selhorn served as Vice President and Chief Financial Officer from April 2018 at Innovus, a publicly held consumer healthcare company, until our acquisition of Innovus in February 2020. From August 2013 to April 2018, Mr. Selhorn served as Chief Financial Officer and Chief Accounting Officer of Signature Analytics, a privately held fractional Chief Financial Officer and accounting firm, where he also served as Chief Financial Officer of Medicinova, Inc., a publicly held biotechnology company. Mr. Selhorn worked at Grant Thornton LLP, a public accounting firm, from October 2003 to July 2013, most recently in the role of Senior Manager, Transaction Advisory Services. Mr. Selhorn received his B.S./B.A., Accounting and Finance from Georgetown University and is a Certified Public Accountant (inactive).

Results of Operations

The results of operations for the three and six months ended December 31, 2024, compared to the three and six months ended December 31, 2023, is as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)
Net revenue	$16,221	$18,748	$(2,527)	$32,795	$36,565	$(3,770)
Cost of sales	5,435	4,145	1,290	10,024	8,924	1,100
Gross profit	10,786	14,603	(3,817)	22,771	27,641	(4,870)

Operating expenses:
Selling and marketing	5,272	5,218	54	10,931	11,309	(378)
General and administrative	4,449	4,800	(351)	9,574	11,095	(1,521)
Research and development	522	521	1	948	1,116	(168)
Amortization of intangible assets	921	918	3	1,842	1,842	—
Restructuring costs	1,317	—	1,317	2,101	—	2,101
Total operating expenses	12,481	11,457	1,024	25,396	25,362	34
(Loss) income from operations	(1,695)	3,146	(4,841)	(2,625)	2,279	(4,904)
Other income, net	140	96	44	682	680	2
Interest expense	(1,079)	(1,266)	187	(2,073)	(2,549)	476
Derivative warrant liabilities gain (loss)	3,016	(577)	3,593	5,896	(6,484)	12,380
Income (loss) from continuing operations before income tax expense	382	1,399	(1,017)	1,880	(6,074)	7,954
Income tax benefit (expense)	283	(780)	1,063	(122)	(780)	658
Net income (loss) from continuing operations	665	619	46	1,758	(6,854)	8,612
Net income (loss) from discontinued operations, net of tax	123	(839)	962	504	(1,486)	1,990
Net income (loss)	$788	$(220)	$1,008	$2,262	$(8,340)	$10,602

Net Revenue

Net revenue by portfolio for the three and six months ended December 31, 2024, compared to the three and six months ended December 31, 2023, is as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)
ADHD Portfolio	$13,816	$16,572	$(2,756)	$29,080	$31,700	$(2,620)
Pediatric Portfolio	2,400	2,145	255	3,693	4,710	(1,017)
Other	5	31	(26)	22	155	(133)
Total net revenue	$16,221	$18,748	$(2,527)	$32,795	$36,565	$(3,770)

During the six months ended December 31, 2024, net revenue decreased by $3.8 million, or 10%, compared to the same period ended December 31, 2023, primarily due to a decrease in net revenue from the Pediatric Portfolio driven by payer changes last fiscal year that negatively affected prescription coverage and a decrease in ADHD Portfolio net revenue partially offset by a $3.3 million increase in net revenue in the first quarter of fiscal 2025 related to a decrease in estimated variable consideration as a result of successful negotiations with a vendor.

During the three months ended December 31, 2024, net revenue decreased by $2.5 million, or 13%, compared to the same period ended December 31, 2023, primarily due to a decrease of $2.8 million in the ADHD Portfolio as the macro trends continue to show a return to a more normalized status following the competitor stimulant shortages over the past 18 months, which helped to temporarily increase ADHD Portfolio net revenue in prior periods. The decrease in the ADHD Portfolio is partially offset by an increase in the Pediatric Portfolio which is driven by the success of initiatives we have implemented to increase coverage and promotion.

Gross Profit

During the three and six months ended December 31, 2024, gross profit decreased by $3.8 million, or 26% and $4.9 million, or 18%, compared to the same periods ended December 31, 2023, respectively. Gross profit percentage was 66% and 69% for the three and six months ended December 31, 2024, compared to 78% and 76% for the same periods ended December 31, 2023, respectively. The decrease in gross profit percentage is primarily related to increased cost of sales for our ADHD Portfolio inventory as we sell through self-manufactured inventory burdened with certain fixed costs associated with its manufacture, which were capitalized into inventory costs in prior periods and is expected to normalize in the coming quarters as we finish selling through our self-manufactured inventory.

Selling and Marketing

During the three months ended December 31, 2024, selling and marketing expense was relatively flat compared to the same period ended December 31, 2023, and during the six months ended December 31, 2024, selling and marketing expense decreased by $0.4 million, or 3%, compared to the same period ended December 31, 2023. Selling and marketing expense decreases are primarily driven by reduced commission expense and variable commercial marketing program fees in response to lower revenue, partially offset by increases in labor and service costs.

General and Administrative

During the three and six months ended December 31, 2024, general and administrative expense decreased by $0.4 million, or 7% and $1.5 million, or 14% compared to the same periods ended December 31, 2023. The decrease is primarily a result of continued cost reduction efforts and improved operational efficiencies.

Research and Development

During the three and six months ended December 31, 2024, research and development expense was relatively flat compared to the same periods ended December 31, 2023. Our research and development costs are primarily associated with support for our commercialized products and costs associated with maintaining our intellectual property on our AR-101 asset, for which we have indefinitely suspended clinical development.

Amortization of Intangible Assets

During the three and six months ended December 31, 2024, amortization expense of intangible assets, excluding amounts included in cost of sales, was relatively consistent compared to the same periods ended December 31, 2023.

Restructuring Costs

During the three and six months ended December 31, 2024, we incurred $1.3 million and $2.1 million of restructuring costs, respectively, related to our previously announced operational realignment and related costs. During the three and six months ended December 31, 2023, no restructuring costs were incurred.

Other Income, Net

During the three and six months ended December 31, 2024, other income, net was relatively consistent compared to the same periods ended December 31, 2023.

Interest Expense

During the three and six months ended December 31, 2024, interest expense decreased by $0.2 million, or 15% and $0.5 million, or 19%, compared to the same periods ended December 31, 2023, primarily due to the extinguishment of our $15.0 million term loan while entering into the $13.0 million Eclipse Term Loan on more favorable terms during the fourth quarter of fiscal 2024.

Derivative Warrant Liabilities Gain (Loss)

The fair value of derivative warrant liabilities is calculated using either the Black-Scholes option pricing model or the Monte Carlo simulation model and is revalued at each reporting period, and changes are reflected through income or expense. For the three and six months ended December 31, 2024, we recognized an unrealized gain of $3.0 million and $5.9 million, respectively, from the fair value adjustment primarily driven by a decrease in our stock price during the three and six months ended December 31, 2024. For the three and six months ended December 31, 2023, we recognized an unrealized loss of $0.6 million and $6.5 million, respectively, from the fair value adjustment primarily driven by an increase in our stock price during the three and six months ended December 31, 2023.

Income Tax Expense

For income (loss) from continuing operations we recorded an income tax benefit of $0.3 million, which represented an effective tax rate of negative 74.1% and income tax expense of $0.8 million, which represented an effective tax rate of 55.8%, for the three months ended December 31, 2024, and 2023, respectively. For income (loss) from continuing operations we recorded an income tax expense of $0.1 million, which represented an effective tax rate of 6.5% and income tax expense of $0.8 million, which represented an effective tax rate of negative 12.8% for the six months ended December 31, 2024, and 2023, respectively. These effective tax rates were primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances, the divestiture of our Consumer Health business that occurred during the first quarter of fiscal 2025 and changes to our first quarter of fiscal 2025 projections, which resulted in an income tax benefit for the current quarter.

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

Cash Flows

The following table shows cash flows for the six months ended December 31, 2024, and 2023:

	Six Months Ended December 31,
	2024	2023	Change
	(in thousands)
Net cash provided by (used in) operating activities	$1,715	$(346)	$2,061
Net cash provided by (used in) investing activities	$526	$(250)	$776
Net cash used in financing activities	$(1,849)	$(2,860)	$1,011

Net Cash Provided By (Used In) Operating Activities

Net cash provided by (used in) operating activities during these periods primarily reflects our net income (loss) from continuing operations, partially offset by cash provided by discontinued operations and changes in working capital and non-cash charges including stock-based compensation expense, derivative warrant liabilities gain or loss, depreciation, amortization and accretion, and other charges.

During the six months ended December 31, 2024, net cash provided by operating activities totaled $1.7 million, which was primarily the result of an increase in accounts payable and accrued liabilities and a decrease in inventories, partially offset by increases in accounts receivable, prepaid expenses and other current assets and cash used in operations (net income of $2.3 million offset primarily by non-cash depreciation, amortization and accretion, stock compensation expense and derivative warrant liabilities adjustment).

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

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the six months ended December 31, 2024, was driven by cash received from the sale of fixed assets, partially offset by cash payments for fixed asset purchases.

Net cash used in investing activities was nominal during the six months ended December 31, 2023.

Net Cash Used In Financing Activities

Net cash used in financing activities of $1.8 million during the six months ended December 31, 2024, was primarily from payments made to fixed payment arrangements and payments made on borrowings, partially offset by net proceeds received from the revolving credit facility.

Net cash used in financing activities of $2.9 million during the six months ended December 31, 2023, was primarily from payments made to fixed payment arrangements and net payments made on revolving credit facility.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 – Commitments and Contingencies in the accompanying notes to the unaudited consolidated financial statements for further information.

In May 2022, we entered into the Tuzistra License Agreement. Pursuant to such termination, as of December 31, 2024, we have accrued a settlement liability of $5.8 million payable to Tris in other current liabilities on the consolidated balance sheet payable to Tris, with a provision that allows the Company to pay interest on any principal amounts due but remaining unpaid past July 2024.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments. As of December 31, 2024, the Tris Karbinal Agreement accrued fixed payment arrangement balance was $1.2 million recorded in other current liabilities on the consolidated balance sheet.

In connection with our acquisition of the assets from Rumpus VEDS, LLC, Rumpus Therapeutics, LLC, Rumpus Vascular, LLC (collectively, “Rumpus”), and only if we resume and ultimately complete clinical development of AR101 and gain regulatory clearances to commercialize the product in multiple markets around the world, we may be required to pay up to $67.5 million in regulatory and commercial-based earn-out payments to Rumpus, which are primarily paid against commercial milestone achievements. Under the licensing agreement with Denovo Biopharma LLC (“Denovo”), we made a payment of $0.6 million for a license fee in April 2022. In addition, upon the achievement of regulatory and commercial milestones, we may be required to pay up to $101.7 million. Under the licensing agreement with Johns Hopkins University (“JHU”), upon achievement of regulatory and commercial milestone, we may be required to pay up to $1.6 million to JHU. In fiscal 2022, two milestones payable to Rumpus were achieved totaling $4.0 million, which were paid in 109,447 shares of common stock and $2.6 million in cash. We also assumed the responsibility for royalties of 3.0% of net revenue from the product, with a minimum of $20,000 per year, and upon the achievement of certain regulatory and commercial milestones, up to $1.6 million. With clinical development currently suspended, only if and when we resume and ultimately complete clinical development of AR101, are substantially all milestone payments payable to these parties.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about our critical accounting estimates, refer to our 2024 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

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

Witmer Class-Action Securities Litigation

A stockholder derivative suit was filed on September 12, 2022, in the Delaware Chancery Court by Paul Witmer, derivatively and on behalf of all Aytu stockholders, against Armistice Capital, LLC, Armistice Capital Master Fund, Ltd., Steve Boyd (Armistice’s Chief Investment Officer and Managing Partner, and a former director of Aytu), and certain other current and former directors of Aytu, Joshua R. Disbrow, Gary Cantrell, John Donofrio, Jr., Michael Macaluso, Carl Dockery and Ketan B. Mehta. Plaintiff amended the complaint on April 5, 2023. The Amended Complaint dropped Mr. Macaluso as a defendant and alleges that (i) Armistice facilitated the sale of assets of Cerecor in 2019 and Innovus in 2020 to Aytu in exchange for convertible securities which it subsequently converted and sold at a profit on the open market; (ii) the Armistice defendants breached their fiduciary duties, were unjustly enriched and wasted corporate assets in connection with these acquisitions; (iii) the Armistice defendants breached their fiduciary duties by engaging in insider trading; and (iv) the other directors breached their fiduciary duties, and aided and abetted the Armistice defendants’ breaches of fiduciary duties, in connection with these acquisitions. The Amended Complaint sought unspecified damages, equitable relief, restitution, disgorgement of profits, enhanced governance and internal procedures, and attorneys’ fees. While the Company believes that this lawsuit is without merit and have vigorously defended against it, the Company agreed to settle the matter for various corporate governance modifications and the payment of plaintiff’s attorneys’ fees. On January 13, 2025, the court approved the settlement.

Granules PIV

On October 31, 2024, the Company received a Paragraph IV Certification Notice Letter (“Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ New Drug Application (“NDA”) for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. On December 11, 2024, the Company filed a patent infringement lawsuit against Granules which triggered a stay precluding the United States Food and Drug Administration (“FDA”) from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, and a trial has been scheduled for to being on December 7, 2026. The Company plans to vigorously enforce its intellectual property rights related to Adzenys.

Revive Investing

The Company had been named as a nominal plaintiff in a lawsuit by two shareholders against Armistice Capital Master Fund, Ltd, entitled Revive Investing, LLC. et al v. Armistice Master Fund, Ltd. et al, Case 1:20-cv-02849-CMA-TPO, in the United States District Court for the District of Colorado, contending that Armistice was liable for short swing trading profits in violation of Section 16(b) of the Exchange Act for certain trades it made in Company stock in 2019 and 2020 and must disgorge those profits to the Company. That matter proceeded to trial before a jury, which on January 29, 2025, returned a verdict finding no liability.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. The risk factors included in our 2024 Form 10-K have not materially changed, except as reflected in the following new risk factors:

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions (including as a result of actual or perceived changes in interest rates and economic inflation), which included severely diminished liquidity and credit availability, declines in consumer confidence, slower economic growth, high inflation, uncertainty about economic stability and swings in unemployment rates. The financial markets and the global economy may also be adversely affected by the impact of supply chain disruptions, labor shortages, fluctuations in currency exchange rates, changes in interest rates, military conflict, acts of terrorism or other geopolitical events. Sanctions imposed, and other actions taken, by the United States and other countries in response to geopolitical conflicts, including the one in Ukraine, may also continue to adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. There can be no assurance that a deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions, including our ability to purchase necessary supplies on acceptable terms, if at all. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to further delay or abandon clinical development plans, if we were to resume such development. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

The United States government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries. In addition, the United States government has initiated or is considering imposing tariffs on certain foreign goods. Related to this action, certain foreign governments, including China, have instituted or are considering imposing tariffs on certain United States goods. It remains unclear what the United States administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to disrupt our research activities, affect our suppliers and/or the United States or global economy or certain sectors thereof and, thus, could adversely impact our businesses.

We are and may become involved in litigation or other proceedings from time to time relating to the enforcement or defense of patent and other intellectual property rights, which could cause us to divert our resources and could put our intellectual property at risk.

To prevent infringement or unauthorized use of our intellectual property, we have in the past, and may in the future, need to file infringement claims. For example, on December 11, 2024, we filed a patent infringement lawsuit in the United States District Court for the District of Delaware against Granules Pharmaceuticals, Inc. (see Part I, Item II, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for further detail of this matter). When we pursue litigation to stop another party from using the inventions claimed in any patents we own or control, that party has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. In addition to patent infringement lawsuits, we may decide to file interferences, oppositions, ex parte reexaminations, post-grant review, or inter partes review proceedings before the United States Patent and Trademark Office (the “USPTO”) and corresponding foreign patent offices. Litigation and other proceedings relating to intellectual property are unpredictable and expensive and may consume time and resources and divert the attention of managerial and scientific personnel. Such litigations and proceedings could substantially increase our operating losses and reduce the resources available for research, development, and other activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings or may be required to divert such resources from our ongoing and planned research and development activities. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing or misappropriating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There also is a risk that a court or patent office in such proceeding will decide that our patents or the patents of our licensors are not valid or are not enforceable, and that we do not have the right to stop the other party from using the inventions. Additionally, even if the validity of such patents is upheld, the court may refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. If we are not successful in enforcing or defending our intellectual property, our competitors could develop and market products based on our discoveries and technologies, which may reduce the commercial viability of, and demand for, our product candidates and any future products.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended  December 31, 2024, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement by and between Aytu BioPharma, Inc. and Ryan J. Selhorn dated November 11, 2024, previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on November 13, 2024, and incorporated herein by reference.
10.2*	Separation and Release Agreement by and between Aytu BioPharma, Inc. and Mark K. Oki dated December 1, 2024.
31.1*	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AYTU BIOPHARMA, INC.

Date: February 12, 2025	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2025	By:	/s/ Ryan J. Selhorn
Ryan J. Selhorn
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)