Form 10-Q
period 2025-03-31
AYTU BIOPHARMA, INC
filed 2025-05-14
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, the registrant had 6,170,246 of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	June 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$18,173	$20,006
Accounts receivable, net	35,825	23,526
Inventories	11,058	12,141
Prepaid expenses and other current assets	7,456	5,097
Current assets of discontinued operations	—	1,121
Total current assets	72,512	61,891
Non-current assets:
Property and equipment, net	546	693
Operating lease right-of-use assets	1,111	829
Intangible assets, net	48,711	52,453
Other non-current assets	1,321	2,185
Non-current assets of discontinued operations	—	44
Total non-current assets	51,689	56,204
Total assets	$124,201	$118,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,041	$10,314
Accrued liabilities	41,727	38,143
Revolving credit facility	10,028	2,395
Current portion of debt	1,857	1,857
Other current liabilities	5,053	8,962
Current liabilities of discontinued operations	—	557
Total current liabilities	70,706	62,228
Non-current liabilities:
Debt, net of current portion	9,535	10,877
Derivative warrant liabilities	4,125	12,745
Other non-current liabilities	4,937	4,529
Total non-current liabilities	18,597	28,151

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.0001; 200,000,000 shares authorized; 6,170,162 and 5,972,638 shares issued and outstanding, respectively	1	1
Additional paid-in capital	348,614	347,688
Accumulated deficit	(313,717)	(319,973)
Total stockholders’ equity	34,898	27,716
Total liabilities and stockholders’ equity	$124,201	$118,095

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Net revenue	$18,452	$14,025	$51,247	$50,590
Cost of sales	5,646	3,664	15,670	12,588
Gross profit	12,806	10,361	35,577	38,002

Operating expenses:
Selling and marketing	5,194	5,352	16,125	16,661
General and administrative	4,109	4,831	13,683	15,926
Research and development	162	611	1,110	1,727
Amortization of intangible assets	920	920	2,762	2,762
Restructuring costs	—	244	2,101	244
Total operating expenses	10,385	11,958	35,781	37,320
Income (loss) from operations	2,421	(1,597)	(204)	682
Other income, net	36	70	718	750
Interest expense	(900)	(1,257)	(2,973)	(3,806)
Derivative warrant liabilities gain (loss)	2,261	1,017	8,157	(5,467)
Income (loss) from continuing operations before income tax expense	3,818	(1,767)	5,698	(7,841)
Income tax benefit (expense)	122	(521)	—	(1,301)
Net income (loss) from continuing operations	3,940	(2,288)	5,698	(9,142)
Net income (loss) from discontinued operations, net of tax	54	(599)	558	(2,085)
Net income (loss)	$3,994	$(2,887)	$6,256	$(11,227)

Basic weighted-average common shares outstanding (note 17)	6,134,634	5,533,555	6,111,550	5,511,089
Diluted weighted-average common shares outstanding (note 17)	8,204,453	5,533,555	8,606,013	5,511,089

Net income (loss) per share (note 17):
Basic - continuing operations	$0.64	$(0.41)	$0.93	$(1.66)
Diluted - continuing operations	$0.20	$(0.41)	$(0.29)	$(1.66)
Basic - discontinued operations, net of tax	$0.01	$(0.11)	$0.09	$(0.38)
Diluted - discontinued operations, net of tax	$0.01	$(0.11)	$0.06	$(0.38)
Basic - net income (loss)	$0.65	$(0.52)	$1.02	$(2.04)
Diluted - net income (loss)	$0.21	$(0.52)	$(0.22)	$(2.04)

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2024	5,972,638	$1	$347,688	$(319,973)	$27,716
Stock-based compensation expense	564	—	173	—	173
Issuance of common stock from exercise of warrants	176,000	—	463	—	463
Net income	—	—	—	1,474	1,474
Balances, September 30, 2024	6,149,202	1	348,324	(318,499)	29,826
Stock-based compensation expense	20,479	—	151	—	151
Net income	—	—	—	788	788
Balances, December 31, 2024	6,169,681	1	348,475	(317,711)	30,765
Stock-based compensation expense	481	—	139	—	139
Net income	—	—	—	3,994	3,994
Balances, March 31, 2025	6,170,162	$1	$348,614	$(313,717)	$34,898

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2023	5,517,174	$1	$343,485	$(304,129)	$39,357
Stock-based compensation expense	13,061	—	930	—	930
Net loss	—	—	—	(8,120)	(8,120)
Balances, September 30, 2023	5,530,235	1	344,415	(312,249)	32,167
Stock-based compensation expense	108	—	820	—	820
Issuance of common stock from exercise of warrants	37,004	—	86	—	86
Net loss	—	—	—	(220)	(220)
Balances, December 31, 2023	5,567,347	1	345,321	(312,469)	32,853
Stock-based compensation expense	562	—	811	—	811
Net loss	—	—	—	(2,887)	(2,887)
Balances, March 31, 2024	5,567,909	$1	$346,132	$(315,356)	$30,777

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,256	$(11,227)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation, amortization and accretion	4,083	5,167
Stock-based compensation expense	463	2,131
Derivative warrant liabilities (gain) loss	(8,157)	5,467
Amortization of debt discount and issuance costs	82	463
Inventory write-down	183	125
Other non-cash adjustments	(530)	(50)
Non-cash adjustments from discontinued operations	254	1,942
Changes in operating assets and liabilities:
Accounts receivable, net	(12,299)	(531)
Inventories	900	(2,811)
Prepaid expenses and other current assets	(2,331)	(194)
Accounts payable	1,727	(2,210)
Accrued liabilities	3,948	(3,390)
Other operating assets and liabilities, net	355	3,846
Changes in operating assets and liabilities from discontinued operations	326	672
Net cash used in operating activities	(4,740)	(600)

Cash flows from investing activities:
Cash received from sales of fixed assets	668	—
Cash payments for fixed asset purchases	(211)	—
Other investing activities	—	(295)
Net cash provided by (used in) investing activities	457	(295)

Cash flows from financing activities:
Proceeds from issuance of stock and warrants	—	86
Net proceeds received from revolving credit facility	7,633	18
Payment made to fixed payment arrangements	(3,790)	(2,204)
Payment of stock issuance costs	—	(160)
Payments made to borrowings	(1,393)	(70)
Net cash provided by (used in) financing activities	2,450	(2,330)

Net change in cash and cash equivalents	(1,833)	(3,225)
Cash and cash equivalents at beginning of period	20,006	22,985
Cash and cash equivalents at end of period	$18,173	$19,760

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,923	$3,164
Cash paid for income taxes	$1,419	$562
Non-cash investing and financing activities:
Other non-cash investing and financing activities	$483	$718

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

The Company’s business from continuing operations is focused on its prescription pharmaceutical products sold primarily through third party wholesalers and pharmacies and which primarily consists of two product portfolios. The first consists of two products for the treatment of attention deficit hyperactivity disorder (“ADHD”): Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets (“Adzenys”) and Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets (“Cotempla” and Adzenys together with Cotempla, the “ADHD Portfolio”). The second consists primarily of Karbinal® ER (carbinoxamine maleate extended-release oral suspension) (“Karbinal”), an extended-release first-generation antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions, and Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency (the “Pediatric Portfolio”).

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

In July 2023, the Company entered into an exclusive collaboration, distribution and supply agreement with Medomie Pharma Ltd (“Medomie”), a privately owned pharmaceutical company, for Medomie to commercialize Adzenys and Cotempla in Israel and the Palestinian Authority. In September 2024, the Company entered into an exclusive collaboration, distribution and supply agreement with Lupin Pharma Canada Ltd (“Lupin”), a subsidiary of global pharmaceutical company Lupin Limited, for Lupin to commercialize Adzenys and Cotempla in Canada. The Company will supply Adzenys and Cotempla to Medomie and Lupin based on forecasts and provide various product commercialization resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for both Adzenys and Cotempla, which is expected to occur over the next 24 months. The agreements with Medomie and Lupin represent the Company’s first and second international commercial agreements for Adzenys and Cotempla, respectively.

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

Basis of Presentation

The unaudited consolidated financial statements and notes thereto contained in this Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2024 Form 10-K, which included all disclosures required by U.S. GAAP. In the opinion of management, these unaudited consolidated financial statements and notes thereto contain all adjustments necessary for the fair statement of the financial position of the Company and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of  June 30, 2024, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the period ended March 31, 2025, are not necessarily indicative of expected operating results for the full year or any future period.

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

Prior Period Reclassification

Certain prior year amounts in the Company’s unaudited consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact operating results for the three and nine months ended March 31, 2025, and 2024, or cash flows for the nine months ended March 31, 2025, and 2024, or the Company’s financial position as of March 31, 2025, or June 30, 2024.

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

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. There have been no changes in tax law affecting the tax provision during the three and nine months ended March 31, 2025.

The Company recorded for income (loss) from continuing operations an income tax benefit of $0.1 million, which represented an effective tax rate of negative 3.2% and income tax expense of $0.5 million, which represented an effective tax rate of negative 29.5%, for the three months ended March 31, 2025, and 2024, respectively. The Company recorded for income (loss) from continuing operations an income tax expense of zero and income tax expense of $1.3 million, which represented an effective tax rate of zero and negative 16.6% for the nine months ended March 31, 2025, and 2024, respectively. These effective tax rates were primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”) changes in ownership coupled with existing valuation allowances, the divestiture of the Company’s Consumer Health business that occurred during the first quarter of fiscal 2025 and changes to the Company’s fiscal 2025 projections, which resulted in an income tax benefit for the current quarter that reduced income tax expense for fiscal 2025 to zero.

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

As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”). In accordance with IAS 20, the Company recorded a $3.8 million ERC accrual in other non-current liabilities, which represents the proceeds the Company received from the ERC program during the first quarter of fiscal 2024. Further in accordance with IAS 20, when management determines it has reasonable assurance that the Company has substantially met all eligibility requirements of the ERC and following any adjustments from its regulatory audit or upon further clarifications from the IRC, the ERC accrual shall be recognized as a benefit in other income in the unaudited consolidated statement of operations. The associated vendor fee of $0.4 million was expensed as incurred in the first quarter of fiscal 2024.

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

For a complete set of the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s 2024 Form 10-K. There have been no significant changes to the Company’s significant accounting policies and there is no other accounting guidance that has been issued and not yet adopted that is applicable to the Company and that would have a material effect on the Company’s unaudited consolidated financial statements and related disclosures as of March 31, 2025, and through the filing of this Form 10-Q.

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

Revenue by Product Portfolio

Net revenue disaggregated by significant product portfolio for the three and nine months ended March 31, 2025, and 2024, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands)
ADHD Portfolio	$15,389	$12,326	$44,469	$44,026
Pediatric Portfolio	3,059	1,729	6,752	6,439
Other	4	(30)	26	125
Total net revenue	$18,452	$14,025	$51,247	$50,590

Other includes net revenue from various discontinued or deprioritized products. The Consumer Health business was divested in the first quarter of fiscal 2025 and is reported within discontinued operations (see Note 20 – Discontinued Operations).

Revenue by Geographic Location

The Company’s net revenue is predominately within the United States, with insignificant international sales.

Note 4 - Inventories

Inventories consist of raw materials, work in process and finished goods, and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred inventory write-downs of $0.1 million and less than $0.1 million for the three months ended March 31, 2025, and 2024, respectively, and $0.2 million and $0.1 million for the nine months ended March 31, 2025, and 2024, respectively.

Inventories consist of the following:

	March 31,	June 30,
	2025	2024
	(in thousands)
Raw materials	$537	$266
Work in process	2,060	5,725
Finished goods	8,461	6,150
Inventories	$11,058	$12,141

Note 5 - Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term. Depreciation and amortization expense from property and equipment was less than $0.1 million and $0.2 million for the three months ended March 31, 2025, and 2024, respectively, and $0.2 and $0.8 million for the nine months ended March 31, 2025, and 2024, respectively.

Property and equipment, net, consist of the following:

	March 31,	June 30,
	2025	2024
	(in thousands)
Manufacturing and lab equipment	$791	$1,838
Office equipment, furniture and other	281	945
Leasehold improvements	164	35
Property and equipment, gross	1,236	2,818
Less: accumulated depreciation and amortization	(690)	(2,125)
Property and equipment, net	$546	$693

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

In June 2024, as part of the wind down of the Consumer Health business, the Company ceased using its leased Oceanside, California warehouse. As a result, the Company wrote off the remaining related operating lease ROU assets associated with this lease. The lease for the Oceanside, California warehouse was set to expire on December 31, 2026, however, in March 2025, the Company terminated this lease with the landlord and recorded a net gain on lease termination of $0.1 million in general and administrative expense in the unaudited consolidated statement of operations.

The components of lease costs are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$120	$388	$385	$1,129	Operating expenses
Short-term lease cost	3	25	180	69	Operating expenses
Finance lease cost:
Amortization of leased assets	—	14	—	43	Cost of sales
Interest on lease liabilities	—	1	—	3	Interest expense
Total lease cost	$123	$428	$565	$1,244

Supplemental balance sheet information related to leases is as follows:

	March 31,	June 30,
	2025	2024	Balance Sheet Classification
	(in thousands)
Assets:
Non-current: operating leases	$1,111	$829	Operating lease right-of-use assets

Liabilities:
Current: operating leases	$102	$712	Other current liabilities
Non-current: operating leases	1,001	577	Other non-current liabilities
Total lease liabilities	$1,103	$1,289

The remaining weighted-average lease term and discount rate used are as follows:

	March 31,	June 30,
	2025	2024
Weighted-average remaining lease term (years):
Operating lease right-of-use assets	4.6	2.7
Weighted-average discount rate:
Operating lease right-of-use assets	11.2%	10.0%

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended
	March 31,
	2025	2024
	(in thousands)
Cash flow classification of lease payments:
Operating cash flows from operating leases	$739	$1,034
Operating cash flows from finance leases	$—	$3
Financing cash flows from finance leases	$—	$69

As of June 30, 2024, the Company did not have any remaining finance leases. As of March 31, 2025, the Company’s future minimum lease payments were as follows:

Operating
(in thousands)
2025 (remaining 3 months)	$17
2026	309
2027	331
2028	386
2029	358
2030	230
Thereafter	19
Total lease payments	1,650
Less: imputed interest	(421)
Less: tenant improvement allowance	(126)
Lease liabilities	$1,103

Note 7 - Intangible Assets

A summary of the Company’s definite-lived intangible assets as of March 31, 2025, and June 30, 2024, respectively, is as follows:

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Acquired product technology rights	$41,268	$(15,594)	$25,674	10.1
Acquired technology rights	30,200	(7,163)	23,037	13.0
Total intangible assets	$71,468	$(22,757)	$48,711	11.5

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Acquired product technology rights	$41,268	$(13,184)	$28,084	10.7
Acquired technology rights	30,200	(5,831)	24,369	13.8
Total intangible assets	$71,468	$(19,015)	$52,453	12.0

Carrying amounts are net of any impairment charges from prior periods. An intangible asset with zero net carrying amount at the end of a reporting period is not presented in the table of a future reporting period. Certain of the Company’s amortizable intangible assets include renewal options, extending the expected life of the asset. The renewal periods range between approximately 1 to 20 years depending on the license, patent or other agreement. Renewals are accounted for when they are reasonably assured. Intangible assets are amortized using the straight-line method over the estimated useful lives. Amortization expense of intangible assets was $1.2 million and $1.6 million for the three months ended March 31, 2025, and 2024, respectively, and $3.7 million and $4.9 million for the nine months ended March 31, 2025, and 2024, respectively.

The following table summarizes the estimated future amortization expense to be recognized over the next five fiscal years and periods thereafter:

Estimated Future Amortization Expense
(in thousands)
2025 (remaining 3 months)	$1,248
2026	4,989
2027	4,989
2028	4,989
2029	4,989
2030	2,847
Thereafter	24,660
Total future amortization expense	$48,711

Acquired Product Technology Rights

The acquired product technology rights are related to the rights to production, supply and distribution agreements of various products pursuant to the acquisitions of the Pediatric Portfolio in November 2019, and the Neos Acquisition in March 2021.

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

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	June 30,
	2025	2024
	(in thousands)
Accrued savings offers	$17,506	$11,054
Accrued program liabilities	7,116	9,964
Accrued customer and product related fees	4,719	5,395
Return reserve	6,545	4,832
Accrued employee compensation	3,993	4,603
Other accrued liabilities	1,848	2,295
Total accrued liabilities	$41,727	$38,143

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

Note 9 - Other Liabilities

Other liabilities consist of the following:

	March 31,	June 30,
	2025	2024
	(in thousands)
Fixed payment arrangements	$4,932	$8,337
Employee retention credit	3,759	3,759
Operating lease liabilities	1,103	1,289
Other	196	106
Total other liabilities	9,990	13,491
Less: current portion of other liabilities	(5,053)	(8,962)
Total non-current portion of other liabilities	$4,937	$4,529

Fixed Payment Arrangements

Fixed payment arrangements represent obligations to a licensor assumed as part of the acquisition of products from Cerecor, Inc. in 2019, including fixed and variable payments.

In May 2022, the Company entered into an agreement with Tris to terminate the license, development, manufacturing and supply agreement dated November 2, 2018, related to Tuzistra XR (the “Tuzistra License Agreement”). Pursuant to such termination the Company accrued a settlement liability, which as of March 31, 2025, had a remaining balance of $4.3 million accrued in other current liabilities on the consolidated balance sheet payable to Tris, with a provision that allows the Company to pay interest on any principal amounts due but remaining unpaid past July 2024.

The Tris Karbinal Agreement grants the Company the exclusive right to distribute and sell Karbinal in the United States. The initial term of the agreement was 20 years. The Company pays Tris a royalty equal to 23.5% of net revenue from the product. The Tris Karbinal Agreement also contains minimum unit sales commitments, which is based on a commercial year that spans from August 1 through July 31, of 70,000 units annually through 2025. The Company is required to pay Tris a royalty make-whole payment of $30 for each unit under the 70,000-unit annual minimum sales commitment through 2025. The Tris Karbinal Agreement make-whole payment is capped at $2.1 million each year. The final annual make-whole payment is due in August 2025. The Tris Karbinal Agreement also has multiple commercial milestone obligations that aggregate up to $3.0 million based on cumulative net revenue from the product, the first of which is triggered at $40.0 million. As of March 31, 2025, the Tris Karbinal Agreement accrued fixed payment arrangement balance was $0.7 million recorded in other current liabilities on the consolidated balance sheet.

Employee Retention Credit

The $3.8 million ERC accrual in other non-current liabilities as of March 31, 2025, represents the proceeds the Company received from the ERC program during the first quarter of fiscal 2024. Please see Note 2 – Significant Accounting Policies for further detail.

Operating Lease Liabilities

The Company has entered into various operating lease agreements for certain of its offices. Please see Note 6 - Leases for further detail.

Other

Other consists of taxes payable, deferred cost related to the Company’s technology transfer, and various other accruals, none of which individually or in the aggregate represent greater than five percent of total liabilities.

Note 10 - Revolving Credit Facility

On June 12, 2024, the Company and certain of its subsidiaries entered into consent, joinder and amendment No. 5 (the “Eclipse Amendment No. 5”) to the loan and security agreement dated October 2, 2019, as amended by amendment No. 1, dated March 19, 2021, amendment No. 2, dated January 26, 2022, amendment No. 3, dated June 1, 2022, amendment No. 4 dated March 24, 2023, and the Eclipse Amendment No. 5 (together the “Eclipse Agreement”) with Eclipse Business Capital LLC (“Eclipse”), as agent, and the lenders party thereto (agent and such lenders, collectively, the “Eclipse Lender”). Under the Eclipse Amendment No. 5, which provided for among other things, two loan agreements, a term loan (the “Eclipse Term Loan”) and a revolving credit facility (the “Eclipse Revolving Loan”). The Eclipse Term Loan is described further in Note 11 - Long-Term Debt. The Eclipse Revolving Loan provides for a maximum amount available under the revolving credit facility provided under the Eclipse Agreement of $14.5 million at an interest rate of the secured overnight financing rate as administered by the SOFR Administrator (“SOFR”) plus 4.5%. In addition, the Company is required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of revolving loans under the Eclipse Agreement remains subject to a borrowing base and reserve, and availability blockage requirements. The Eclipse Revolving Loan maturity date, as amended, is June 12, 2028, and the effective interest rate was 8.9% as of March 31, 2025.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Agreement, together with accrued interest and fees, to be immediately due and payable, plus any additional applicable amounts relating to a prepayment or termination, as described above. As of March 31, 2025, the Company was in compliance with the covenants under the Eclipse Agreement. The Company’s obligations under the Eclipse Agreement are secured by substantially all of the Company’s assets, as defined further in the Eclipse Agreement.

Total interest expense on the Eclipse Revolving Loan, including amortization of deferred financing costs, was less than $0.1 million for both of the three months ended March 31, 2025, and 2024, and was $0.1 million for both of the nine months ended March 31, 2025, and 2024. The amounts drawn on the Eclipse Revolving Loan were $10.0 million and $2.4 million as of March 31, 2025, and June 30, 2024, respectively. The unused revolving credit facility amount as of March 31, 2025, was less than $0.1 million.

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

In addition to the debt discount discussed above, the Company also incurred $0.4 million loan origination, legal and other fees. The debt discount and issuance costs were being amortized over the term of the loan, using the effective interest method resulting in an effective rate of 16.6%. Total interest expense on the Avenue Capital loan, including debt discount amortization, was $0.7 million and $2.2 million for the three and nine months ended March 31, 2024, respectively.

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

Eclipse Term Loan

On June 12, 2024, the Company and certain of its subsidiaries entered into Eclipse Amendment No. 5, which provided for among other things, the Eclipse Term Loan and the Eclipse Revolving Loan described further in Note 10 - Revolving Credit Facility. The Eclipse Term Loan consists of a principal amount of $13.0 million, at an interest rate of SOFR plus 7.0%, with a four-year term maturing on June 12, 2028, and a straight-line loan amortization period of seven years, which would provide for a loan balance at the end of the four-year term of $5.6 million to be repaid on June 12, 2028, the maturity date. The Company used the proceeds of the Eclipse Term Loan and a portion of the proceeds from warrant exercises described below to repay in full the Avenue Capital loan. The effective interest rate on the Eclipse Term Loan was 11.4% as of March 31, 2025.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make certain asset sales without the prior written consent of the Eclipse Lender. A failure to comply with these covenants could permit the Eclipse Lender to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any additional applicable amounts relating to a prepayment or termination, as described above. As of March 31, 2025, the Company was in compliance with the covenants under the Eclipse Agreement. The Company incurred interest expense on the Eclipse Term Loan, including debt discount and issuance costs amortization, of $0.4 million and $1.2 million for the three and nine months ended  March 31, 2025, respectively.

Long-term debt consists of the following:

	March 31,	June 30,
	2025	2024
	(in thousands)
Term loan principal amount	$11,607	$13,000
Unamortized debt discount and issuance costs	(215)	(266)
Total debt	11,392	12,734
Less: current portion of debt	(1,857)	(1,857)
Total debt, net of current portion	$9,535	$10,877

Future principal payments of the Eclipse Term Loan are as follows:

Future Principal Payments
(in thousands)
2025 (remaining 3 months)	$464
2026	1,857
2027	1,857
2028	7,429
Total future principal payments	11,607
Less: unamortized debt discount and issuance costs	(215)
Less: current portion of debt	(1,857)
Total debt, net of current portion	$9,535

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities, contingent consideration liabilities, fixed payment arrangements, and current and non-current debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Current and non-current debt are reported at their amortized costs on the Company’s consolidated balance sheets. The remaining financial instruments are reported on the Company’s consolidated balance sheets at amounts that approximate current fair values. The Company’s carrying value of its consolidated amounts of cash and cash equivalents approximate their fair value as of  March 31, 2025, and June 30, 2024, and are categorized within level 1 of the U.S. GAAP fair value hierarchy. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurements

The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  March 31, 2025, and June 30, 2024, by level within the fair value hierarchy as follows:

	Fair Value at March 31,	Fair Value Measurements at March 31, 2025
	2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$4,125	$—	$—	$4,125
Total	$4,125	$—	$—	$4,125

	Fair Value at June 30,	Fair Value Measurements at June 30, 2024
	2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$12,745	$—	$—	$12,745
Total	$12,745	$—	$—	$12,745

Summary of Level 3 Input Changes

A summary of changes to those fair value measures using Level 3 inputs is as follows:

Derivative
Warrant Liabilities
(in thousands)
Balance as of June 30, 2024	$12,745
Settlements (1)	(463)
Included in earnings	(8,157)
Balance as of March 31, 2025	$4,125

(1)	Relates to the exercise of 176,000 of the Tranche B Pre-Funded Warrants during the first quarter of fiscal 2025, which were liability classified and exercised at a price of $0.0001 per share.

Significant Assumptions

The valuation methodologies and key assumptions used for the mark to market fair value measurements of derivative warrant liabilities as of March 31, 2025, are as follows:

	June 2023 Warrants	Warrants
	Tranche A	Other (1)
	Monte Carlo	Black-Scholes
Aytu closing stock price	$ 1.20	$ 1.20
Equivalent term (years)	3.2	1.8-2.4
Expected volatility	81.8%	69.7%-78.3%
Risk-free rate	3.9%	3.9%
Dividend yield	0.0%	0.0%

(1)	Includes August 2022 Warrants, March 2022 Warrants, Avenue Capital Warrants and Tranche B Pre-Funded Warrants. See Note 16 - Warrants for definitions of these terms and further information.

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

Legal Matters

Granules PIV

On October 31, 2024, the Company received a Paragraph IV Certification Notice Letter (“Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ New Drug Application (“NDA”) for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. On December 11, 2024, the Company filed a patent infringement lawsuit against Granules which triggered a stay precluding the United States Food and Drug Administration (“FDA”) from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, and a trial has been scheduled to begin on December 7, 2026. The Company plans to vigorously enforce its intellectual property rights related to Adzenys.

Revive Investing

The Company had been named as a nominal plaintiff in a lawsuit by two shareholders against Armistice Capital Master Fund, Ltd, entitled Revive Investing, LLC. et al v. Armistice Master Fund, Ltd. et al, Case 1:20-cv-02849-CMA-TPO, in the United States District Court for the District of Colorado, contending that Armistice was liable for short swing trading profits in violation of Section 16(b) of the Exchange Act for certain trades it made in Company stock in 2019 and 2020 and must disgorge those profits to the Company. That matter proceeded to trial before a jury, which on January 29, 2025, returned a verdict finding no liability. On March 6, 2025, the plaintiffs filed an appeal in the United States Court of Appeals for the Tenth Circuit. As with the original case, regardless of the outcome, this case will not have a materially adverse effect upon the Company’s financial condition, results of operations, or cash flows.

Note 14 - Stockholders’ Equity

The Company has 200 million shares of common stock authorized with a par value of $0.0001 per share and 50 million shares of preferred stock authorized with a par value of $0.0001 per share. As of March 31, 2025, included in common stock outstanding are 34,532 shares of unvested restricted stock issued to executives, directors and employees.

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

On June 8, 2023, using a placement agent, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold an aggregate of (i) 1,743,695 shares of the Company’s common stock; (ii) pre-funded warrants in lieu of shares to purchase 430,217 shares of common stock (the “June 2023 Pre-Funded Warrants”); (iii) accompanying tranche A warrants to purchase 2,173,912 shares of common stock (the “Tranche A Warrants”); and (iv) accompanying tranche B warrants to purchase 2,173,912 shares of common stock in a best-efforts offering (the “Tranche B Warrants” and the Tranche A Warrants together with the Tranche B Warrants, the “Common Warrants”). The Common Warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock in the same form as the June 2023 Pre-Funded Warrants (the “Exchange Warrants”). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Common Warrants are immediately exercisable at a price of $1.59 per share (or $1.5899 per Exchange Warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance or (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. The Tranche B Warrants were exercised in June 2024, as further described below. The June 2023 Pre-Funded Warrants do not have an expiration date. The warrants had a combined fair value of approximately $5.0 million at issuance and are classified as derivative warrant liabilities. The resulting offset is recorded in derivative warrant liabilities (loss) gain along with the issuance costs of $0.6 million in the unaudited consolidated financial statement of operations (see Note 16 - Warrants).

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

Note 15 - Equity Incentive Plans

2023 Equity Incentive Plan

On May 18, 2023, the Company’s stockholders approved the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”). Prior to the Company’s adoption of the 2023 Equity Incentive Plan, the Company awarded equity incentive grants to its directors and employees under the Aytu BioScience, Inc. 2015 Stock Option and Incentive Plan (the “Aytu 2015 Plan”) and the Neos Therapeutics, Inc. 2015 Stock Options and Incentive Plan (the “Neos 2015 Plan”, and collectively with the Aytu 2015 Plan, the “2015 Plans”). For the 2023 Equity Incentive Plan, the stockholders approved (i) 200,000 new shares; (ii) 87,129 shares available for grant under the 2015 Plans be “rolled over” to the 2023 Equity Incentive Plan; and (iii) any shares that are returned to the Company under the 2015 Plans be added to the 2023 Equity Incentive Plan. With the approval of the 2023 Equity Incentive Plan, no additional awards will be granted under the 2015 Plans. All outstanding awards previously granted under previous stock incentive plans will remain outstanding and subject to the terms of the plans. Stock options granted under the 2023 Equity Incentive Plan have contractual terms of 10 years or less from the grant date and a vesting period ranging from 3 to 4 years. The restricted stock awards and restricted stock units have a vesting period of 3 to 4 years. As of March 31, 2025, the Company had 89,784 shares that are available for grant under the 2023 Equity Incentive Plan.

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

Stock Options

Stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding at June 30, 2024	146,539	$6.18	8.8
Granted	87,500	$1.83	9.6
Forfeited/cancelled	(11,906)	$1.84	—
Expired	(2,889)	$17.21	—
Outstanding at March 31, 2025	219,244	$4.53	8.3

Exercisable at March 31, 2025	93,425	$8.05	8.0

During the nine months ended  March 31, 2025, the Company granted 87,500 stock options with a weighted average exercise price per option of $1.83. As of March 31, 2025, there was $0.2 million total unrecognized compensation costs related to non-vested stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

Restricted stock activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2024	24,105	$100.34
Granted	20,000	$1.79
Vested	(9,577)	$15.97
Unvested at March 31, 2025	34,528	$66.66

During the nine months ended  March 31, 2025, the Company granted 20,000 shares of restricted stock under the Company’s 2023 Equity Incentive Plan with a weighted average grant date fair value of $1.79 per share. As of March 31, 2025, there was $0.8 million total unrecognized compensation costs related to non-vested restricted stock granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.1 years.

During the nine months ended  March 31, 2025, no restricted stock was granted outside of the Company’s equity incentive plan. As of March 31, 2025, there was $0.1 million total unrecognized compensation costs related to non-vested restricted stock issued outside of the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.3 years. As of March 31, 2025, 4 shares of restricted stock remain unvested that were granted outside of the Company’s equity incentive plan.

Restricted Stock Units

Restricted stock units (“RSU” or “RSUs”) activity is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2024	1,775	$24.14
Vested	(1,524)	$24.47
Forfeited	(167)	$26.20
Unvested at March 31, 2025	84	$21.20

During the nine months ended  March 31, 2025, no RSUs were granted. As of March 31, 2025, there was less than $0.1 million of unrecognized compensation costs related to non-vested RSUs granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be fully recognized during the fourth quarter of fiscal 2025.

Stock-based compensation expense related to the fair value of stock options, restricted stock, and RSUs was included in the consolidated statements of operations as set forth in the below table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands)
Cost of sales	$—	$—	$1	$1
Research and development	8	2	11	5
Selling and marketing	11	—	57	—
General and administrative	120	697	394	2,125
Net income (loss) from discontinued operations, net of tax	—	112	—	430
Total stock-based compensation expense	$139	$811	$463	$2,561

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

On June 8, 2023, using a placement agent, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain institutional investors, pursuant to which the Company issued and sold an aggregate of (i) 1,743,695 shares of the Company’s common stock; (ii) June 2023 Pre-Funded Warrants in lieu of shares to purchase 430,217 shares of common stock; (iii) accompanying Tranche A Warrants to purchase 2,173,912 shares of common stock; and (iv) accompanying Tranche B Warrants to purchase 2,173,912 shares of common stock in a best-efforts offering (the Tranche A Warrants together with the Tranche B Warrants, the “Common Warrants”). The Common Warrants may be exercised for either shares of common stock or pre-funded warrants to purchase common stock at a future exercise price of $0.0001 per share in the same form as the June 2023 Pre-Funded Warrants (the “Exchange Warrants”). Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share. The pre-funded warrants are immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full. The Common Warrants are immediately exercisable at a price of $1.59 per share (or $1.5899 per Exchange Warrant). The Tranche A Warrants will expire upon the earlier of (i) five years after the date of issuance or (ii) 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. The Tranche B Warrants were exercised in June 2024, as further described below. The Company raised $4.0 million in gross proceeds and net proceeds were $3.4 million after deducting offering expenses. The June 2023 Pre-Funded Warrants do not have an expiration date. The warrants had a combined fair value of approximately $5.0 million at issuance and are classified as derivative warrant liabilities. The resulting offset is recorded in derivative warrant liabilities gain (loss) along with the issuance costs of $0.6 million in the unaudited consolidated financial statement of operations (see Note 14 - Stockholders’ Equity).

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

In November 2022, and throughout the quarter ended December 31, 2022, the Company sold shares through its ATM Sales Agreement. Per the warrant agreement in the August 2022 Offering, these sales qualified as an equity offering, and the sales price was less than the current exercise price of $8.60. As a result, the common warrants exercise price was adjusted to $3.30. On January 6, 2023, the Company consummated a 20 to 1 reverse stock split. Pursuant to the warrant agreement described above, the Company triggered a Stock Combination Event, and the warrant exercise price and number to be issued was adjusted based on the average of each of the lowest five trading days during the twenty-day consecutive trading day period beginning on December 30, 2022. Subsequently, as a result of the Securities Purchase Agreement in June 2023, the common warrants from the August 2022 Offering had an adjusted exercise price of $2.32.

A summary of warrants is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years (4)
Outstanding June 30, 2024 (1)	6,075,880	$3.71	3.6
Warrants exercised (2)	(176,000)	$0.0001	—
Warrants expired	(2,543)	N/A	N/A
Outstanding March 31, 2025 (3)	5,897,337	$3.10	1.8

(1)	The number of warrants outstanding as of June 30, 2024, is comprised of 3,821,115 liability classified warrants, 430,217 liability classified June 2023 Pre-Funded Warrants, 1,806,434 liability classified Tranche B Pre-Funded Warrants and 18,114 equity classified warrants.
(2)	Warrants exercised during the first quarter of fiscal 2025 were 176,000 of the Tranche B Warrants, which were exercised at a price of $0.0001 per share.
(3)

The number of warrants outstanding as of March 31, 2025, is comprised of 3,821,115 liability classified warrants, 430,217 liability classified June 2023 Pre-Funded Warrants, 1,630,434 liability classified Tranche B Pre-Funded Warrants and 15,571 equity classified warrants.

(4)	As pre-funded warrants do not have an expiration date, they have been excluded from the calculation of the weighted average remaining contractual life in years.

Note 17 - Earnings Per Share

Basic net income or loss per common share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per common share is calculated by dividing adjusted net income or loss by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of warrants to purchase common stock that are either liability classified or equity classified (see Note 16 – Warrants); employee stock options (see Note 15 – Equity Incentive Plans); employee unvested restricted stock (see Note 15 – Equity Incentive Plans); and employee unvested restricted stock units (see Note 15 – Equity Incentive Plans). For the three and nine months ended March 31, 2025, and 2024, if the Company incurred a net loss from continuing operations; a net loss from discontinued operations, net of tax; or a net loss then the Company did not include common equivalent shares in the computation of diluted net loss from continuing operations per share; diluted net loss from discontinued operations, net of tax; or diluted net loss per share because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and the denominator used in the basic per share calculations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
BASIC
Numerators:
Net income (loss) from continuing operations	$3,940	$(2,288)	$5,698	$(9,142)
Net income (loss) from discontinued operations, net of tax	54	(599)	558	(2,085)
Net income (loss)	$3,994	$(2,887)	$6,256	$(11,227)
Denominator:
Basic weighted-average common shares outstanding	6,134,634	5,533,555	6,111,550	5,511,089
Per share calculations:
Net income (loss) per share from continuing operations	$0.64	$(0.41)	$0.93	$(1.66)
Net income (loss) per share from discontinued operations, net of tax	$0.01	$(0.11)	$0.09	$(0.38)
Net income (loss) per share	$0.65	$(0.52)	$1.02	$(2.04)

The following is a reconciliation of the numerator and the denominator used in the diluted per share calculations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
DILUTED: CONTINUING OPERATIONS
Numerator:
Net income (loss) from continuing operations	$3,940	$(2,288)	$5,698	$(9,142)
Adjustment for change in fair value of warrant liabilities	(2,261)	—	(8,157)	—
Adjusted numerator - net income (loss) from continuing operations	$1,679	$(2,288)	$(2,459)	$(9,142)
Denominator:
Basic weighted-average common shares outstanding	6,134,634	5,533,555	6,111,550	5,511,089
Dilutive effect of warrants to purchase common stock	2,060,510	—	2,482,368	—
Dilutive effect of unvested restricted stock	9,309	—	12,095	—
Diluted weighted-average common shares outstanding	8,204,453	5,533,555	8,606,013	5,511,089
Per share calculation:
Net income (loss) per share from continuing operations	$0.20	$(0.41)	$(0.29)	$(1.66)

DILUTED: DISCONTINUED OPERATIONS
Numerator:
Net income (loss) from discontinued operations, net of tax	$54	$(599)	$558	$(2,085)
Denominator:
Basic weighted-average common shares outstanding	6,134,634	5,533,555	6,111,550	5,511,089
Dilutive effect of warrants to purchase common stock	2,060,510	—	2,482,368	—
Dilutive effect of unvested restricted stock	9,309	—	12,095	—
Diluted weighted-average common shares outstanding	8,204,453	5,533,555	8,606,013	5,511,089
Per share calculation:
Net income (loss) per share from discontinued operations, net of tax	$0.01	$(0.11)	$0.06	$(0.38)

DILUTED: NET INCOME (LOSS)
Numerator:
Net income (loss)	$3,994	$(2,887)	$6,256	$(11,227)
Adjustment for change in fair value of warrant liabilities	(2,261)	—	(8,157)	—
Adjusted numerator - net income (loss)	$1,733	$(2,887)	$(1,901)	$(11,227)
Denominator:
Basic weighted-average common shares outstanding	6,134,634	5,533,555	6,111,550	5,511,089
Dilutive effect of warrants to purchase common stock	2,060,510	—	2,482,368	—
Dilutive effect of unvested restricted stock	9,309	—	12,095	—
Diluted weighted-average common shares outstanding	8,204,453	5,533,555	8,606,013	5,511,089
Per share calculation:
Net income (loss) per share	$0.21	$(0.52)	$(0.22)	$(2.04)

The following table sets forth securities that could be considered anti-dilutive, and therefore are excluded from the calculation of diluted weighted-average common shares outstanding and related per share calculations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Warrants to purchase common stock - liability classified (note 16)	3,821,256	6,461,976	3,399,398	6,461,976
Warrants to purchase common stock - equity classified (note 16)	15,571	18,114	15,571	18,114
Employee unvested restricted stock (note 15)	25,223	31,897	22,437	31,897
Employee unvested restricted stock units (note 15)	84	2,336	84	2,336
Employee stock options (note 15)	219,244	146,701	219,244	146,701
Total anti-dilutive securities	4,081,378	6,661,024	3,656,734	6,661,024

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

Note 19 - Restructuring Costs

As part of the Company’s previously announced restructuring activities related to the wind down and divestiture of the Consumer Health business and the closure of the Grand Prairie, Texas manufacturing site, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs, right of use asset impairment charges, fixed asset and other asset impairment charges, accelerated depreciation of fixed assets, contract termination costs, and inventory write-downs. Severance and employee benefit costs primarily relate to cash severance. Restructuring costs associated with the Consumer Health business are recorded within the net income (loss) from discontinued operations, net of tax in the unaudited consolidated financial statement of operations (see Note 20 – Discontinued Operations).

The expense associated with the closure of the Grand Prairie, Texas manufacturing site such as severance and employee benefits and exit and disposal activities are included in restructuring costs in the consolidated statements of operations. There have been no inventory write-downs associated with this closure. During the three months ended March 31, 2025, and 2024, the Company incurred zero and $0.2 million, respectively, and during the nine months ended March 31, 2025, and 2024, the Company incurred $2.1 million and $0.2 million, respectively, of costs associated with exit and disposal activities related to its previously announced operational realignment and related costs. The Company does not expect to incur additional significant restructuring costs.

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

The key components of net income (loss) from discontinued operations, net of tax for the three and nine months ended March 31, 2025, and 2024, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
	(in thousands)
Net revenue	$—	$3,968	$717	$12,436
Cost of sales	—	(2,636)	(359)	(7,758)
Selling and marketing	—	(1,197)	(155)	(3,886)
General and administrative	—	(619)	(2)	(1,931)
Amortization of intangible assets	—	(383)	—	(1,147)
Non-operating other expense, net	—	(8)	(4)	(27)
Recognized contingent consideration	28	—	615	—
Loss on divestiture	—	—	(254)	—
Income (loss) from discontinued operations before income taxes	28	(875)	558	(2,313)
Income tax benefit	26	276	—	228
Net income (loss) from discontinued operations, net of tax	$54	$(599)	$558	$(2,085)

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

Objective

The purpose of the Management’s Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations for the three and nine months ended March 31, 2025, our cash flows for the nine months ended March 31, 2025, and our financial condition as of March 31, 2025. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and notes thereto.

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

In July 2024, we completed the wind down and divestiture of our Consumer Health business (see Part I, Item 1, Note 20 – Discontinued Operations in this Form 10-Q for further detail) and now operate our business as a single operating and reporting segment, which is focused on our prescription pharmaceutical products sold primarily through third party wholesalers and pharmacies and which primarily consists of two product portfolios, the ADHD Portfolio and the Pediatric Portfolio. The ADHD Portfolio consists of products for the treatment of ADHD, primarily Adzenys (amphetamine), an extended-release orally disintegrating tablet and Cotempla (methylphenidate), an extended-release orally disintegrating tablet. The Pediatric Portfolio consists primarily of Karbinal (carbinoxamine maleate extended-release oral suspension), an extended-release first-generation antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions, and Poly-Vi-Flor and Tri-Vi-Flor, two complementary prescription fluoride-based supplement product lines containing combinations of fluoride and vitamins in various formulations for infants and children with fluoride deficiency. During the fourth quarter of fiscal 2024, we successfully completed the transition of all manufacturing of our ADHD products to a United States-based third-party contract manufacturer to improve the profitability of these products.

In July 2023, we entered into an exclusive collaboration, distribution and supply agreement with Medomie, a privately owned pharmaceutical company, for Medomie to commercialize Adzenys and Cotempla in Israel and the Palestinian Authority. In September 2024, we entered into an exclusive collaboration, distribution and supply agreement with Lupin, a subsidiary of global pharmaceutical company Lupin Limited, for Lupin to commercialize Adzenys and Cotempla in Canada. We will supply Adzenys and Cotempla to Medomie and Lupin based on forecasts and provide various product commercialization resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for both Adzenys and Cotempla, which is expected to occur over the next 24 months. The agreements with Medomie and Lupin represent our first and second international commercial agreements for Adzenys and Cotempla, respectively.

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

Business Environment

We continue to experience inflationary pressures and could experience supply chain disruptions related to the sourcing of raw materials, energy, logistics and labor for a number of reasons, including ongoing geopolitical events. While we do not have sales or operations in Russia or Ukraine and we do not have significant sales or operations in the Middle East, it is possible that the conflicts or actions taken in response, could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. Inflationary pressures and supply chain disruptions could be significant across the business throughout fiscal 2025 and into fiscal 2026. Understanding these risks, we have not experienced stock outages for our ADHD products since the launch of those products, and the pediatric product supply has remained adequate to satisfy demand for the preceding four years.

In October 2024, we received a Notice Letter from Granules, stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ NDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. We timely filed a patent infringement lawsuit on December 11, 2024, against Granules to trigger a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, and a trial has been scheduled to begin on December 7, 2026. We plan to vigorously enforce our intellectual property rights related to Adzenys.

Results of Operations

The results of operations for the three and nine months ended March 31, 2025, compared to the three and nine months ended March 31, 2024, is as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)
Net revenue	$18,452	$14,025	$4,427	$51,247	$50,590	$657
Cost of sales	5,646	3,664	1,982	15,670	12,588	3,082
Gross profit	12,806	10,361	2,445	35,577	38,002	(2,425)

Operating expenses:
Selling and marketing	5,194	5,352	(158)	16,125	16,661	(536)
General and administrative	4,109	4,831	(722)	13,683	15,926	(2,243)
Research and development	162	611	(449)	1,110	1,727	(617)
Amortization of intangible assets	920	920	—	2,762	2,762	—
Restructuring costs	—	244	(244)	2,101	244	1,857
Total operating expenses	10,385	11,958	(1,573)	35,781	37,320	(1,539)
Income (loss) from operations	2,421	(1,597)	4,018	(204)	682	(886)
Other income, net	36	70	(34)	718	750	(32)
Interest expense	(900)	(1,257)	357	(2,973)	(3,806)	833
Derivative warrant liabilities gain (loss)	2,261	1,017	1,244	8,157	(5,467)	13,624
Income (loss) from continuing operations before income tax expense	3,818	(1,767)	5,585	5,698	(7,841)	13,539
Income tax benefit (expense)	122	(521)	643	—	(1,301)	1,301
Net income (loss) from continuing operations	3,940	(2,288)	6,228	5,698	(9,142)	14,840
Net income (loss) from discontinued operations, net of tax	54	(599)	653	558	(2,085)	2,643
Net income (loss)	$3,994	$(2,887)	$6,881	$6,256	$(11,227)	$17,483

Net Revenue

Net revenue by portfolio for the three and nine months ended March 31, 2025, compared to the three and nine months ended March 31, 2024, is as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)
ADHD Portfolio	$15,389	$12,326	$3,063	$44,469	$44,026	$443
Pediatric Portfolio	3,059	1,729	1,330	6,752	6,439	313
Other	4	(30)	34	26	125	(99)
Total net revenue	$18,452	$14,025	$4,427	$51,247	$50,590	$657

During the three months ended March 31, 2025, net revenue increased by $4.4 million, or 32%, compared to the same period ended March 31, 2024, primarily due to an increase in gross product revenue as well as overall improvements in savings offers and distributor fees which are certain expenses that reduce gross revenue to determine net revenue (known as “Gross to Net” adjustments).

During the nine months ended March 31, 2025, net revenue increased by $0.7 million, or 1%, compared to the same period ended March 31, 2024, primarily due to a $3.3 million increase in net revenue in the first quarter of fiscal 2025 related to a decrease in estimated variable consideration as a result of successful negotiations with a vendor offset by increases in savings offers costs impacting the net revenue.

Gross Profit

During the three and nine months ended March 31, 2025, gross profit increased by $2.4 million, or 24% and decreased by $2.4 million, or 6%, compared to the same periods ended March 31, 2024, respectively. Gross profit percentage was 69% for both the three and nine months ended March 31, 2025, compared to 74% and 75% for the same periods ended March 31, 2024, respectively. The decrease in gross profit percentage is primarily related to increased cost of sales for our ADHD Portfolio inventory as we sell through self-manufactured inventory burdened with certain fixed costs associated with its manufacture, which were capitalized into inventory costs in prior periods and is expected to normalize in the coming quarters as we finish selling through our self-manufactured inventory.

Selling and Marketing

During the three months ended March 31, 2025, selling and marketing expense was relatively flat compared to the same period ended March 31, 2024, and during the nine months ended March 31, 2025, selling and marketing expense decreased by $0.5 million, or 3%, compared to the same period ended March 31, 2024. Selling and marketing expense decreases are primarily driven by reduced commission expense and variable commercial marketing program fees in response to lower revenue, partially offset by increases in labor and service costs.

General and Administrative

During the three and nine months ended March 31, 2025, general and administrative expense decreased by $0.7 million, or 15% and $2.2 million, or 14% compared to the same period ended March 31, 2024. The decrease is primarily a result of continued cost reduction efforts and improved operational efficiencies.

Research and Development

During the three and nine months ended March 31, 2025, research and development expense decreased by $0.4 million, or 73% and $0.6 million, or 36% compared to the same period ended March 31, 2024. Our research and development costs are primarily associated with support for our commercialized products and costs associated with maintaining our intellectual property on our AR101 asset, for which we have indefinitely suspended clinical development. We did not have significant costs related to these activities during the third quarter of fiscal 2025, which was the primary reason for the decrease in research and development expense.

Amortization of Intangible Assets

During the three and nine months ended March 31, 2025, amortization expense of intangible assets, excluding amounts included in cost of sales, was relatively consistent compared to the same periods ended March 31, 2024.

Restructuring Costs

During the three and nine months ended March 31, 2025, we incurred zero and $2.1 million of restructuring costs, respectively, related to our previously announced operational realignment and related costs. For both the three and nine months ended March 31, 2024, we incurred $0.2 million of restructuring costs related to our previously announced operational realignment and related costs.

Other Income, Net

During the three and nine months ended March 31, 2025, other income, net was relatively consistent compared to the same periods ended March 31, 2024.

Interest Expense

During the three and nine months ended March 31, 2025, interest expense decreased by $0.4 million, or 28% and $0.8 million, or 22%, compared to the same periods ended March 31, 2024, primarily due to the extinguishment of our $15.0 million term loan while entering into the $13.0 million Eclipse Term Loan on more favorable terms during the fourth quarter of fiscal 2024 and the gradual paydown of the outstanding principal balance throughout the year as well as reductions in our fixed payment arrangement balance during the period.

Derivative Warrant Liabilities Gain (Loss)

The fair value of derivative warrant liabilities is calculated using either the Black-Scholes option pricing model or the Monte Carlo simulation model and is revalued at each reporting period, and changes are reflected through income or expense. For the three and nine months ended March 31, 2025, we recognized an unrealized gain of $2.3 million and $8.2 million, respectively, from the fair value adjustment primarily driven by a decrease in our stock price during the three and nine months ended March 31, 2025. For the three and nine months ended March 31, 2024, we recognized an unrealized gain of $1.0 million and an unrealized loss of $5.5 million, respectively, from the fair value adjustment primarily driven by a decrease in our stock price during the three months ended March 31, 2024, but an overall increase in our stock price during the nine months ended March 31, 2024.

Income Tax Benefit (Expense)

For income (loss) from continuing operations we recorded an income tax benefit of $0.1 million, which represented an effective tax rate of negative 3.2% and income tax expense of $0.5 million, which represented an effective tax rate of negative 29.5%, for the three months ended March 31, 2025, and 2024, respectively. For income (loss) from continuing operations we recorded an income tax expense of zero and income tax expense of $1.3 million, which represented an effective tax rate of zero and negative 16.6% for the nine months ended March 31, 2025, and 2024, respectively. These effective tax rates were primarily driven by the limitations on losses as a result of Section 382 of the IRC changes in ownership coupled with existing valuation allowances, the divestiture of our Consumer Health business that occurred during the first quarter of fiscal 2025 and changes to our fiscal 2025 projections, which resulted in an income tax benefit for the current quarter that reduced income tax expense for fiscal 2025 to zero.

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

We finance our operations through a combination of sales of our common stock and warrants, borrowings under our revolving credit facility and from cash generated from operations.

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

Cash Flows

The following table shows cash flows for the nine months ended March 31, 2025, and 2024:

	Nine Months Ended March 31,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(4,740)	$(600)	$(4,140)
Net cash provided by (used in) investing activities	$457	$(295)	$752
Net cash provided by (used in) financing activities	$2,450	$(2,330)	$4,780

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

During the nine months ended March 31, 2025, net cash used in operating activities totaled $4.7 million, which was primarily the result of an increase in accounts receivable, net and prepaid expenses and other current assets as well as a decrease in accounts payable and accrued liabilities, partially offset by positive cash earnings (net income of $6.3 million partially offset primarily by non-cash depreciation, amortization and accretion, stock compensation expense and derivative warrant liabilities adjustment).

During the nine months ended March 31, 2024, net cash used in operating activities totaled $0.6 million. The use of cash was primarily the result of the decrease in accounts payable and accrued liabilities and an increase in inventories, partially offset by positive cash earnings (net loss of $11.2 million offset by non-cash depreciation, amortization and accretion, derivative warrant liabilities adjustment, and stock compensation expense) and by funds received from the ERC program recorded in other operating liabilities (see Part I, Item 1, Note 2 – Summary of Significant Accounting Policies and Part I, Item 1, Note 9 – Other Liabilities in this Form 10-Q for further detail).

Net Cash Provided By (Used In) Investing Activities

Net cash provided by investing activities for the nine months ended March 31, 2025, was driven by cash received from the sale of fixed assets, partially offset by cash payments for fixed asset purchases. Net cash used in investing activities was nominal during the nine months ended March 31, 2024.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities of $2.5 million during the nine months ended March 31, 2025, was primarily from net proceeds received from revolving credit facility partially offset by payments made to fixed payment arrangements and payments made on borrowings. Net cash used in financing activities of $2.3 million during the nine months ended March 31, 2024, was primarily from payments made to fixed payment arrangements.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 – Commitments and Contingencies in the accompanying notes to the unaudited consolidated financial statements for further information.

In May 2022, we entered into the Tuzistra License Agreement. Pursuant to such termination the Company accrued a settlement liability, which as of March 31, 2025, had a remaining balance of $4.3 million accrued in other current liabilities on the consolidated balance sheet payable to Tris, with a provision that allows the Company to pay interest on any principal amounts due but remaining unpaid past July 2024.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments. As of March 31, 2025, the Tris Karbinal Agreement accrued fixed payment arrangement balance was $0.7 million recorded in other current liabilities on the consolidated balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

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

Granules PIV

On October 31, 2024, the Company received a Paragraph IV Certification Notice Letter (“Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ New Drug Application (“NDA”) for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. On December 11, 2024, the Company filed a patent infringement lawsuit against Granules which triggered a stay precluding the United States Food and Drug Administration (“FDA”) from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, and a trial has been scheduled to begin on December 7, 2026. The Company plans to vigorously enforce its intellectual property rights related to Adzenys.

Revive Investing

The Company had been named as a nominal plaintiff in a lawsuit by two shareholders against Armistice Capital Master Fund, Ltd, entitled Revive Investing, LLC. et al v. Armistice Master Fund, Ltd. et al, Case 1:20-cv-02849-CMA-TPO, in the United States District Court for the District of Colorado, contending that Armistice was liable for short swing trading profits in violation of Section 16(b) of the Exchange Act for certain trades it made in Company stock in 2019 and 2020 and must disgorge those profits to the Company. That matter proceeded to trial before a jury, which on January 29, 2025, returned a verdict finding no liability. On March 6, 2025, the plaintiffs filed an appeal in the United States Court of Appeals for the Tenth Circuit. As with the original case, regardless of the outcome, this case will not have a materially adverse effect upon the Company’s financial condition, results of operations, or cash flows.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended  March 31, 2025, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

AYTU BIOPHARMA, INC.

Date: May 14, 2025	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Ryan J. Selhorn
Ryan J. Selhorn
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)