Form 10-Q
period 2025-09-30
AYTU BIOPHARMA, INC
filed 2025-11-13
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 1, 2025, the registrant had 10,188,208 of common stock outstanding.

AYTU BIOPHARMA, INC.

FORM 10-Q

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10‑Q (“Form 10-Q” or “this report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this report, including statements regarding our regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “potential,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation: our anticipated future cash position; the planned expanded commercialization of our products and the potential future commercialization of our product candidates; our anticipated future growth rates; anticipated sales increases; anticipated net revenue increases; amounts of certain future expenses and cost of goods sold; our plans to acquire additional assets or dispose of assets, anticipated increases or decreases to operating expenses, and selling, general, and administrative expenses; and future events under our current and potential future collaborations.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including without limitation the risks described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended June 30, 2025 (“2025 Form 10-K”), and in the reports we file with the United States Securities and Exchange Commission (“SEC”). These risks are not exhaustive. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Forward-looking statements should not be relied upon as predictions of future events. We can provide no assurance that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements, except as may be required under applicable law.

This Form 10-Q may refer to registered trademarks that we currently own or license, such as Aytu, Aytu BioPharma, Aytu RxConnect, Neos Therapeutics, EXXUA, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames. We obtained statistical data, market and product data, and forecasts used throughout this Form 10-Q from market research, publicly available information and industry publications.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$32,630	$30,952
Accounts receivable, net	33,225	31,155
Inventories	10,100	11,434
Prepaid expenses and other current assets	5,154	5,638
Total current assets	81,109	79,179
Non-current assets:
Property and equipment, net	500	532
Operating lease right-of-use assets	1,010	1,061
Intangible assets, net	41,430	42,201
Other non-current assets	939	1,204
Total non-current assets	43,879	44,998
Total assets	$124,988	$124,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,342	$10,601
Accrued liabilities	36,700	38,164
Revolving credit facility	14,873	9,063
Current portion of debt	1,857	1,857
Other current liabilities	221	3,379
Total current liabilities	65,993	63,064
Non-current liabilities:
Debt, net of current portion	10,447	10,895
Derivative warrant liabilities	20,424	26,334
Other non-current liabilities	4,953	4,918
Total non-current liabilities	35,824	42,147

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $0.0001; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized; 9,911,913 and 8,976,913 shares issued and outstanding, respectively	1	1
Additional paid-in capital	354,740	352,500
Accumulated deficit	(331,570)	(333,535)
Total stockholders’ equity	23,171	18,966
Total liabilities and stockholders’ equity	$124,988	$124,177

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended
	September 30,
	2025	2024
Net revenue	$13,888	$16,574
Cost of goods sold	4,702	4,589
Gross profit	9,186	11,985

Operating expenses:
Selling and marketing	5,322	5,659
General and administrative	4,924	5,125
Research and development	—	426
Amortization of intangible assets	444	921
Restructuring costs	—	784
Total operating expenses	10,690	12,915
Loss from operations	(1,504)	(930)
Other income, net	201	542
Interest expense	(516)	(994)
Derivative warrant liabilities gain	3,784	2,880
Income from continuing operations before income tax expense	1,965	1,498
Income tax expense	—	(405)
Net income from continuing operations	1,965	1,093
Net income from discontinued operations, net of tax	—	381
Net income	$1,965	$1,474

Basic weighted-average common shares outstanding (note 17)	9,441,073	6,068,019
Diluted weighted-average common shares outstanding (note 17)	19,476,635	9,099,601

Net income (loss) per share (note 17):
Basic - continuing operations	$0.21	$0.18
Diluted - continuing operations	$(0.08)	$(0.20)
Basic - discontinued operations, net of tax	$—	$0.06
Diluted - discontinued operations, net of tax	$—	$0.04
Basic - net income	$0.21	$0.24
Diluted - net loss	$(0.08)	$(0.15)

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2025	8,976,913	$1	$352,500	$(333,535)	$18,966
Stock-based compensation expense	—	—	114	—	114
Issuance of common stock from exercise of warrants	935,000	—	2,126	—	2,126
Net income	—	—	—	1,965	1,965
Balances, September 30, 2025	9,911,913	$1	$354,740	$(331,570)	$23,171

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2024	5,972,638	$1	$347,688	$(319,973)	$27,716
Stock-based compensation expense	564	—	173	—	173
Issuance of common stock from exercise of warrants	176,000	—	463	—	463
Net income	—	—	—	1,474	1,474
Balances, September 30, 2024	6,149,202	$1	$348,324	$(318,499)	$29,826

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,965	$1,474
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	803	1,334
Stock-based compensation expense	114	173
Derivative warrant liabilities gain	(3,784)	(2,880)
Amortization of debt discount and issuance costs	29	27
Inventory write-down	278	68
Other non-cash adjustments	—	(375)
Non-cash adjustments from discontinued operations	—	(157)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,070)	478
Inventories	1,056	334
Prepaid expenses and other current assets	484	119
Accounts payable	1,741	3,143
Accrued liabilities	(1,637)	(4,969)
Other operating assets and liabilities, net	403	101
Changes in operating assets and liabilities from discontinued operations	—	(60)
Net cash used in operating activities	(618)	(1,190)

Cash flows from investing activities:
Cash received from sales of fixed assets	—	517
Cash payments for fixed asset purchases	—	(136)
Net cash provided by investing activities	—	381

Cash flows from financing activities:
Net proceeds received from revolving credit facility	5,810	1,875
Payment made to fixed payment arrangements	(3,050)	(500)
Payments made to borrowings	(464)	(464)
Net cash provided by financing activities	2,296	911

Net change in cash and cash equivalents	1,678	102
Cash and cash equivalents at beginning of period	30,952	20,006
Cash and cash equivalents at end of period	$32,630	$20,108

Supplemental disclosure of cash flow information:
Cash paid for interest	$466	$366
Cash paid for income taxes	$140	$446
Non-cash investing and financing activities:
Other non-cash investing and financing activities	$—	$483

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Financial Condition

Aytu BioPharma, Inc. (“Aytu,” the “Company,” “we,” “us,” or “our”), is a pharmaceutical company focused on advancing innovative medicines for complex central nervous system (“CNS”) diseases to improve the quality of life for patients. The Company was originally incorporated as Rosewind Corporation on August 9, 2002, in the state of Colorado and was re-incorporated as Aytu BioScience, Inc. in the state of Delaware on June 8, 2015. In March 2021, the Company changed its name to Aytu BioPharma, Inc.

The Company’s strategy is to become a leading pharmaceutical company that improves the lives of patients. The Company uses a focused approach of in-licensing, acquiring, developing and commercializing novel prescription therapeutics in order to continue building its portfolio of revenue-generating products and leveraging its commercial team’s expertise to build leading brands within large therapeutic markets. In  June 2025, the Company entered into an Exclusive Commercialization Agreement (the “Commercialization Agreement”) with Fabre-Kramer Holdings, Inc. (“Fabre-Kramer”) to commercialize EXXUA (gepirone) extended-release tablets (“EXXUA”) in the United States. Gepirone is a new chemical entity, and the Company believes EXXUA to be a novel first-in-class selective serotonin 5HT1a receptor agonist approved by the United States Food and Drug Administration (“FDA”) for the treatment of major depressive disorder (“MDD”) in adults. It is the Company’s expectation that EXXUA has the potential to serve as a major growth catalyst for the Company and anticipates launching EXXUA in the second quarter of fiscal 2026 as a centerpiece of its commercial efforts.

In addition, the Company will continue to focus on commercializing innovative prescription products that primarily address CNS conditions, including attention deficit hyperactivity disorder (“ADHD”). The Company is focusing its efforts on accelerating the growth of its commercial business and achieving positive operating cash flows. To achieve these goals, the Company indefinitely suspended active development of its clinical development programs and has wound down and divested unprofitable operations.

In the first quarter of fiscal 2025 the Company completed the previously announced wind down of its Consumer Health business and on July 31, 2024, the Company entered into a definitive agreement to divest its Consumer Health business. The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, the Company’s unaudited consolidated financial statements for all periods presented reflect the Consumer Health business as a discontinued operation and the Company determined that its continuing operations now operate in a single operating and reportable segment (see Note 20 - Discontinued Operations and the Segment Information section within Note 2 - Summary of Significant Accounting Policies for further detail).

The Company’s business from continuing operations is focused on the upcoming launch of EXXUA and on its current prescription pharmaceutical products sold primarily through third party wholesalers, distributors and pharmacies and which primarily consists of two product portfolios. The first consists of products for the treatment of ADHD (the “ADHD Portfolio”) and the second consists of a line of legacy products (the “Pediatric Portfolio”). The Company contracts with contract manufacturing organizations (“CMOs”) for the manufacture and testing of all of its products.

The Company has entered into two international exclusive collaboration, distribution and supply agreements to commercialize certain of the Company’s ADHD products. The first agreement is with Medomie Pharma Ltd (“Medomie”), a privately owned pharmaceutical company, which will commercialize the ADHD products in Israel and the Palestinian Authority. The second agreement is with Lupin Pharma Canada Ltd (“Lupin”), a subsidiary of global pharmaceutical company Lupin Limited, which will commercialize the ADHD products in Canada. The Company will supply the ADHD products to Medomie and Lupin based on forecasts and provide various product commercialization, regulatory and quality assurance resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for the ADHD products, which is expected to occur over the next 24 months.

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

Basis of Presentation

The unaudited consolidated financial statements and notes thereto contained in this Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Form 10-K, which included all disclosures required by U.S. GAAP. In the opinion of management, these unaudited consolidated financial statements and notes thereto contain all adjustments necessary for the fair statement of the financial position of the Company and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of  June 30, 2025, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the period ended September 30, 2025, are not necessarily indicative of expected operating results for the full year or any future period.

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

Prior Period Reclassification

Certain prior year amounts in the Company’s unaudited consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact operating results or cash flows for the three months ended September 30, 2025, and 2024, or the Company’s financial position as of September 30, 2025, or June 30, 2025.

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

The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the unaudited consolidated statements of operations, with particular emphasis on net revenue by product portfolio (see Note 3 - Revenue for net revenue disaggregated by product portfolio). Additionally, the measure of segment assets is reported on the Company’s unaudited balance sheet as total assets, with particular emphasis on the Company’s available liquidity and working capital, including its cash and cash equivalents, accounts receivables, net, inventories and current liabilities. As of September 30, 2025, and  June 30, 2025, all long-lived assets were domiciled within the United States.

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

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (the “TCJA”), allowing for accelerated tax deductions for qualified property and research expenditures, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in calendar year 2025 and others implemented through calendar year 2027. None of the provisions are expected to impact the realizability of the Company’s deferred tax assets and liabilities on the unaudited consolidated balance sheets as of September 30, 2025, and  June 30, 2025. However, because the OBBBA is a wide-reaching law, the Company is currently assessing its potential impact on its business, financial condition, results of operations and future plans and the Company plans to provide an update in future SEC filings once this assessment is complete. Other than the OBBBA, there have been no changes in tax law affecting the tax provision during the three months ended September 30, 2025.

For the three months ended September 30, 2025, and 2024, there was zero and $0.4 million of income tax expense from continuing operations, which was an effective tax rate of zero and negative 27.0%, respectively. This income tax expense was primarily driven by Section 382 limitation of the Internal Revenue Code of 1986, as amended (the “IRC”) on pre-TCJA and post-TCJA net operating loss (“NOL”) utilization, coupled with existing valuation allowances.

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

Recently Issued Accounting Guidance

As of  September 30, 2025, and through the filing of this report, no accounting guidance applicable to the Company has been issued and not yet adopted in fiscal 2026 that would have a material effect on the Company’s unaudited consolidated financial statements and related disclosures. For information about accounting guidance issued in previous years but not yet adopted by the Company and a complete set of the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s 2025 Form 10-K.

Note 3 - Revenue

Net revenue from continuing operations primarily consists of sales of prescription pharmaceutical products from the Company’s ADHD Portfolio and Pediatric Portfolio, principally to a limited number of wholesalers, distributors and pharmacies in the United States. Net revenue is recognized at the point in time that control of the product transfers to the customer, which typically aligns with shipping terms (i.e., upon delivery), generally “free-on-board” destination when shipped domestically within the United States, consistent with contractual terms.

Savings offers, rebates, and wholesaler chargebacks reflect the terms of underlying agreements, which may vary. Accordingly, actual amounts will depend on the mix of sales by product and contracting entity. Future returns may not follow historical trends. The Company’s periodic adjustments of its estimates are subject to time delays between the initial product sale, and the ultimate reporting and settlement of deductions. In fiscal 2025, the Company entered into negotiations with a vendor related to certain variable interest accruals that reduce revenue for the Company’s ADHD Portfolio. As a result of these negotiations, the Company and the vendor agreed to a reduction to the liability purportedly owed by the Company of $3.3 million, which resulted in a decrease in the estimated variable consideration accrual, and a related increase in net revenue of $3.3 million in the first quarter of fiscal 2025.

Net Revenue by Product Portfolio

Net revenue disaggregated by product portfolio for the three months ended September 30, 2025, and 2024, were as follows:

	Three Months Ended
	September 30,
	2025	2024
	(in thousands)
ADHD Portfolio	$13,156	$15,264
Pediatric Portfolio	715	1,293
Other	17	17
Total net revenue	$13,888	$16,574

Other includes net revenue from various discontinued or deprioritized products. The Consumer Health business was divested in the first quarter of fiscal 2025 and is reported within discontinued operations (see Note 20 - Discontinued Operations).

Net Revenue by Geographic Location

The Company’s net revenue is predominately within the United States, with insignificant international sales.

Note 4 - Inventories

Inventories consist of raw materials, work in process and finished goods, and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred inventory write-downs primarily as a result of unsalable and slow-moving products of $0.3 million and $0.1 million for the three months ended September 30, 2025, and 2024, respectively.

Inventories consist of the following:

	September 30,	June 30,
	2025	2025
	(in thousands)
Raw materials	$1,372	$1,115
Work in process	862	1,381
Finished goods	7,866	8,938
Inventories	$10,100	$11,434

Note 5 - Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term. Depreciation and amortization expense from property and equipment was less than $0.1 million and $0.1 million for the three months ended September 30, 2025, and 2024, respectively.

Property and equipment, net, consist of the following:

	September 30,	June 30,
	2025	2025
	(in thousands)
Manufacturing and lab equipment	$809	$808
Office equipment, furniture and other	262	274
Leasehold improvements	164	164
Property and equipment, gross	1,235	1,246
Less: accumulated depreciation and amortization	(735)	(714)
Property and equipment, net	$500	$532

Note 6 - Leases

The Company’s operating leases are for its offices, and these leases have original lease periods expiring between 2029 and 2030. Most leases include option provisions under which the parties may extend the lease term. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. The Company has no finance leases.

In June 2024, the Company entered into a forward-starting operating lease agreement to lease office space in Berwyn, Pennsylvania from the owner of the office space that the Company was renting that same space under a sublease arrangement. The Company determined that it was an operating lease, and that lease commencement occurred in July 2024. The initial lease termination date is July 31, 2030, and under the lease agreement the Company has one five-year renewal option to extend the lease through July 2035. The Company has elected to utilize the practical expedient to not separate lease and non-lease components upon recognition and variable lease payments will be expensed as incurred. The Company recorded an operating lease ROU asset of $0.5 million and a lease liability of $0.5 million at lease commencement. The ROU asset and lease liability was recorded at present value using an incremental borrowing rate of 12.3%.

In May 2023, the Company entered into an operating lease agreement to relocate its principal office to Denver, Colorado. The initial lease termination date is March 31, 2029, and under the lease agreement the Company has one five-year renewal option to extend the lease through March 2034. Undiscounted minimum monthly rent payments average approximately $15,500 over the initial term of the lease and variable lease payments are expensed as incurred.

The components of lease costs from continuing operations are as follows:

	Three Months Ended
	September 30,
	2025	2024	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$84	$122	Operating expenses
Short-term lease cost	3	91	Operating expenses
Total lease cost	$87	$213

Supplemental balance sheet information related to leases is as follows:

	September 30,	June 30,
	2025	2025	Balance Sheet Classification
	(in thousands)
Assets:
Non-current: operating leases	$1,010	$1,061	Operating lease right-of-use assets

Liabilities:
Current: operating leases	$202	$137	Other current liabilities
Non-current: operating leases	1,023	985	Other non-current liabilities
Total lease liabilities	$1,225	$1,122

The remaining weighted-average lease term and discount rate used are as follows:

	September 30,	June 30,
	2025	2025
Weighted-average remaining lease term (years):
Operating lease right-of-use assets	4.2	4.3
Weighted-average discount rate:
Operating lease right-of-use assets	11.4%	11.3%

For the three months ended September 30, 2025, the Company had operating net cash provided by operating leases of $0.1 million, primarily from the receipt of cash related to a tenant improvement allowance, partially offset by rent payments. For the three months ended September 30, 2024, the Company had operating net cash used by operating leases of $0.2 million, primarily due to rent payments.

As of September 30, 2025, the Company’s estimated future minimum lease payments are as follows:

Estimated Future Minimum Lease Payments
(in thousands)
2026 (remaining 9 months)	$252
2027	331
2028	386
2029	358
2030	230
2031	19
Total lease payments	1,576
Less: imputed interest	(351)
Total lease liabilities	$1,225

Note 7 - Intangible Assets

A summary of the Company’s intangible assets, all of which are definite-lived intangible assets, as of September 30, 2025, and June 30, 2025, is as follows:

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Product technology rights	$22,200	$(5,919)	$16,281	12.5
Technology rights	30,200	(8,051)	22,149	12.5
Commercialization rights (1)	3,000	—	3,000	N/A
Total intangible assets	$55,400	$(13,970)	$41,430	12.5

(1)	The commercialization rights intangible asset will be considered placed in service upon the launch of EXXUA, which the Company currently anticipates launching in the second fiscal quarter of 2026 with an initial estimated useful life through September 2030.

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Product technology rights (1)	$22,200	$(5,592)	$16,608	12.7
Technology rights	30,200	(7,607)	22,593	12.7
Commercialization rights (2)	3,000	—	3,000	N/A
Total intangible assets	$55,400	$(13,199)	$42,201	12.7

(1)

In June 2025, the Company recorded an impairment to its product technology rights intangible asset of $8.3 million. Accordingly, $19.1 million of gross carrying amount and $10.8 million of related accumulated amortization have been removed from this table as of June 30, 2025.

(2)	The commercialization rights intangible asset will be considered placed in service upon the launch of EXXUA, which the Company currently anticipates launching in the second fiscal quarter of 2026 with an initial estimated useful life through September 2030.

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

Amortization expense of intangible assets from continuing operations included in the unaudited consolidated statements of operations for the three months ended September 30, 2025, and 2024, are set forth in the below table:

	Three Months Ended
	September 30,
	2025	2024
	(in thousands)
Statement of operations classification:
Cost of goods sold	$327	$327
Operating expenses	444	921
Total amortization of intangible assets expense	$771	$1,248

As of September 30, 2025, the Company’s estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
2026 (remaining 9 months)	$2,656
2027	3,718
2028	3,718
2029	3,718
2030	3,718
2031	3,194
Thereafter	20,708
Total future amortization expense	$41,430

Product Technology Rights

The product technology rights are related to the rights to production, supply and distribution agreements of various products.

ADHD Portfolio

The Company has developed product technology rights related to the production and sale of certain ADHD products. The formulations for the ADHD products are protected by patented technology. The estimated remaining economic life of these proprietary product technology rights is 12.5 years.

Pediatric Portfolio

The Company acquired and assumed all rights and obligations pursuant to supply and license agreements and various assignment and release agreements. As a result of the Company’s shifted focus of its commercial efforts on EXXUA and its ADHD Portfolio the Company recorded a full impairment of these intangible assets, which resulted in impairment expense of $8.3 million being recognized in the fourth quarter of fiscal 2025. Please refer to Note 12 - Fair Value Measurements for further discussion on the fair value measurement of intangible assets.

Technology Rights

TRRP Proprietary Technology

The Company has time release resin particle (“TRRP”) proprietary technology, which is a proprietary drug delivery technology protected by the Company as a trade secret that allows the Company to modify the drug release characteristics of each of its respective products. The TRRP technology underlines each of the ADHD Portfolio core products and can potentially be used in future product development initiatives as well. The estimated remaining economic life of these proprietary technology rights is 12.5 years.

Commercialization Rights

As part of the Commercialization Agreement for the exclusive commercialization rights of EXXUA in the United States, the Company capitalizes to the carrying value of intangible assets any contingent payments made that are considered a part of the Commercialization Agreement’s total consideration and which are not within the scope of derivative guidance once the contingencies related to these payments are resolved. Once the commercialization rights are considered placed in service on the launch date of EXXUA, the Company will amortize the commercialization rights on a straight-line basis over the estimated life of the asset, and the Company will adjust the carrying value of the commercialization rights on a cumulative catch-up basis as if any additional capitalized amount had been capitalized on the same date that the intangible asset was placed in service. As of September 30, 2025, the commercialization rights had not been placed in service and as a result, no amortization expense has been recorded for this intangible asset. The Company currently anticipates launching EXXUA in the second quarter of fiscal 2026 with an initial estimated useful life through September 2030.

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	June 30,
	2025	2025
	(in thousands)
Accrued savings offers	$14,917	$16,092
Return reserve	5,534	6,811
Accrued customer and product related fees	5,420	4,556
Accrued program liabilities	4,908	5,678
Accrued employee compensation	3,954	3,132
Other accrued liabilities	1,967	1,895
Total accrued liabilities	$36,700	$38,164

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

Note 9 - Other Liabilities

Other liabilities consist of the following:

	September 30,	June 30,
	2025	2025
	(in thousands)
Employee retention credit	$3,759	$3,759
Operating lease liabilities	1,225	1,122
Other	190	193
Fixed payment arrangements	—	3,223
Total other liabilities	5,174	8,297
Less: current portion of other liabilities	(221)	(3,379)
Total non-current portion of other liabilities	$4,953	$4,918

Employee Retention Credit

The $3.8 million Employee Retention Credit (“ERC”) accrual in other non-current liabilities as of September 30, 2025, represents the proceeds the Company received from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) program during the first quarter of fiscal 2024. When management determines it has reasonable assurance that the Company has substantially met all eligibility requirements of the ERC and following any adjustments from its regulatory audit or upon further clarifications from the IRC, the ERC accrual shall be recognized as a benefit in other income, net in the unaudited consolidated statement of operations.

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

Fixed Payment Arrangements

Fixed payment arrangements represent obligations related to the acquisition of products. As of September 30, 2025, the Company had no remaining accrued amount recorded related to fixed payment arrangements.

Note 10 - Revolving Credit Facility

On June 20, 2025, the Company and certain of its subsidiaries entered into an Amendment No. 6 to Loan and Security Agreement (the “Eclipse Amendment No. 6”) to the loan and security agreement dated October 2, 2019, as amended by Amendment No. 1, dated March 19, 2021; Amendment No. 2, dated January 26, 2022; Amendment No. 3, dated June 1, 2022; Amendment No. 4 dated March 24, 2023; and Amendment No. 5 dated June 12, 2024 (together the “Eclipse Agreement”), with Eclipse Business Capital LLC (“Eclipse”), as agent, and the lenders party thereto (agent and such lenders, collectively, the “Eclipse Lender”). Under the Eclipse Agreement, the Company has two loan agreements, a term loan (the “Eclipse Term Loan”), which is described further in Note 11 - Debt, and a revolving credit facility (the “Eclipse Revolving Loan”).

The Eclipse Revolving Loan has a potential maximum borrowing base of $14.5 million at an interest rate of the secured overnight financing rate as administered by the SOFR Administrator (the “SOFR”) plus 4.5%, which was temporarily increased by Eclipse Amendment No. 6. pursuant to a $1.5 million incremental advance at an interest rate of the SOFR plus 5.5% (the “Eclipse Incremental Advance”), with repayment and permanent reduction of the Eclipse Incremental Advance commencing on August 1, 2025, and continuing on the first day of each calendar month thereafter, in an amount equal to $125,000 per month, until the Eclipse Incremental Advance has been reduced to $0. In addition, the Company is required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of the Eclipse Revolving Loan remains subject to a borrowing base and reserve, and availability blockage requirements. The maturity date, as amended, is June 12, 2029, and the effective interest rate of the Eclipse Revolving Loan and the Eclipse Incremental Advance was 8.9% and 9.9%, respectively, as of September 30, 2025, and there was $1.3 million of the Eclipse Incremental Advance remaining.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Eclipse Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2025, the Company was in compliance with the covenants under the Eclipse Agreement. The Company’s obligations under the Eclipse Agreement are secured by substantially all of the Company’s assets, as defined further in the Eclipse Agreement.

As of September 30, 2025, there was $0.2 million of unamortized debt issuance costs related to the Eclipse Revolving Loan, which will be amortized straight-line over the term of the loan. Total interest expense on the Eclipse Revolving Loan, including amortization of deferred financing costs, was $0.1 million and less than $0.1 million for the three months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, and June 30, 2025, the outstanding amounts drawn on the Eclipse Revolving Loan were $14.9 million and $9.1 million, respectively. The unused Eclipse Revolving Loan amount as of September 30, 2025, was $0.7 million.

Note 11 - Debt

On June 20, 2025, the Company and certain of its subsidiaries entered into Eclipse Amendment No. 6, which provided for among other things, an increase in the Eclipse Term Loan principal amount to $13.0 million on the closing date of the Eclipse Amendment No. 6 and an extension of the maturity date of the Eclipse Term Loan to June 12, 2029, as well as certain amendments to the Eclipse Revolving Loan described further in Note 10 - Revolving Credit Facility.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Eclipse Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make certain asset sales without the prior written consent of the Eclipse Lender. A failure to comply with these covenants could permit the Eclipse Lender to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of September 30, 2025, the Company was in compliance with the covenants under the Eclipse Agreement.

As of September 30, 2025, there was $0.2 million of unamortized debt discount and debt issuance costs related to the Eclipse Term Loan, which will be amortized over the term of the loan. Total interest expense on the Eclipse Term Loan, including debt discount and issuance costs amortization, was $0.4 million for both of the three months ended September 30, 2025, and 2024. The effective interest rate on the Eclipse Term Loan was 11.4% as of September 30, 2025.

Debt consists of the following:

	September 30,	June 30,
	2025	2025
	(in thousands)
Term loan principal amount	$12,536	$13,000
Unamortized debt discount and issuance costs	(232)	(248)
Total debt	12,304	12,752
Less: current portion of debt	(1,857)	(1,857)
Total debt, net of current portion	$10,447	$10,895

As of September 30, 2025, the Company’s future Eclipse Term Loan principal payments are as follows:

Future Principal Payments
(in thousands)
2026 (remaining 9 months)	$1,393
2027	1,857
2028	1,857
2029	7,429
Total future principal payments	12,536
Less: unamortized debt discount and issuance costs	(232)
Less: current portion of debt	(1,857)
Total debt, net of current portion	$10,447

Note 12 - Fair Value Measurements

The Company determines the fair value of financial and non-financial assets using the fair value hierarchy, which establishes three levels of inputs that may be used to measure fair value as follows:

●	Level 1: Inputs that reflect unadjusted quoted prices in active markets that are accessible to the Company for identical assets or liabilities

●	Level 2: Inputs that include quoted prices for similar assets and liabilities in active or inactive markets or that are observable for the asset or liability either directly or indirectly; and

●	Level 3: Unobservable inputs that are supported by little or no market activity.

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities and current and non-current debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Current and non-current debt are reported at their amortized costs on the Company’s unaudited consolidated balance sheets. The remaining financial instruments are reported on the Company’s unaudited consolidated balance sheets at amounts that approximate current fair values. The Company’s carrying value of its consolidated amounts of cash and cash equivalents approximate their fair value as of  September 30, 2025, and June 30, 2025, and are categorized within level 1 of the U.S. GAAP fair value hierarchy. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurements

The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  September 30, 2025, and June 30, 2025, by level within the fair value hierarchy as follows:

	Fair Value at	Fair Value Measurements at September 30, 2025
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$20,424	$—	$—	$20,424
Total	$20,424	$—	$—	$20,424

	Fair Value at	Fair Value Measurements at June 30, 2025
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$26,334	$—	$—	$26,334
Total	$26,334	$—	$—	$26,334

Summary of Level 3 Input Changes

A summary of changes to those fair value measures using Level 3 inputs is as follows:

Derivative
Warrant Liabilities
(in thousands)
Balance as of June 30, 2025	$26,334
Settlements (1)	(2,126)
Included in earnings	(3,784)
Balance as of September 30, 2025	$20,424

(1)	Relates to the exercise of 935,000 prefunded warrants during the first quarter of fiscal 2026, which were liability classified and exercised at a price of $0.0001 per share.

Significant Assumptions

The valuation methodologies and key assumptions used for the mark to market fair value measurements of derivative warrant liabilities as of September 30, 2025, are as follows:

	June 2023 Tranche A Warrants	Warrants Other (1)
	Monte Carlo & Black-Scholes	Black-Scholes
Aytu closing stock price	$ 1.88	$ 1.88
Equivalent term (years)	2.7	1.3-1.9
Expected volatility	77.1%	71.7%-79.1%
Risk-free rate	3.6%	3.6%
Dividend yield	0.0%	0.0%

(1)	Includes all liability classified warrants and prefunded warrants except the June 2023 Tranche A Warrants (see Note 16 - Warrants for further information).

Note 13 - Commitments and Contingencies

EXXUA Exclusive Commercialization Agreement

On June 5, 2025, the Company entered into the Commercialization Agreement with Fabre-Kramer, pursuant to which the Company acquired certain rights and obligations in connection with the commercialization of EXXUA in the United States. As consideration for the Commercialization Agreement, the Company made an upfront cash payment of $3.0 million to Fabre-Kramer in June 2025, which was capitalized as a definite-lived intangible asset (see Note 7 - Intangible Assets for further detail). Within 45 days of the one-year anniversary of the first product launch of EXXUA in the United States, the Company has agreed to make a second $3.0 million payment (the “Second Payment”). The Second Payment may be increased to $5.0 million if first year EXXUA net revenue meet or exceed $35.0 million. Additionally, the Company has agreed to pay Fabre-Kramer certain milestone payments ranging from $5.0 million to over $100.0 million per year based on sales milestones after a certain level of net revenue are achieved with a threshold of $100.0 million in net revenue and the Company will pay 10% of net revenue exceeding $1.0 billion. The Company has also agreed to pay royalty fees throughout the term of the Commercialization Agreement based on the Company’s net revenue of EXXUA as follows: (i) initially 28% of net revenue and increasing to 39% if net revenue exceed $300.0 million in any year during the term until such net revenue reach a reduced royalty trigger; and (ii) after reaching such royalty trigger, 24.5% and increasing to 35.5% if net revenue exceed $300.0 million in any year during the term. The Company will also pay a supply price of 3% of net revenue less its cost of goods sold, increasing to 4% of net revenue if annual net revenue exceed $300.0 million. The Commercialization Agreement also contains customary clauses for pharmaceutical commercialization agreements, including, among others, post-marketing obligations, regulatory matters, and indemnification.

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

Pediatric Portfolio

The Company has the exclusive right to distribute and sell certain legacy products in the United States from agreements signed by the Company. The initial term of the agreement was 20 years. The Company pays Tris a royalty equal to 23.5% of net revenue from the products.

Legal Matters

Granules Paragraph IV

On October 31, 2024, the Company received a Paragraph IV Certification Notice Letter (the “Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys XR-ODT® (amphetamine) extended-release orally disintegrating tablets (“Adzenys”) before the expiration of all patents currently listed in the FDA’s publication of approved drug products with therapeutic equivalence evaluations (the “Orange Book”). The Notice Letter states that Granules’ NDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. On December 11, 2024, the Company filed a patent infringement lawsuit against Granules which triggered a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. On October 28, 2025, the case was reassigned to visiting judge, Judge Jennifer Choe-Groves of the United States Court of International Trade. The trial date has been moved to January 11, 2027, with all other scheduling dates remaining unchanged. The Company plans to vigorously enforce its intellectual property rights related to Adzenys.

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

Note 14 - Stockholders’ Equity

The Company has 50.0 million shares of preferred stock authorized with a par value of $0.0001 per share and no preferred shares issued and outstanding. The Company has 200.0 million shares of common stock authorized with a par value of $0.0001 per share and as of September 30, 2025, the Company had 9,911,913 shares of common stock issued and outstanding. As of September 30, 2025, included in common stock outstanding are 31,298 shares of unvested restricted stock issued to directors and employees.

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

Note 15 - Equity Incentive Plan

2023 Equity Incentive Plan

On May 18, 2023, the Company’s stockholders approved the adoption of the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), which replaced all previous plans. For the 2023 Equity Incentive Plan, the stockholders approved (a) 200,000 new shares; (b) 87,155 shares “rolled over” to the 2023 Equity Incentive Plan from plans replaced by the 2023 Equity Incentive Plan; and (c) any shares that are returned to the Company under plans replaced by the 2023 Equity Incentive Plan to be added to the 2023 Equity Incentive Plan. On May 21, 2025, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the 2023 Equity Incentive Plan. The Plan Amendment increased the number of shares reserved for issuance under the 2023 Equity Incentive Plan by 300,000 shares to bring the total number of shares reserved for issuance under the 2023 Equity Incentive Plan to 500,000 shares, not including unissued shares from available awards under prior plans or any returned shares. The Plan Amendment became effective immediately upon approval by the Company’s stockholders and the Company registered the 300,000 shares pursuant to a registration statement on Form S-8 filed with the SEC on September 23, 2025. With the approval of the 2023 Equity Incentive Plan, no additional awards will be granted under any previous plans. All outstanding awards previously granted under previous stock incentive plans will remain outstanding and subject to the terms of the plans.

Stock options granted under the 2023 Equity Incentive Plan and previous plans typically have contractual terms of 10 years or less from the grant date and a vesting period ranging from one to four years. The restricted stock and restricted stock units granted under the 2023 Equity Incentive Plan typically have a vesting period of three to four years and restricted stock and restricted stock units granted from previous plans typically have a vesting period ranging from four to 10 years and four years, respectively. As of September 30, 2025, the Company had 402,227 shares available for grant under the 2023 Equity Incentive Plan.

Stock Options

Stock option activity during the three months ended September 30, 2025, is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding at June 30, 2025	211,618	$4.51	8.3
Expired	(4,818)	$9.68	—
Outstanding at September 30, 2025	206,800	$4.39	8.2

Exercisable at September 30, 2025	103,898	$6.92	7.6

During the three months ended  September 30, 2025, the Company did not grant any stock options. As of  September 30, 2025, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted by the Company, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock

Restricted stock activity under the 2023 Equity Incentive Plan during the three months ended September 30, 2025, is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2025	32,912	$69.81
Vested	(1,618)	$2.48
Unvested at September 30, 2025	31,294	$73.29

During the three months ended  September 30, 2025, the Company did not grant any shares of restricted stock. As of  September 30, 2025, there was $0.6 million of total unrecognized compensation costs related to non-vested restricted stock granted under the 2023 Equity Incentive Plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.7 years.

As of  September 30, 2025, there were four shares of unvested restricted stock that were granted outside of equity compensation plans approved by security holders, which had $0.1 million of total unrecognized compensation costs and a remaining weighted-average vesting period of 0.8 years.

Restricted Stock Units

There were no remaining unvested restricted stock units as of June 30, 2025, and the Company did not grant any restricted stock units during the three months September 30, 2025, and 2024.

Stock-Based Compensation Expense

Stock-based compensation expense related to the fair value of stock options, restricted stock and restricted stock units were included in the unaudited consolidated statements of operations as set forth in the below table:

	Three Months Ended
	September 30,
	2025	2024
	(in thousands)
Cost of goods sold	$—	$1
Research and development	—	2
Selling and marketing	4	32
General and administrative	110	138
Total stock-based compensation expense	$114	$173

Note 16 - Warrants

The Company has engaged in several different types of equity financings throughout its history, some of which have resulted in the Company issuing warrants and prefunded warrants. Equity classified warrants are valued using a Black-Scholes option pricing model at issuance and are not remeasured. Liability classified warrants are carried at fair value using either the Black-Scholes option pricing model or the Monte Carlo simulation model. Changes in the fair value of liability classified warrants in subsequent periods are recorded as a gain or loss on remeasurement and reported as a component of cash flows from operations. Outstanding warrants that are classified as derivative warrant liabilities in the unaudited consolidated balance sheets are marked to market at each reporting period, with the change in fair value recorded as a gain or loss on remeasurement and reported as a component of cash flows from operations. (see Note 12 - Fair Value Measurements for further detail).

The number of warrants and prefunded warrants outstanding as of  September 30, 2025, is as follows:

			Remaining
	Number	Exercise	Contractual
Description	Outstanding	Price	Life in Years (6)	Type	Classification
December 2020 Warrants (1)	15,571	$150.00	0.2	Warrant	Equity
January 2022 Warrants (1)	122,092	$8.60	1.3	Warrant	Liability
March 2022 Warrants (1)	333,300	$26.00	1.9	Warrant	Liability
August 2022 Warrants (1)	1,191,811	$2.32	1.9	Warrant	Liability
June 2023 Tranche A Warrants (2)	2,173,912	$1.59	2.7	Warrant	Liability
June 2023 Tranche B Prefunded Warrants (3)	1,630,434	$0.0001	N/A	Prefunded Warrant	Liability
June 2023 Prefunded Warrants (4)	430,217	$0.0001	N/A	Prefunded Warrant	Liability
June 2025 Prefunded Warrants (5)	7,298,332	$0.0001	N/A	Prefunded Warrant	Liability
Total outstanding	13,195,669

(1)	Each of these warrants is exercisable at any time for one share of the Company’s common stock on a one-for-one basis under the terms of the agreements between the Company and the investors.
(2)

In June 2023, the Company issued these tranche A warrants to purchase 2,173,912 shares of common stock (the “June 2023 Tranche A Warrants”), which may be exercised on a one-for-one basis at any time subject to certain limitations as defined in the agreements between the Company and the investors, for either shares of common stock at an exercise price of $1.59 per share or for prefunded warrants at an exercise price of $1.5899 per prefunded warrant to purchase common stock at a future exercise price of $0.0001 per share. The June 2023 Tranche A Warrants will expire upon the earlier of June 2028 or 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days.

(3)

In June 2024, certain warrants were exercised, generating proceeds of $3.5 million, into 367,478 shares of common stock and 1,806,434 prefunded warrants to purchase shares of common stock with an exercise price of $0.0001 per share (the “June 2023 Tranche B Prefunded Warrants”), and may be exercised at any time subject to certain limitations as defined in the agreements between the Company and the investors on a one-for-one basis. The June 2023 Tranche B Prefunded Warrants had a fair value of approximately $5.1 million at issuance and are classified as derivative warrant liabilities.

(4)	Each of these prefunded warrants is exercisable at any time for one share of the Company’s common stock on a one-for-one basis under the terms of the agreements between the Company and the investors.
(5)

In June 2025, the Company raised gross proceeds of $16.6 million from the issuance of the June 2025 Common Stock and the June 2025 Prefunded Warrants. The June 2025 Prefunded Warrants may be exercised on a one-for-one basis at any time subject to certain limitations as defined in the agreements between the Company and the investors. The June 2025 Prefunded Warrants had a fair value of approximately $12.3 million at issuance and are classified as derivative warrant liabilities. There was $1.3 million of issuance costs allocated to the June 2025 Prefunded Warrants. See Note 12 - Fair Value Measurements and Note 14 - Stockholders’ Equity for further detail.

(6)	All of the Company’s prefunded warrants do not have an expiration date.

A summary of warrant activity, excluding prefunded warrants, during the three months ended  September 30, 2025, is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2025 (1)	3,836,686	$4.76	2.6
Outstanding September 30, 2025 (1)	3,836,686	$4.76	2.3

(1)	The number of warrants, excluding prefunded warrants, outstanding as of June 30, 2025, and September 30, 2025, is comprised of 3,821,115 liability classified warrants and 15,571 equity classified warrants.

A summary of prefunded warrant activity during the three months ended  September 30, 2025, is as follows:

	Number of	Weighted-
	Prefunded	Average
	Warrants	Exercise Price
Outstanding June 30, 2025	10,293,983	$0.0001
Prefunded warrants exercised (1)	(935,000)	$0.0001
Outstanding September 30, 2025	9,358,983	$0.0001

(1)	During the first quarter of fiscal 2026 a total of 935,000 of the June 2025 Prefunded Warrants were exercised to 935,000 shares of common stock. See Note 12 - Fair Value Measurements for further detail.

Note 17 - Earnings Per Share

Basic net income or loss per share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per share is calculated by dividing adjusted net income or loss by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of warrants to purchase common stock that are either liability classified or equity classified, stock options, unvested restricted stock and unvested restricted stock units (see Note 15 - Equity Incentive Plan and Note 16 - Warrants for further detail). If the Company’s adjusted numerator for net income from continuing operations divided by the diluted weighted-average number of common shares outstanding for each potentially dilutive security was greater than the net income from continuing operations per share, then the Company did not include those common equivalent shares in the computation of diluted net income or loss from continuing operations per share; diluted net income or loss from discontinued operations, net of tax; or diluted net income or loss per share because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and the denominator used in the basic per share calculations:

	Three Months Ended
	September 30,
	2025	2024
	(in thousands, except share and per share data)
BASIC
Numerators:
Net income from continuing operations	$1,965	$1,093
Net income from discontinued operations, net of tax	—	381
Net income	$1,965	$1,474
Denominator:
Basic weighted-average common shares outstanding	9,441,073	6,068,019
Basic per share calculations:
Net income per share from continuing operations	$0.21	$0.18
Net income per share from discontinued operations, net of tax	$—	$0.06
Net income per share	$0.21	$0.24

The following is a reconciliation of the numerator and the denominator used in the diluted per share calculations:

	Three Months Ended
	September 30,
	2025	2024
	(in thousands, except share and per share data)
DILUTED
Numerators:
Adjusted numerator - net loss from continuing operations (1)	$(1,505)	$(1,787)
Net income from discontinued operations, net of tax	—	381
Net loss	$(1,505)	$(1,406)
Denominator:
Basic weighted-average common shares outstanding	9,441,073	6,068,019
Dilutive effect of warrants to purchase common stock	10,035,562	3,028,862
Dilutive effect of options to purchase common stock	—	2,720
Diluted weighted-average common shares outstanding	19,476,635	9,099,601
Diluted per share calculations:
Net loss per share from continuing operations	$(0.08)	$(0.20)
Net income per share from discontinued operations, net of tax	$—	$0.04
Net loss per share	$(0.08)	$(0.15)

(1)	The net income from continuing operations numerator has been adjusted to remove the changes in fair value of certain warrant liabilities totaling a gain of $3.5 million and $2.9 million for the three months ended September 30, 2025, and 2024, respectively.

The following table sets forth securities that could be considered anti-dilutive, and therefore are excluded from the calculation of diluted weighted-average common shares outstanding and related per share calculations:

	Three Months Ended
	September 30,
	2025	2024
Warrants to purchase common stock - liability classified (note 16)	3,144,536	455,392
Warrants to purchase common stock - equity classified (note 16)	15,571	18,114
Weighted-average of warrants exercised to common stock (note 16)	495,000	—
Outstanding stock options (note 15)	206,800	10,644
Unvested restricted stock (note 15)	31,298	1,211
Unvested restricted stock units (note 15)	—	141,439
Total anti-dilutive securities	3,893,205	626,800

Note 18 - License Agreements

Teva

On December 21, 2018, the Company and Teva Pharmaceuticals USA, Inc. (“Teva”) entered into an agreement granting Teva a non-exclusive license to certain patents owned by Neos by which Teva has the right to manufacture and market its generic version of one of the Company’s ADHD products under an abbreviated new drug application (“ANDA”) filed by Teva beginning on July 1, 2026, or earlier under certain circumstances. The ANDA was approved by the FDA on June 19, 2020.

Actavis

On October 17, 2017, the Company entered into an agreement granting Actavis Laboratories FL, Inc. (“Actavis”) (which is now owned by Teva Pharmaceutical Industries Limited) a non-exclusive license to certain patents owned by the Company by which Actavis has the right to manufacture and market its generic version of one of the Company’s ADHD products under its ANDA beginning on September 1, 2025. The ANDA was approved by the FDA on June 22, 2023. Through the filing date of this report, to the Company’s knowledge Teva has not launched a generic version of this ADHD product.

Note 19 - Restructuring Costs

As part of the Company’s previously announced restructuring activities related to the wind down and divestiture of the Consumer Health business and the closure of the Grand Prairie, Texas manufacturing site, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee benefit costs as well as other direct separation benefit costs, right of use asset impairment charges, fixed asset and other asset impairment charges, accelerated depreciation of fixed assets, contract termination costs, and inventory write-downs. Severance and employee benefit costs primarily relate to cash severance. Restructuring costs associated with the Consumer Health business are recorded within the net income from discontinued operations, net of tax in the unaudited consolidated financial statement of operations (see Note 20 - Discontinued Operations).

The expense associated with the closure of the Grand Prairie, Texas manufacturing site such as severance and employee benefits and exit and disposal activities are included in restructuring costs in the unaudited consolidated statements of operations. There were no inventory write-downs associated with this closure. During the three months ended September 30, 2025, and 2024, the Company incurred zero and $0.8 million, respectively, of costs associated with exit and disposal activities related to its previously announced operational realignment and related costs. The Company does not expect to incur additional significant restructuring costs.

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

The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, the accompanying unaudited consolidated financial statements for all periods presented reflect this business as a discontinued operation. There were no assets or liabilities classified as discontinued operations on the accompanying unaudited consolidated balance sheets as of September 30, 2025, and June 30, 2025. The Company elected to record the contingent consideration portion of the arrangement when the consideration was determined to be realizable and, therefore, the Company did not record a contingent consideration asset at the transaction date.

There was no income from discontinued operations for the three months ended September 30, 2025. The key components of income from discontinued operations, net of tax for the three months ended September 30, 2024, were as follows:

Three Months Ended
September 30, 2024
(in thousands)
Net revenue	$717
Cost of goods sold	(358)
Selling and marketing	(155)
General and administrative	(7)
Recognized contingent consideration	412
Loss on divestiture	(254)
Income from discontinued operations before income taxes	355
Income tax benefit	26
Net income from discontinued operations, net of tax	$381

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Company’s 2025 Form 10-K. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the risk factors included in the Company’s 2025 Form 10-K, and in Part II, Item 1A of this Form 10-Q.

Objective

The purpose of the Management’s Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the three months ended September 30, 2025, and our financial condition as of September 30, 2025. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and notes thereto.

Overview

We are a pharmaceutical company focused on advancing innovative medicines for complex CNS system diseases to improve the quality of life for patients. Our strategy is to become a leading pharmaceutical company that improves the lives of patients. We use a focused approach of in-licensing, acquiring, developing and commercializing novel prescription therapeutics in order to continue building our portfolio of revenue-generating products and leveraging our commercial team’s expertise to build leading brands within large therapeutic markets. In June 2025, we entered into the Commercialization Agreement with Fabre-Kramer to commercialize EXXUA in the United States. Gepirone is a new chemical entity, and we believe EXXUA to be a novel first-in-class selective serotonin 5HT1a receptor agonist approved by the FDA for the treatment of MDD in adults.

EXXUA has been extensively studied in over 5,000 patients and represents a new class of therapeutics to compete in the over $22 billion United States prescription MDD market. We believe it can become a very important treatment option for the estimated 21 million Americans affected by MDD. Over 340 million antidepressant prescriptions were written in 2024 in the United States, yet significant unmet needs remain considering the unacceptable side effects associated with current therapeutics. Importantly, we believe that EXXUA is the only antidepressant acting on serotonin receptors that does not carry a label warning about the risk of sexual dysfunction. The mechanism of the antidepressant effect of EXXUA is believed to be related to its modulation of serotonin activity and, specifically, its exclusive and strong binding affinity for 5HT1a receptors, which are key regulators of mood and emotion. EXXUA is not a SSRI and has no reuptake inhibition activity. EXXUA also exhibits no significant adverse effects on weight, blood pressure, heart rate or liver function. It is our expectation that EXXUA has the potential to serve as a major growth catalyst for us, and we anticipate launching EXXUA in the second quarter of fiscal 2026 as a centerpiece of our commercial efforts.

In addition, we will continue to focus on commercializing innovative prescription products that address other CNS conditions, including ADHD. We are focusing our efforts on accelerating the growth of our commercial business and achieving positive operating cash flows. To achieve these goals, we indefinitely suspended active development of our clinical development programs and have wound down and divested unprofitable operations. In the first quarter of fiscal 2025 we completed the previously announced wind down and divestiture of our Consumer Health business and now operate our business as a single operating and reporting segment. The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, our unaudited consolidated financial statements for all periods presented reflect the Consumer Health business as a discontinued operation.

Our business from continuing operations is focused on the upcoming launch of EXXUA and on our current prescription pharmaceutical products sold primarily through third party wholesalers, distributors and pharmacies and which primarily consists of two product portfolios. The first, the ADHD Portfolio, consists of products for the treatment of ADHD and the second, the Pediatric Portfolio, consists of a line of legacy products. We contract with CMOs for the manufacture and testing of all of our products.

We have entered into two international exclusive collaboration, distribution and supply agreements to commercialize certain of our ADHD products. The first agreement is with Medomie, a privately owned pharmaceutical company, which will commercialize the ADHD products in Israel and the Palestinian Authority. The second agreement is with Lupin, a subsidiary of global pharmaceutical company Lupin Limited, which will commercialize the ADHD products in Canada. We will supply the ADHD products to Medomie and Lupin based on forecasts and provide various product commercialization, regulatory and quality assurance resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for the ADHD products, which is expected to occur over the next 24 months.

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

Business Environment

We continue to experience inflationary pressures and economic uncertainty caused by global geopolitical factors and tariffs, and our industry is currently encountering supply chain disruptions related to the sourcing of raw materials, increased costs of materials as result of tariffs, energy, logistics and labor for a number of reasons, including ongoing geopolitical events. It is possible that trade wars could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. Inflationary pressures, increased costs and supply chain disruptions could be significant across the business throughout fiscal 2026 and into fiscal 2027. Understanding these risks, we have not experienced stock outages for our ADHD products since the launch of those products.

In October 2024, we received the Notice Letter from Granules, stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ NDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. We timely filed a patent infringement lawsuit on December 11, 2024, against Granules to trigger a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. On October 28, 2025, the case was reassigned to visiting judge, Judge Jennifer Choe-Groves of the United States Court of International Trade. This litigation is ongoing, and a trial has been rescheduled to begin on January 11, 2027. We plan to vigorously enforce our intellectual property rights related to Adzenys.

Results of Operations

The results of operations for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is as follows:

	Three Months Ended
	September 30,
	2025	2024	Change
	(in thousands)
Net revenue	$13,888	$16,574	$(2,686)
Cost of goods sold	4,702	4,589	113
Gross profit	9,186	11,985	(2,799)

Operating expenses:
Selling and marketing	5,322	5,659	(337)
General and administrative	4,924	5,125	(201)
Research and development	—	426	(426)
Amortization of intangible assets	444	921	(477)
Restructuring costs	—	784	(784)
Total operating expenses	10,690	12,915	(2,225)
Loss from operations	(1,504)	(930)	(574)
Other income, net	201	542	(341)
Interest expense	(516)	(994)	478
Derivative warrant liabilities gain	3,784	2,880	904
Income from continuing operations before income tax expense	1,965	1,498	467
Income tax expense	—	(405)	405
Net income from continuing operations	1,965	1,093	872
Net income from discontinued operations, net of tax	—	381	(381)
Net income	$1,965	$1,474	$491

Net Revenue by Product Portfolio

Net revenue disaggregated by product portfolios for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is as follows:

	Three Months Ended
	September 30,
	2025	2024	Change
	(in thousands)
ADHD Portfolio	$13,156	$15,264	$(2,108)
Pediatric Portfolio	715	1,293	(578)
Other	17	17	—
Total net revenue	$13,888	$16,574	$(2,686)

During the three months ended September 30, 2025, net revenue decreased by $2.7 million, or 16% compared to the same period ended September 30, 2024, primarily due to a $3.3 million one-time increase in our ADHD Portfolio net revenue in the first quarter of fiscal 2025 related to a change is estimated variable consideration that resulted from negotiations with a vendor that resulted in a reduction to the liability purportedly owed the vendor.

Gross Profit

Gross profit and gross profit percentage for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is as follows:

	Three Months Ended
	September 30,
	2025	2024	Change
	(in thousands, except gross profit percentage)
Gross profit	$9,186	$11,985	$(2,799)
Gross profit percentage	66%	72%	(6)%

During the three months ended September 30, 2025, gross profit decreased by $2.8 million, or 23% compared to the three months ended September 30, 2024. Gross profit percentage was 66% for the three months ended September 30, 2025, compared to 72% for the three months ended September 30, 2024. The decrease in gross profit and gross profit percentage is primarily related to a $3.3 million one-time increase in our ADHD Portfolio net revenue in the first quarter of fiscal 2025 related to a change is estimated variable consideration that resulted from negotiations with a vendor that resulted in a reduction to the liability purportedly owed the vendor.

Selling and Marketing

During the three months ended September 30, 2025, selling and marketing expense decreased by $0.3 million, 6% compared to the same period ended September 30, 2024, primarily driven by reduced commission expense and variable commercial marketing program fees, partially offset by increases in labor, service costs and EXXUA launch costs.

General and Administrative

During the three months ended September 30, 2025, general and administrative expense decreased by $0.2 million, or 4% compared to the same period ended September 30, 2024. The decrease is primarily a result of continued cost reduction efforts and improved operational efficiencies such as reduced facilities expense, partially offset by increases in labor and service costs.

Research and Development

During the three months ended September 30, 2025, there was no research and development expense compared to $0.4 million for the same period ended September 30, 2024, primarily driven by our previously announced suspension of our development programs to focus on our commercial operations resulting in a decrease in research and development spending.

Amortization of Intangible Assets

During the three months ended September 30, 2025, amortization expense of intangible assets, excluding amounts included in cost of goods sold, decreased by $0.5 million, or 52% compared to the same period ended September 30, 2024, primarily due to impairments of certain intangible assets recorded in fiscal 2025.

Restructuring Costs

During the three months ended September 30, 2025, we incurred zero restructuring costs compared to $0.8 million during same period ended September 30, 2024. Restructuring costs during the first quarter of fiscal 2025 related to our previously announced operational realignment and related costs, which was completed during fiscal 2025.

Other Income, Net

During the three months ended September 30, 2025, other income, net was relatively consistent compared to the same periods ended September 30, 2024.

Interest Expense

During the three months ended September 30, 2025, interest expense decreased by $0.5 million, or 48% compared to the same period ended September 30, 2024, primarily due to the paydown of our fixed payment arrangements.

Derivative Warrant Liabilities Gain

The fair value of derivative warrant liabilities is calculated using either the Black-Scholes option pricing model or the Monte Carlo simulation model and is revalued at each reporting period, and changes are reflected through income or expense. For the three months ended September 30, 2025, and 2024, we recognized a gain of $3.8 million and $2.9 million, respectively, from the fair value adjustment primarily driven by a decrease in our stock price during the three months ended September 30, 2025, and 2024.

Income Tax Expense

For the three months ended September 30, 2025, and 2024, there was zero and $0.4 million of income tax expense from continuing operations, which was an effective tax rate of zero and negative 27.0%, respectively. This income tax expense was primarily driven by Section 382 limitation of the Internal Revenue Code of 1986, as amended (the “IRC”) on pre-TCJA and post-TCJA net operating loss (“NOL”) utilization, coupled with existing valuation allowances.

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax is related to the wind down and divestiture of our Consumer Health business that was completed in the first quarter of fiscal 2025. See Part I, Item 1, Note 20 – Discontinued Operations in this Form 10-Q for further detail.

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

Equity Financing

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

In June 2024, the June 2023 Tranche B Warrants to purchase 2,173,912 shares of our common stock at an exercise price of $1.59 were exercised, generating proceeds of $3.5 million. The June Tranche B Warrants were converted into 367,478 shares of our common stock and 1,806,434 prefunded warrants to purchase shares of our common stock with an exercise price of $0.0001 per share. We used a portion of these proceeds as part of a $15.0 million term loan repayment made in June of 2024. For further information on our equity financings and related warrants outstanding, please refer to Note 14 - Stockholders’ Equity and Note 16 - Warrants in Part I, Item 1 of this Form 10-Q.

Eclipse Agreement

Under our Eclipse Agreement, we have two loan agreements, the Eclipse Term Loan and the Eclipse Revolving Loan. The Eclipse Term Loan consists of an outstanding principal amount of $13.0 million on the closing date of the Eclipse Amendment No. 6, at an interest rate of the SOFR plus 7.0%, with a four-year term and a straight-line loan amortization period of seven years, which would provide for a loan balance at the end of the four-year term of $5.6 million to be repaid on the June 12, 2029, maturity date, as amended. In June 2024, we used the initial proceeds from the Eclipse Term Loan and a portion of the proceeds from the warrant exercises described above to repay in full a $15.0 million term loan. The Eclipse Revolving Loan has a potential maximum borrowing base of $14.5 million at an interest rate of the SOFR plus 4.5%, which was temporarily increased pursuant to the $1.5 million Eclipse Incremental Advance, with repayment and permanent reduction of the Eclipse Incremental Advance commencing on August 1, 2025, and continuing on the first day of each calendar month thereafter, in an amount equal to $125,000 per month, until the Eclipse Incremental Advance has been reduced to $0. In addition, we are required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of the Eclipse Revolving Loan remains subject to a borrowing base and reserve, and availability blockage requirements and the maturity date, as amended, is June 12, 2029. Please refer to Note 10 - Revolving Credit Facility and Note 11 - Debt in Part I, Item 1 of this Form 10-Q for further information.

Cash Flows

The following table shows cash flows for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(618)	$(1,190)	$572
Net cash provided by investing activities	$—	$381	$(381)
Net cash provided by financing activities	$2,296	$911	$1,385

Net Cash Used in Operating Activities

Net cash used in operating activities during these periods primarily reflects our net income from continuing operations, partially offset by cash provided by discontinued operations and changes in working capital and non-cash charges including stock-based compensation expense, derivative warrant liabilities gain or loss, depreciation and amortization, and other charges.

During the three months ended September 30, 2025, net cash used in operating activities totaled $0.6 million, which was primarily the result of an increase in accounts receivable, net and a decrease in accrued liabilities as well as negative cash earnings (derivative warrant liabilities adjustment partially offset by net income of $2.0 million, non-cash depreciation and amortization, stock-based compensation expense, and inventory write-down), partially offset by a decrease in inventories and an increase in accounts payable.

During the three months ended September 30, 2024, net cash used in operating activities totaled $1.2 million. The use of cash was primarily the result of the decrease in accounts receivable, net; inventories; prepaid expenses and other assets; other accrued liabilities; and accrued liabilities, partially offset by positive cash earnings (net income of $1.5 million offset by non-cash depreciation and amortization, derivative warrant liabilities adjustment, and stock compensation expense). Additionally, these were partially offset by an increase in accounts payable.

Net Cash Provided by Investing Activities

There was no net cash provided by or used in investing activities during the three months ended September 30, 2025. Net cash provided by investing activities for the three months ended September 30, 2024, were driven by cash received from the sale of fixed assets, partially offset by cash payments for fixed asset purchases.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $2.3 million during the three months ended September 30, 2025, was primarily from $5.8 million of net proceeds from our Eclipse Revolving Loan, partially offset by $3.1 million of payments for fixed payment arrangements and $0.5 million of payments made against the principal balance of our Eclipse Term Loan.

Net cash provided by financing activities of $0.9 million during the three months ended September 30, 2024, was primarily from net proceeds received from our Eclipse Revolving Loan, partially offset by payments made to fixed payment arrangements and payments made against borrowings.

Contractual Obligations, Commitments and Contingencies

As a result of our acquisitions, exclusive commercialization agreement, and licensing agreements, we are contractually and contingently obliged to pay, when due, various fixed and contingent milestone payments. See Note 13 - Commitments and Contingencies in Part I, Item 1 of this Form 10-Q for further information.

In May 2022, we entered into an agreement with Tris to terminate the License, Development, Manufacturing and Supply Agreement dated November 2, 2018, related to Tuzistra (the “Tuzistra License Agreement”). Pursuant to such termination we accrued a settlement liability, which was paid in full during the first quarter of fiscal 2026.

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that required us to make fixed and product milestone payments. As of September 30, 2025, we had no remaining fixed payment arrangement accruals recorded in our unaudited consolidated balance sheet.

In connection with our suspension of active development of AR101 (enzastaurin) (“AR101”), we engaged in negotiations with EnzCo, LLC (“EnzCo”) and Rumpus VEDS LLC, (“Rumpus VEDS”), Rumpus Therapeutics LLC, (“Rumpus Therapeutics”) and Rumpus Vascular LLC, (“Rumpus Vascular” and, together with Rumpus VEDS and Rumpus Therapeutics, “Rumpus”) for the repurchase of AR101. In the first quarter of fiscal 2026, we reached terms with Rumpus and EnzCo whereby for mutual consideration and releases, we transferred all of ours and Rumpus’ rights, title and interest in AR101 to EnzCo, which extinguished and terminated all of our obligations and Rumpus’ obligations under the April 21, 2021, asset purchase agreement by and between us and Rumpus (the “Rumpus Asset Purchase Agreement”). There is no other relationship between us, EnzCo or Rumpus other than as contracting parties to terminate the Rumpus Asset Purchase Agreement, and there are no penalties or remaining obligations for us for terminating the Rumpus Asset Purchase Agreement.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a detailed discussion about our critical accounting estimates, refer to our 2025 Form 10-K.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the first quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEDINGS

From time to time, we become involved in or are threatened with legal disputes arising from our business and operations in the normal course of business. Most of these disputes are not likely to have a material effect on our business, financial condition, or operations. There were no new material legal proceedings that were initiated or terminated during the period covered by this report and there have been no material developments in the material proceedings identified in Part I, Item 3 in our 2025 Form 10-K. For a description of our material pending legal proceedings, see Note 13 - Commitments and Contingencies of the notes to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q, which is incorporated herein by reference. As of the filing of this report, no legal proceedings are pending against us that we believe individually or collectively are likely to have a materially adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2025 Form 10-K.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended  September 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

AYTU BIOPHARMA, INC.

Date: November 13, 2025	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Ryan J. Selhorn
Ryan J. Selhorn
Chief Financial Officer
(Principal Financial and Accounting Officer)