Form 10-Q
period 2025-12-31
AYTU BIOPHARMA, INC
filed 2026-02-03
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of January 31, 2026, the registrant had 10,733,208 of common stock outstanding.

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

This Form 10-Q may refer to registered trademarks that we currently own or license, such as Aytu, Aytu BioPharma, Aytu RxConnect, Neos Therapeutics and EXXUA, which are protected under applicable intellectual property laws and are our property or the property of our subsidiaries. This Form 10-Q also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames. We obtained statistical data, market and product data, and forecasts used throughout this Form 10-Q from market research, publicly available information and industry publications.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	June 30,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$30,025	$30,952
Accounts receivable, net	30,923	31,155
Inventories	8,656	11,434
Prepaid expenses and other current assets	6,637	5,638
Total current assets	76,241	79,179
Non-current assets:
Property and equipment, net	484	532
Operating lease right-of-use assets	959	1,061
Intangible assets, net	43,578	42,201
Other non-current assets	738	1,204
Total non-current assets	45,759	44,998
Total assets	$122,000	$124,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,259	$10,601
Accrued liabilities	40,156	38,164
Revolving credit facility	9,075	9,063
Current portion of debt	1,857	1,857
Other current liabilities	216	3,379
Total current liabilities	65,563	63,064
Non-current liabilities:
Debt, net of current portion	9,998	10,895
Derivative warrant liabilities	27,337	26,334
Other non-current liabilities	4,901	4,918
Total non-current liabilities	42,236	42,147

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $0.0001; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized; 10,733,208 and 8,976,913 shares issued and outstanding, respectively	1	1
Additional paid-in capital	356,354	352,500
Accumulated deficit	(342,154)	(333,535)
Total stockholders’ equity	14,201	18,966
Total liabilities and stockholders’ equity	$122,000	$124,177

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Net revenue	$15,165	$16,221	$29,053	$32,795
Cost of goods sold	5,541	5,435	10,243	10,024
Gross profit	9,624	10,786	18,810	22,771

Operating expenses:
Selling and marketing	5,998	5,272	11,320	10,931
General and administrative	5,070	4,449	9,994	9,574
Research and development	—	522	—	948
Amortization of intangible assets	526	921	970	1,842
Restructuring costs	—	1,317	—	2,101
Total operating expenses	11,594	12,481	22,284	25,396
Loss from operations	(1,970)	(1,695)	(3,474)	(2,625)
Other income, net	190	140	391	682
Interest expense	(560)	(1,079)	(1,076)	(2,073)
Derivative warrant liabilities (loss) gain	(8,244)	3,016	(4,460)	5,896
(Loss) income from continuing operations before income tax expense	(10,584)	382	(8,619)	1,880
Income tax benefit (expense)	—	283	—	(122)
Net (loss) income from continuing operations	(10,584)	665	(8,619)	1,758
Net income from discontinued operations, net of tax	—	123	—	504
Net (loss) income	$(10,584)	$788	$(8,619)	$2,262

Basic weighted-average common shares outstanding (note 17)	10,036,359	6,132,060	9,738,716	6,100,204
Diluted weighted-average common shares outstanding (note 17)	10,036,359	8,485,112	9,738,716	8,782,794

Net (loss) income per share (note 17):
Basic - continuing operations	$(1.05)	$0.11	$(0.89)	$0.29
Diluted - continuing operations	$(1.05)	$(0.28)	$(0.89)	$(0.47)
Basic - discontinued operations, net of tax	$—	$0.02	$—	$0.08
Diluted - discontinued operations, net of tax	$—	$0.01	$—	$0.06
Basic - net (loss) income	$(1.05)	$0.13	$(0.89)	$0.37
Diluted - net loss	$(1.05)	$(0.26)	$(0.89)	$(0.41)

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2025	8,976,913	$1	$352,500	$(333,535)	$18,966
Stock-based compensation expense	—	—	114	—	114
Issuance of common stock from exercise of warrants	935,000	—	2,126	—	2,126
Net income	—	—	—	1,965	1,965
Balances, September 30, 2025	9,911,913	1	354,740	(331,570)	23,171
Stock-based compensation expense	271,295	—	283	—	283
Issuance of common stock from exercise of warrants	550,000	—	1,331	—	1,331
Net loss	—	—	—	(10,584)	(10,584)
Balances, December 31, 2025	10,733,208	$1	$356,354	$(342,154)	$14,201

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2024	5,972,638	$1	$347,688	$(319,973)	$27,716
Stock-based compensation expense	564	—	173	—	173
Issuance of common stock from exercise of warrants	176,000	—	463	—	463
Net income	—	—	—	1,474	1,474
Balances, September 30, 2024	6,149,202	1	348,324	(318,499)	29,826
Stock-based compensation expense	20,479	—	151	—	151
Net income	—	—	—	788	788
Balances, December 31, 2024	6,169,681	$1	$348,475	$(317,711)	$30,765

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(8,619)	$2,262
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,688	2,626
Stock-based compensation expense	397	324
Derivative warrant liabilities loss (gain)	4,460	(5,896)
Amortization of debt discount and issuance costs	58	55
Inventory write-down	1,113	95
Other non-cash adjustments	—	(389)
Non-cash adjustments from discontinued operations	—	254
Changes in operating assets and liabilities:
Accounts receivable, net	232	(1,794)
Inventories	1,665	961
Prepaid expenses and other current assets	(999)	(679)
Accounts payable	658	1,329
Accrued liabilities	1,819	2,341
Other operating assets and liabilities, net	585	306
Changes in operating assets and liabilities from discontinued operations	—	(80)
Net cash provided by operating activities	3,057	1,715

Cash flows from investing activities:
Cash received from sales of fixed assets	—	668
Cash payments for fixed asset purchases	(17)	(142)
Net cash (used in) provided by investing activities	(17)	526

Cash flows from financing activities:
Net proceeds received from revolving credit facility	12	1,617
Payment made to fixed payment arrangements	(3,050)	(2,537)
Payments made to borrowings	(929)	(929)
Net cash used in financing activities	(3,967)	(1,849)

Net change in cash and cash equivalents	(927)	392
Cash and cash equivalents at beginning of period	30,952	20,006
Cash and cash equivalents at end of period	$30,025	$20,398

Supplemental disclosure of cash flow information:
Cash paid for interest	$962	$752
Cash paid for income taxes	$201	$1,419
Non-cash investing and financing activities:
Change in acquired intangible asset accruals	$3,000	$—
Other non-cash investing and financing activities	$—	$483

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

The Company’s strategy is to become a leading pharmaceutical company that improves the lives of patients. The Company uses a focused approach of in-licensing, acquiring, developing and commercializing novel prescription therapeutics in order to continue building its portfolio of revenue-generating products and leveraging its commercial team’s expertise to build leading brands within large therapeutic markets. In  June 2025, the Company entered into an Exclusive Commercialization Agreement (the “Commercialization Agreement”) with Fabre-Kramer Holdings, Inc. (“Fabre-Kramer”) to commercialize EXXUA (gepirone) extended-release tablets (“EXXUA”) in the United States. Gepirone is a new chemical entity and EXXUA is a novel first-in-class selective serotonin 5HT1a receptor agonist approved by the United States Food and Drug Administration (“FDA”) for the treatment of major depressive disorder (“MDD”) in adults. The Company successfully launched EXXUA in the second quarter of fiscal 2026 as the centerpiece of its commercial efforts.

In addition, the Company will continue to commercialize innovative prescription products that primarily address CNS conditions, including attention deficit hyperactivity disorder (“ADHD”). The Company is focusing its efforts on accelerating the growth of its commercial business and achieving positive operating cash flows. To achieve these goals, the Company indefinitely suspended active development of its clinical development programs and has wound down and divested unprofitable operations.

In the first quarter of fiscal 2025 the Company completed the previously announced wind down of its Consumer Health business and on July 31, 2024, the Company entered into a definitive agreement to divest its Consumer Health business. The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, the Company’s unaudited consolidated financial statements for all periods presented reflect the Consumer Health business as a discontinued operation, and the Company determined that its continuing operations now operate in a single operating and reportable segment (see Note 20 - Discontinued Operations and the Segment Information section within Note 2 - Summary of Significant Accounting Policies for further detail).

The Company’s business from continuing operations is focused on the commercialization of its prescription pharmaceutical products sold primarily through third party wholesalers, distributors and pharmacies and which primarily consists of three product portfolios. The first consists of EXXUA for the treatment of MDD, the second consists of products for the treatment of ADHD (the “ADHD Portfolio”) and the third consists of a line of legacy products (the “Pediatric Portfolio”). The Company contracts with contract manufacturing organizations (“CMOs”) for the manufacture and testing of all of its products.

The Company has entered into two international exclusive collaboration, distribution and supply agreements to commercialize certain of the Company’s ADHD products. The first agreement is with Medomie Pharma Ltd (“Medomie”), a privately owned pharmaceutical company, which will commercialize the ADHD products in Israel and the Palestinian Authority. The second agreement is with Lupin Pharma Canada Ltd (“Lupin”), a subsidiary of global pharmaceutical company Lupin Limited, which will commercialize the ADHD products in Canada. The Company will supply the ADHD products to Medomie and Lupin based on forecasts and provide various product commercialization, regulatory and quality assurance resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for the ADHD products, which is expected to occur over the next 18 to 24 months.

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

Basis of Presentation

The unaudited consolidated financial statements and notes thereto contained in this Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Form 10-K, which included all disclosures required by U.S. GAAP. In the opinion of management, these unaudited consolidated financial statements and notes thereto contain all adjustments necessary for the fair statement of the financial position of the Company and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of  June 30, 2025, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the period ended December 31, 2025, are not necessarily indicative of expected operating results for the full year or any future period.

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

Prior Period Reclassification

Certain prior year amounts in the Company’s unaudited consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact operating results for the three and six months ended December 31, 2025, and 2024, or cash flows for the six months ended December 31, 2025, and 2024, or the Company’s financial position as of December 31, 2025, or June 30, 2025.

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

The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the unaudited consolidated statements of operations, with particular emphasis on net revenue by product portfolio (see Note 3 - Revenue for net revenue disaggregated by product portfolio). Additionally, the measure of segment assets is reported on the Company’s unaudited balance sheet as total assets, with particular emphasis on the Company’s available liquidity and working capital, including its cash and cash equivalents, accounts receivables, net, inventories and current liabilities. As of December 31, 2025, and  June 30, 2025, all long-lived assets were domiciled within the United States.

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

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (the “TCJA”), allowing for accelerated tax deductions for qualified property and research expenditures, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in calendar year 2025 and others implemented through calendar year 2027. None of the provisions are expected to impact the realizability of the Company’s deferred tax assets and liabilities on the unaudited consolidated balance sheets as of December 31, 2025, and  June 30, 2025. However, because the OBBBA is a wide-reaching law, the Company is currently assessing its potential impact on its business, financial condition, results of operations and future plans, and the Company plans to provide an update in future SEC filings once this assessment is complete. Other than the OBBBA, there have been no changes in tax law affecting the tax provision during the three and six months ended December 31, 2025.

For both the three and six months ended December 31, 2025, there was zero income tax expense from continuing operations, which was an effective tax rate of zero. This was primarily driven by operating losses and favorable deductions from tax law changes coupled with existing valuation allowances.

For the three and six months ended December 31, 2024, the Company recorded an income tax benefit of $0.3 million from continuing operations, which represented an effective tax rate of negative 74.1% and the Company recorded income tax expense of $0.1 million from continuing operations, which represented an effective tax rate of 6.5%, respectively. These effective tax rates were primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances, the divestiture of the Company’s Consumer Health business that occurred during the first quarter of fiscal 2025 and changes to its first quarter of fiscal 2025 projections, which resulted in an income tax benefit for the second quarter of fiscal 2025.

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

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2024-03  may have on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to provide guidance on how business entities should recognize, measure, and present government grants received. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted, and the amendments may be applied using a modified prospective, modified retrospective, or full retrospective adoption. The Company is currently evaluating the impact the adoption of ASU 2025-10  may have on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements and disclosures.

As of  December 31, 2025, and through the filing of this report, no other accounting guidance applicable to the Company has been issued and not yet adopted in fiscal 2026 that would have a material effect on the Company’s unaudited consolidated financial statements and related disclosures. For a complete set of the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s 2025 Form 10-K.

Note 3 - Revenue

Net revenue from continuing operations primarily consists of sales of prescription pharmaceutical products from EXXUA, the ADHD Portfolio and the Pediatric Portfolio, principally to a limited number of wholesalers, distributors and pharmacies in the United States. Net revenue is recognized at the point in time that control of the product transfers to the customer, which typically aligns with shipping terms (i.e., upon delivery), generally “free-on-board” destination when shipped domestically within the United States, consistent with contractual terms.

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

Net Revenue by Product Portfolio

Net revenue disaggregated by product portfolio for the three and six months ended December 31, 2025, and 2024, were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands)
EXXUA	$241	$—	$241	$—
ADHD Portfolio	13,216	13,816	26,372	29,080
Pediatric Portfolio	1,689	2,400	2,404	3,693
Other	19	5	36	22
Total net revenue	$15,165	$16,221	$29,053	$32,795

Other includes net revenue from various discontinued or deprioritized products. The Consumer Health business was divested in the first quarter of fiscal 2025 and is reported within discontinued operations (see Note 20 - Discontinued Operations).

Net Revenue by Geographic Location

The Company’s net revenue is predominately within the United States, with insignificant international sales.

Note 4 - Inventories

Inventories consist of raw materials, work in process and finished goods, and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred inventory write-downs primarily as a result of unsalable and slow-moving products of $0.8 million and less than $0.1 million for the three months ended December 31, 2025, and 2024, respectively, and $1.1 million and $0.1 million for the six months ended December 31, 2025, and 2024, respectively.

Inventories consist of the following:

	December 31,	June 30,
	2025	2025
	(in thousands)
Raw materials	$1,210	$1,115
Work in process	1,816	1,381
Finished goods	5,630	8,938
Inventories	$8,656	$11,434

Note 5 - Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term. Depreciation and amortization expense from property and equipment was less than $0.1 million for both the three months ended December 31, 2025, and 2024, and $0.1 million for both the six months ended December 31, 2025, and 2024.

Property and equipment, net, consist of the following:

	December 31,	June 30,
	2025	2025
	(in thousands)
Manufacturing and lab equipment	$826	$808
Office equipment, furniture and other	262	274
Leasehold improvements	164	164
Property and equipment, gross	1,252	1,246
Less: accumulated depreciation and amortization	(768)	(714)
Property and equipment, net	$484	$532

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

The components of lease costs from continuing operations are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$85	$143	$169	$265	Operating expenses
Short-term lease cost	2	86	5	177	Operating expenses
Total lease cost	$87	$229	$174	$442

Supplemental balance sheet information related to leases is as follows:

	December 31,	June 30,
	2025	2025	Balance Sheet Classification
	(in thousands)
Assets:
Non-current: operating leases	$959	$1,061	Operating lease right-of-use assets

Liabilities:
Current: operating leases	$198	$137	Other current liabilities
Non-current: operating leases	973	985	Other non-current liabilities
Total lease liabilities	$1,171	$1,122

The remaining weighted-average lease term and discount rate used are as follows:

	December 31,	June 30,
	2025	2025
Weighted-average remaining lease term (years):
Operating lease right-of-use assets	4.0	4.3
Weighted-average discount rate:
Operating lease right-of-use assets	11.4%	11.3%

The Company had operating net cash used by operating leases of less than $0.1 million and $0.6 million for the six months ended December 31, 2025, and 2024, respectively, primarily due to rent payments.

As of December 31, 2025, the Company’s estimated future minimum lease payments are as follows:

Estimated Future Minimum Lease Payments
(in thousands)
2026 (remaining 6 months)	$163
2027	331
2028	386
2029	358
2030	230
2031	20
Total lease payments	1,488
Less: imputed interest	(317)
Total lease liabilities	$1,171

Note 7 - Intangible Assets

A summary of the Company’s intangible assets, all of which are definite-lived intangible assets, as of December 31, 2025, and June 30, 2025, is as follows:

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Product technology rights	$22,200	$(6,245)	$15,955	12.2
Technology rights	30,200	(8,495)	21,705	12.2
Commercialization rights	6,000	(82)	5,918	4.7
Total intangible assets	$58,400	$(14,822)	$43,578	11.2

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Product technology rights (1)	$22,200	$(5,592)	$16,608	12.7
Technology rights	30,200	(7,607)	22,593	12.7
Commercialization rights (2)	3,000	—	3,000	N/A
Total intangible assets	$55,400	$(13,199)	$42,201	12.7

(1)

In June 2025, the Company recorded an impairment to its product technology rights intangible asset of $8.3 million. Accordingly, $19.1 million of gross carrying amount and $10.8 million of related accumulated amortization have been removed from this table as of June 30, 2025.

(2)	The commercialization rights intangible asset was not considered placed into service until the launch of EXXUA, which the Company successfully completed in the second fiscal quarter of 2026.

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

Amortization expense of intangible assets from continuing operations included in the unaudited consolidated statements of operations for the three and six months ended December 31, 2025, and 2024, are set forth in the below table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands)
Statement of operations classification:
Cost of goods sold	$326	$327	$653	$654
Operating expenses	526	921	970	1,842
Total amortization of intangible assets expense	$852	$1,248	$1,623	$2,496

As of December 31, 2025, the Company’s estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
2026 (remaining 6 months)	$2,174
2027	4,349
2028	4,349
2029	4,349
2030	4,349
2031	3,301
Thereafter	20,707
Total future amortization expense	$43,578

Product Technology Rights

The product technology rights are related to the rights to production, supply and distribution agreements of various products.

ADHD Portfolio

The Company has developed product technology rights related to the production and sale of certain ADHD products. The formulations for the ADHD products are protected by patented technology. The estimated remaining economic life of these proprietary product technology rights is 12.2 years.

Pediatric Portfolio

The Company acquired and assumed all rights and obligations pursuant to supply and license agreements and various assignment and release agreements. As a result of the Company’s shifted focus of its commercial efforts on EXXUA the Company recorded a full impairment of these intangible assets, which resulted in impairment expense of $8.3 million being recognized in the fourth quarter of fiscal 2025. Please refer to Note 12 - Fair Value Measurements for further discussion on the fair value measurement of intangible assets.

Technology Rights

TRRP Proprietary Technology

The Company has time release resin particle (“TRRP”) proprietary technology, which is a proprietary drug delivery technology protected by the Company as a trade secret that allows the Company to modify the drug release characteristics of each of its respective products. The TRRP technology underlines each of the ADHD Portfolio core products and can potentially be used in future product development initiatives as well. The estimated remaining economic life of these proprietary technology rights is 12.2 years.

Commercialization Rights

As part of the Commercialization Agreement for the exclusive commercialization rights of EXXUA in the United States, the Company capitalizes to the carrying value of intangible assets any contingent payments made that are considered a part of the Commercialization Agreement’s total consideration and which are not within the scope of derivative guidance once the contingencies related to these payments are resolved. When the Company capitalizes any future contingent payments to the carrying value of the commercialization rights intangible asset once the contingencies related to any contingent payments are resolved, the Company will adjust the carrying value of the commercialization rights intangible asset on a cumulative catch-up basis as if any additional capitalized amount had been capitalized on the same date that the intangible asset was placed in service. Refer to Note 13 - Commitments and Contingencies for further information about contingencies related to the Commercialization Agreement.

The Company capitalized $3.0 million in the fourth quarter of fiscal 2025 upon the execution of the Commercialization Agreement and capitalized an additional $3.0 million upon the successful launch of EXXUA in the second quarter of fiscal 2026. The commercialization rights were considered placed service upon the launch of EXXUA in the second quarter of fiscal 2026 and will be amortized on a straight-line basis over the estimated useful life of the asset, which is currently estimated to be through September 2030.

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	December 31,	June 30,
	2025	2025
	(in thousands)
Accrued savings offers	$17,481	$16,092
Accrued program liabilities	6,299	5,678
Return reserve	6,066	6,811
Accrued customer and product related fees	5,096	4,556
Accrued employee compensation	2,291	3,132
Other accrued liabilities	2,923	1,895
Total accrued liabilities	$40,156	$38,164

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

Note 9 - Other Liabilities

Other liabilities consist of the following:

	December 31,	June 30,
	2025	2025
	(in thousands)
Employee retention credit (1)	$3,759	$3,759
Operating lease liabilities (2)	1,171	1,122
Other (3)	187	193
Fixed payment arrangements (4)	—	3,223
Total other liabilities	5,117	8,297
Less: current portion of other liabilities	(216)	(3,379)
Total non-current portion of other liabilities	$4,901	$4,918

(1)	The $3.8 million Employee Retention Credit (“ERC”) accrual in other non-current liabilities as of December 31, 2025, represents the proceeds the Company received from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) program during the first quarter of fiscal 2024. When management determines it has reasonable assurance that the Company has substantially met all eligibility requirements of the ERC and following any adjustments from its regulatory audit or upon further clarifications from the IRC, the ERC accrual shall be recognized as a benefit in other income, net in the unaudited consolidated statement of operations.
(2)	The Company has entered into various operating lease agreements for certain of its offices. Please see Note 6 - Leases for further detail.
(3)

Other consists of taxes payable, deferred cost related to the Company’s technology transfer, and various other accruals, none of which individually or in the aggregate represent greater than five percent of total liabilities.

(4)

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

The Eclipse Revolving Loan has a potential maximum borrowing base of $14.5 million at an interest rate of the secured overnight financing rate as administered by the SOFR Administrator (the “SOFR”) plus 4.5%, which was temporarily increased by Eclipse Amendment No. 6. pursuant to a $1.5 million incremental advance at an interest rate of the SOFR plus 5.5% (the “Eclipse Incremental Advance”), with repayment and permanent reduction of the Eclipse Incremental Advance commencing on August 1, 2025, and continuing on the first day of each calendar month thereafter, in an amount equal to $125,000 per month, until the Eclipse Incremental Advance has been reduced to $0. In addition, the Company is required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of the Eclipse Revolving Loan remains subject to a borrowing base and reserve, and availability blockage requirements. The maturity date, as amended, is June 12, 2029, and the effective interest rate of the Eclipse Revolving Loan and the Eclipse Incremental Advance was 8.5% and 9.5%, respectively, as of December 31, 2025, and there was $0.9 million of the Eclipse Incremental Advance remaining.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Eclipse Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of December 31, 2025, the Company was in compliance with the covenants under the Eclipse Agreement. The Company’s obligations under the Eclipse Agreement are secured by substantially all of the Company’s assets, as defined further in the Eclipse Agreement.

As of December 31, 2025, there was $0.2 million of unamortized debt issuance costs related to the Eclipse Revolving Loan, which will be amortized straight-line over the term of the loan. Total interest expense on the Eclipse Revolving Loan, including amortization of deferred financing costs, was $0.1 million and less than $0.1 million for the three months ended December 31, 2025, and 2024, respectively, and $0.2 million and $0.1 million for the six months ended December 31, 2025, and 2024, respectively. The outstanding amount drawn on the Eclipse Revolving Loan was $9.1 million as of both  December 31, 2025, and June 30, 2025. The unused Eclipse Revolving Loan amount as of December 31, 2025, was $5.2 million.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Eclipse Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make certain asset sales without the prior written consent of the Eclipse Lender. A failure to comply with these covenants could permit the Eclipse Lender to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of December 31, 2025, the Company was in compliance with the covenants under the Eclipse Agreement.

As of December 31, 2025, there was $0.2 million of unamortized debt discount and debt issuance costs related to the Eclipse Term Loan, which will be amortized over the term of the loan. Total interest expense on the Eclipse Term Loan, including debt discount and issuance costs amortization, was $0.4 million for both of the three months ended December 31, 2025, and 2024, and $0.7 million and $0.8 million for the six months ended December 31, 2025, and 2024, respectively. The effective interest rate on the Eclipse Term Loan was 11.2% as of December 31, 2025.

Debt consists of the following:

	December 31,	June 30,
	2025	2025
	(in thousands)
Term loan principal amount	$12,071	$13,000
Unamortized debt discount and issuance costs	(216)	(248)
Total debt	11,855	12,752
Less: current portion of debt	(1,857)	(1,857)
Total debt, net of current portion	$9,998	$10,895

As of December 31, 2025, the Company’s future Eclipse Term Loan principal payments are as follows:

Future Principal Payments
(in thousands)
2026 (remaining 6 months)	$928
2027	1,857
2028	1,857
2029	7,429
Total future principal payments	12,071
Less: unamortized debt discount and issuance costs	(216)
Less: current portion of debt	(1,857)
Total debt, net of current portion	$9,998

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities and current and non-current debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Current and non-current debt are reported at their amortized costs on the Company’s unaudited consolidated balance sheets. The remaining financial instruments are reported on the Company’s unaudited consolidated balance sheets at amounts that approximate current fair values. The Company’s carrying value of its consolidated amounts of cash and cash equivalents approximate their fair value as of  December 31, 2025, and June 30, 2025, and are categorized within level 1 of the U.S. GAAP fair value hierarchy. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurements

The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  December 31, 2025, and June 30, 2025, by level within the fair value hierarchy as follows:

	Fair Value at	Fair Value Measurements at December 31, 2025
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$27,337	$—	$—	$27,337
Total	$27,337	$—	$—	$27,337

	Fair Value at	Fair Value Measurements at June 30, 2025
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$26,334	$—	$—	$26,334
Total	$26,334	$—	$—	$26,334

Summary of Level 3 Input Changes

A summary of changes to those fair value measures using Level 3 inputs is as follows:

Derivative
Warrant Liabilities
(in thousands)
Balance as of June 30, 2025	$26,334
Settlements (1)	(3,457)
Included in earnings	4,460
Balance as of December 31, 2025	$27,337

(1)	Relates to the exercise of 1,485,000 prefunded warrants during the six months ended December 31, 2025, which were liability classified and exercised at a price of $0.0001 per share.

Significant Assumptions

The valuation methodologies and key assumptions used for the mark to market fair value measurements of derivative warrant liabilities as of December 31, 2025, are as follows:

	June 2023 Tranche A Warrants	Warrants Other (1)
	Monte Carlo & Black-Scholes	Black-Scholes
Aytu closing stock price	$ 2.60	$ 2.60
Equivalent term (years)	2.4	1.1-1.7
Expected volatility	72.8%	73.6%-82.7%
Risk-free rate	3.5%	3.5%
Dividend yield	0.0%	0.0%

(1)	Includes all liability classified warrants and prefunded warrants except the June 2023 Tranche A Warrants (see Note 16 - Warrants for further information).

Note 13 - Commitments and Contingencies

EXXUA Exclusive Commercialization Agreement

On June 5, 2025, the Company entered into the Commercialization Agreement with Fabre-Kramer, pursuant to which the Company acquired certain rights and obligations in connection with the commercialization of EXXUA in the United States. As consideration for the Commercialization Agreement, the Company made an upfront cash payment of $3.0 million to Fabre-Kramer in June 2025, which was capitalized as a definite-lived intangible asset (see Note 7 - Intangible Assets for further detail). The Company has agreed to make a second $3.0 million payment in the third quarter of fiscal 2027 (the “Second Payment”), which is 45 days from the one-year anniversary of the first product launch of EXXUA in the United States. The Second Payment may be increased to $5.0 million if first year EXXUA net revenue meets or exceeds $35.0 million. Additionally, the Company has agreed to pay Fabre-Kramer certain milestone payments ranging from $5.0 million to over $100.0 million per year based on sales milestones after a certain level of net revenue are achieved with a threshold of $100.0 million in net revenue and the Company will pay 10% of net revenue exceeding $1.0 billion. The Company has also agreed to pay royalty fees throughout the term of the Commercialization Agreement based on the Company’s net revenue of EXXUA as follows: (i) initially 28% of net revenue and increasing to 39% if net revenue exceeds $300.0 million in any year during the term until such net revenue reaches a reduced royalty trigger; and (ii) after reaching such royalty trigger, 24.5% and increasing to 35.5% if net revenue exceeds $300.0 million in any year during the term. The Company will also pay a supply price of 3% of net revenue less its cost of goods sold, increasing to 4% of net revenue if annual net revenue exceeds $300.0 million. The Commercialization Agreement also contains customary clauses for pharmaceutical commercialization agreements, including, among others, post-marketing obligations, regulatory matters, and indemnification.

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

Pediatric Portfolio

The Company has the exclusive right to distribute and sell certain legacy products in the United States from agreements signed by the Company. The initial term of the agreement was 20 years. The Company pays Tris a royalty equal to 23.5% of net revenue from one of the products.

Legal Matters

Granules Paragraph IV

On  October 31, 2024, the Company received a Paragraph IV Certification Notice Letter (the “Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys XR-ODT® (amphetamine) extended-release orally disintegrating tablets (“Adzenys”) before the expiration of all patents currently listed in the FDA’s publication of approved drug products with therapeutic equivalence evaluations (the “Orange Book”). The Notice Letter stated that Granules’ abbreviated new drug application (“ANDA”) for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. On December 11, 2024, the Company filed a patent infringement lawsuit against Granules, which triggered a stay precluding the FDA from approving Granules’ ANDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. On June 27, 2025, the Court entered a Stipulation And Order Regarding Infringement finding that the submission of Granules’ ANDA infringed multiple claims in each of the Company’s asserted patents. On October 28, 2025, the case was reassigned to visiting judge, Judge Jennifer Choe-Groves of the United States Court of International Trade. The case is ongoing. The trial date has been moved to January 11, 2027. The Company plans to continue vigorously enforcing its intellectual property rights related to Adzenys.

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

Note 14 - Stockholders’ Equity

The Company has 50.0 million shares of preferred stock authorized with a par value of $0.0001 per share and no preferred shares issued and outstanding. The Company has 200.0 million shares of common stock authorized with a par value of $0.0001 per share and as of December 31, 2025, the Company had 10,733,208 shares of common stock issued and outstanding. As of December 31, 2025, included in common stock outstanding are 223,092 shares of unvested restricted stock issued to directors and employees.

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

In June 2025, the Company raised gross proceeds of $16.6 million from the issuance of (i) 2,806,688 shares of its common stock, at a public offering price of $1.50 (the “June 2025 Common Stock”), and 8,233,332 prefunded warrants at a public offering price of $1.4999 to purchase 8,233,332 shares of its common stock at an exercise price of $0.0001 per share (the “June 2025 Prefunded Warrants”). The Company received $14.8 million in proceeds net of underwriting commissions and offering expenses and intends to use the net proceeds from the offering for working capital, general corporate purposes and the commercialization EXXUA. See Note 16 - Warrants for further detail.

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

Stock options granted under the 2023 Equity Incentive Plan and previous plans typically have contractual terms of 10 years or less from the grant date and a vesting period ranging from one to four years. The restricted stock and restricted stock units granted under the 2023 Equity Incentive Plan typically have a vesting period of three to four years and restricted stock, and restricted stock units granted from previous plans typically have a vesting period ranging from four to 10 years and four years, respectively. As of December 31, 2025, the Company had 132,314 shares available for grant under the 2023 Equity Incentive Plan.

Stock Options

Stock option activity during the six months ended December 31, 2025, is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding at June 30, 2025	211,618	$4.51	8.3
Forfeited/cancelled	(1,382)	$1.81	—
Expired	(4,818)	$9.68	—
Outstanding at December 31, 2025	205,418	$4.41	7.9

Exercisable at December 31, 2025	138,042	$5.67	7.5

During the six months ended  December 31, 2025, the Company did not grant any stock options. As of  December 31, 2025, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted by the Company, which is expected to be recognized over a weighted-average period of 1.6 years.

Restricted Stock

Restricted stock activity under the 2023 Equity Incentive Plan during the three months ended December 31, 2025, is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2025	32,912	$69.81
Granted	276,295	$1.92
Vested	(81,119)	$1.97
Forfeited/cancelled	(5,000)	$1.90
Unvested at December 31, 2025	223,088	$11.92

During the six months ended  December 31, 2025, the Company granted 276,295 shares of restricted stock under the Company's 2023 Equity Incentive Plan with a weighted average grant date fair value of $1.92 per share. As of  December 31, 2025, there was $0.9 million of total unrecognized compensation costs related to non-vested restricted stock granted under the 2023 Equity Incentive Plan, which is expected to be recognized over a weighted-average period of 2.4 years.

As of  December 31, 2025, there were four shares of unvested restricted stock that were granted outside of equity compensation plans approved by security holders, which had $0.1 million of total unrecognized compensation costs and is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Units

There were no remaining unvested restricted stock units as of June 30, 2025, and the Company did not grant any restricted stock units during both the six months December 31, 2025, and 2024.

Stock-Based Compensation Expense

Stock-based compensation expense related to the fair value of stock options, restricted stock and restricted stock units were included in the unaudited consolidated statements of operations as set forth in the below table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands)
Cost of goods sold	$—	$—	$—	$1
Research and development	—	1	—	3
Selling and marketing	8	14	12	46
General and administrative	275	136	385	274
Total stock-based compensation expense	$283	$151	$397	$324

Note 16 - Warrants

The Company has engaged in several different types of equity financings throughout its history, some of which have resulted in the Company issuing warrants and prefunded warrants. Equity classified warrants are valued using a Black-Scholes option pricing model at issuance and are not remeasured. The Company had no remaining equity classified warrants outstanding as of December 31, 2025. Liability classified warrants are carried at fair value using either the Black-Scholes option pricing model or the Monte Carlo simulation model. Changes in the fair value of liability classified warrants in subsequent periods are recorded as a gain or loss on remeasurement and reported as a component of cash flows from operations. Outstanding warrants that are classified as derivative warrant liabilities in the unaudited consolidated balance sheets are marked to market at each reporting period, with the change in fair value recorded as a gain or loss on remeasurement and reported as a component of cash flows from operations. (see Note 12 - Fair Value Measurements for further detail).

The number of warrants and prefunded warrants outstanding as of  December 31, 2025, all of which are liability classified, is as follows:

			Remaining
	Number	Exercise	Contractual
Description	Outstanding	Price	Life in Years (6)	Type
January 2022 Warrants (1)	122,092	$8.60	1.1	Warrant
March 2022 Warrants (1)	333,300	$26.00	1.7	Warrant
August 2022 Warrants (1)	1,191,811	$2.32	1.6	Warrant
June 2023 Tranche A Warrants (2)	2,173,912	$1.59	2.5	Warrant
June 2023 Tranche B Prefunded Warrants (3)	1,630,434	$0.0001	N/A	Prefunded Warrant
June 2023 Prefunded Warrants (4)	430,217	$0.0001	N/A	Prefunded Warrant
June 2025 Prefunded Warrants (5)	6,748,332	$0.0001	N/A	Prefunded Warrant
Total outstanding	12,630,098

(1)	Each of these warrants is exercisable at any time for one share of the Company’s common stock on a one-for-one basis under the terms of the agreements between the Company and the investors.
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

(3)

In June 2024, certain warrants were exercised, generating proceeds of $3.5 million, into 367,478 shares of common stock and 1,806,434 prefunded warrants to purchase shares of common stock with an exercise price of $0.0001 per share (the “June 2023 Tranche B Prefunded Warrants”), and may be exercised at any time subject to certain limitations as defined in the agreements between the Company and the investors on a one-for-one basis. The June 2023 Tranche B Prefunded Warrants had a fair value of approximately $5.1 million at issuance and are classified as derivative warrant liabilities. In the first quarter of fiscal 2025 176,000 of the  June 2023 Tranche B Prefunded Warrants were exercised to 176,000 shares of common stock.

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

(6)	All of the Company’s prefunded warrants do not have an expiration date.

A summary of warrant activity, excluding prefunded warrants, during the six months ended  December 31, 2025, is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2025 (1)	3,836,686	$4.76	2.6
Equity classified warrants expired	(15,571)	N/A	N/A
Outstanding December 31, 2025 (2)	3,821,115	$4.17	2.1

(1)	The number of warrants, excluding prefunded warrants, outstanding as of June 30, 2025, is comprised of 3,821,115 liability classified warrants and 15,571 equity classified warrants.
(2)	The number of warrants, excluding prefunded warrants, outstanding as of December 31, 2025, is comprised of 3,821,115 liability classified warrants and zero equity classified warrants.

A summary of prefunded warrant activity during the six months ended  December 31, 2025, is as follows:

	Number of	Weighted-
	Prefunded	Average
	Warrants	Exercise Price
Outstanding June 30, 2025	10,293,983	$0.0001
Prefunded warrants exercised (1)	(1,485,000)	$0.0001
Outstanding December 31, 2025	8,808,983	$0.0001

(1)	During the six months ended December 31, 2025, a total of 1,485,000 of the June 2025 Prefunded Warrants were exercised to 1,485,000 shares of common stock. See Note 12 - Fair Value Measurements for further detail.

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

The following is a reconciliation of the numerator and the denominator used in the basic per share calculations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
BASIC
Numerators:
Net (loss) income from continuing operations	$(10,584)	$665	$(8,619)	$1,758
Net income from discontinued operations, net of tax	—	123	—	504
Net (loss) income	$(10,584)	$788	$(8,619)	$2,262
Denominator:
Basic weighted-average common shares outstanding	10,036,359	6,132,060	9,738,716	6,100,204
Basic per share calculations:
Net (loss) income per share from continuing operations	$(1.05)	$0.11	$(0.89)	$0.29
Net income per share from discontinued operations, net of tax	$—	$0.02	$—	$0.08
Net (loss) income per share	$(1.05)	$0.13	$(0.89)	$0.37

The following is a reconciliation of the numerator and the denominator used in the diluted per share calculations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
	(in thousands, except share and per share data)
DILUTED
Numerators:
Adjusted numerator - net loss from continuing operations (1)	$(10,584)	$(2,351)	$(8,619)	$(4,138)
Net income from discontinued operations, net of tax	—	123	—	504
Net loss	$(10,584)	$(2,228)	$(8,619)	$(3,634)
Denominator:
Basic weighted-average common shares outstanding	10,036,359	6,132,060	9,738,716	6,100,204
Dilutive effect of warrants to purchase common stock	—	2,342,087	—	2,669,216
Dilutive effect of unvested restricted stock and restricted stock units	—	10,965	—	13,374
Diluted weighted-average common shares outstanding	10,036,359	8,485,112	9,738,716	8,782,794
Diluted per share calculations:
Net loss per share from continuing operations	$(1.05)	$(0.28)	$(0.89)	$(0.47)
Net income per share from discontinued operations, net of tax	$—	$0.01	$—	$0.06
Net loss per share	$(1.05)	$(0.26)	$(0.89)	$(0.41)

(1)	The net (loss) income from continuing operations numerator has been adjusted to remove a gain of $3.0 million and $5.9 million for the three and six months ended December 31, 2024, respectively, due to the changes in fair value of certain warrant liabilities.

The following table sets forth securities that could be considered anti-dilutive, and therefore are excluded from the calculation of diluted weighted-average common shares outstanding and related per share calculations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Warrants to purchase common stock - liability classified (note 16)	12,630,098	3,539,679	12,630,098	3,212,550
Warrants to purchase common stock - equity classified (note 16)	—	18,114	—	18,114
Weighted-average of warrants exercised to common stock (note 16)	466,284	—	713,175	—
Outstanding stock options (note 15)	205,418	221,392	205,418	221,392
Unvested restricted stock (note 15)	223,092	25,291	223,092	22,882
Unvested restricted stock units (note 15)	—	512	—	565
Total anti-dilutive securities	13,524,892	3,804,988	13,771,783	3,475,503

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

Actavis

On October 17, 2017, the Company entered into an agreement granting Actavis Laboratories FL, Inc. (“Actavis”) (which is now owned by Teva Pharmaceutical Industries Limited) a non-exclusive license to certain patents owned by the Company by which Actavis has the right to manufacture and market its generic version of one of the Company’s ADHD products under its ANDA beginning on September 1, 2025. The ANDA was approved by the FDA on June 22, 2023. Teva launched a generic version of this ADHD product late in the second quarter of fiscal 2026.

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

The expense associated with the closure of the Grand Prairie, Texas manufacturing site such as severance and employee benefits and exit and disposal activities are included in restructuring costs in the unaudited consolidated statements of operations. There were no inventory write-downs associated with this closure. The Company incurred costs associated with exit and disposal activities related to its previously announced operational realignment and related costs of zero and $1.3 million for the three months ended December 31, 2025, and 2024, respectively, and zero and $2.1 million for the six months ended December 31, 2025, and 2024, respectively. The Company does not expect to incur additional significant restructuring costs.

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

The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, the accompanying unaudited consolidated financial statements for all periods presented reflect this business as a discontinued operation. There were no assets or liabilities classified as discontinued operations on the accompanying unaudited consolidated balance sheets as of  December 31, 2025, and June 30, 2025. The Company elected to record the contingent consideration portion of the arrangement when the consideration was determined to be realizable and, therefore, the Company did not record a contingent consideration asset at the transaction date.

There was no income from discontinued operations for the three and six months ended  December 31, 2025. The key components of income from discontinued operations, net of tax for the three and six months ended December 31, 2024, were as follows:

	Three Months Ended	Six Months Ended
	December 31, 2024	December 31, 2024
	(in thousands)
Net revenue	$—	$717
Cost of goods sold	—	(358)
Selling and marketing	—	(155)
General and administrative	—	(7)
Recognized contingent consideration	175	587
Loss on divestiture	—	(254)
Income from discontinued operations before income taxes	175	530
Income tax expense	(52)	(26)
Net income from discontinued operations, net of tax	$123	$504

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

Objective

The purpose of the Management’s Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations for the three and six months ended December 31, 2025, our cash flows for the six months ended December 31, 2025, and our financial condition as of December 31, 2025. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and notes thereto.

Overview

We are a pharmaceutical company focused on advancing innovative medicines for complex CNS system diseases to improve the quality of life for patients. Our strategy is to become a leading pharmaceutical company that improves the lives of patients. We use a focused approach of in-licensing, acquiring, developing and commercializing novel prescription therapeutics in order to continue building our portfolio of revenue-generating products and leveraging our commercial team’s expertise to build leading brands within large therapeutic markets. In June 2025, we entered into the Commercialization Agreement with Fabre-Kramer to commercialize EXXUA in the United States. Gepirone is a new chemical entity and EXXUA is a novel first-in-class selective serotonin 5HT1a receptor agonist and is approved by the FDA for the treatment of MDD in adults.

EXXUA has been extensively studied in over 5,000 patients and represents a new class of therapeutics to compete in the over $22 billion United States prescription MDD market. We believe EXXUA can become a very important treatment option for the estimated 21 million Americans affected by MDD. Over 340 million antidepressant prescriptions were written in 2024 in the United States, yet significant unmet needs remain considering the unacceptable side effects associated with current therapeutics. Importantly, we believe that EXXUA is the only antidepressant acting on serotonin receptors that does not carry a label warning about the risk of sexual dysfunction. The mechanism of the antidepressant effect of EXXUA is believed to be related to its modulation of serotonin activity and, specifically, its exclusive and strong binding affinity for 5HT1a receptors, which are key regulators of mood and emotion. EXXUA is not a Selective Serotonin Reuptake Inhibitors (“SSRI”) or a Serotonin-Norepinephrine Reuptake Inhibitors (“SNRI”) and has no reuptake inhibition activity. EXXUA also exhibits no significant adverse effects on weight, blood pressure, heart rate or liver function. We successfully launched EXXUA in the second quarter of fiscal 2026 as the centerpiece of our commercial efforts. It is our expectation that EXXUA has the potential to serve as a major growth catalyst for us.

In addition, we will continue to commercialize innovative prescription products that address other CNS conditions, including ADHD. We are focusing our efforts on accelerating the growth of our commercial business and achieving positive operating cash flows. To achieve these goals, we indefinitely suspended active development of our clinical development programs and have wound down and divested unprofitable operations. In the first quarter of fiscal 2025 we completed the previously announced wind down and divestiture of our Consumer Health business and now operate our business as a single operating and reporting segment. The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, our unaudited consolidated financial statements for all periods presented reflect the Consumer Health business as a discontinued operation.

Our business from continuing operations is focused on the commercialization of our prescription pharmaceutical products sold primarily through third party wholesalers, distributors and pharmacies and which primarily consists of three product portfolios. The first consists of EXXUA for the treatment of MDD; the second, the ADHD Portfolio, consists of products for the treatment of ADHD; and the third, the Pediatric Portfolio, consists of a line of legacy products. We contract with CMOs for the manufacture and testing of all of our products.

We have entered into two international exclusive collaboration, distribution and supply agreements to commercialize certain of our ADHD products. The first agreement is with Medomie, a privately owned pharmaceutical company, which will commercialize the ADHD products in Israel and the Palestinian Authority. The second agreement is with Lupin, a subsidiary of global pharmaceutical company Lupin Limited, which will commercialize the ADHD products in Canada. We will supply the ADHD products to Medomie and Lupin based on forecasts and provide various product commercialization, regulatory and quality assurance resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for the ADHD products, which is expected to occur over the next 18 to 24 months.

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

Business Environment

We continue to experience inflationary pressures and economic uncertainty caused by global geopolitical factors, trade wars and tariffs, and our industry is currently encountering supply chain disruptions related to the sourcing of raw materials, increased costs of materials as result of tariffs, energy, logistics and labor for a number of reasons, including ongoing geopolitical events. It is possible that trade wars and economic or political policies could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. Inflationary pressures, increased costs and supply chain disruptions could be significant across the business throughout fiscal 2026 and into fiscal 2027. Understanding these risks, we have not experienced stock outages for our ADHD products since the launch of those products.

In October 2024, we received the Notice Letter from Granules, stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter stated that Granules’ ANDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. We timely filed a patent infringement lawsuit on December 11, 2024, against Granules to trigger a stay precluding the FDA from approving Granules’ ANDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. On June 27, 2025, the Court entered a Stipulation And Order Regarding Infringement finding that the submission of Granules’ ANDA infringed multiple claims in each of our asserted patents. On October 28, 2025, the case was reassigned to visiting judge, Judge Jennifer Choe-Groves of the United States Court of International Trade. The case is ongoing. The trial date has been moved to January 11, 2027. We plan to continue vigorously enforcing our intellectual property rights related to Adzenys.

Results of Operations

The results of operations for the three and six months ended December 31, 2025, compared to the three and six months ended December 31, 2024, is as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)
Net revenue	$15,165	$16,221	$(1,056)	$29,053	$32,795	$(3,742)
Cost of goods sold	5,541	5,435	106	10,243	10,024	219
Gross profit	9,624	10,786	(1,162)	18,810	22,771	(3,961)

Operating expenses:
Selling and marketing	5,998	5,272	726	11,320	10,931	389
General and administrative	5,070	4,449	621	9,994	9,574	420
Research and development	—	522	(522)	—	948	(948)
Amortization of intangible assets	526	921	(395)	970	1,842	(872)
Restructuring costs	—	1,317	(1,317)	—	2,101	(2,101)
Total operating expenses	11,594	12,481	(887)	22,284	25,396	(3,112)
Loss from operations	(1,970)	(1,695)	(275)	(3,474)	(2,625)	(849)
Other income, net	190	140	50	391	682	(291)
Interest expense	(560)	(1,079)	519	(1,076)	(2,073)	997
Derivative warrant liabilities (loss) gain	(8,244)	3,016	(11,260)	(4,460)	5,896	(10,356)
(Loss) income from continuing operations before income tax expense	(10,584)	382	(10,966)	(8,619)	1,880	(10,499)
Income tax benefit (expense)	—	283	(283)	—	(122)	122
Net (loss) income from continuing operations	(10,584)	665	(11,249)	(8,619)	1,758	(10,377)
Net income from discontinued operations, net of tax	—	123	(123)	—	504	(504)
Net (loss) income	$(10,584)	$788	$(11,372)	$(8,619)	$2,262	$(10,881)

Net Revenue by Product Portfolio

Net revenue disaggregated by product portfolios for the three and six months ended December 31, 2025, compared to the three and six months ended December 31, 2024, is as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)
EXXUA	$241	$—	$241	$241	$—	$241
ADHD Portfolio	13,216	13,816	(600)	26,372	29,080	(2,708)
Pediatric Portfolio	1,689	2,400	(711)	2,404	3,693	(1,289)
Other	19	5	14	36	22	14
Total net revenue	$15,165	$16,221	$(1,056)	$29,053	$32,795	$(3,742)

During the three months ended December 31, 2025, net revenue decreased by $1.1 million, or 7%, compared to the same period ended December 31, 2024, primarily due to a broader deemphasis in marketing towards the ADHD Portfolio and the Pediatric Portfolio as our marketing efforts have shifted towards EXXUA, which is now the centerpiece of our commercial efforts. These decreases were partially offset by a $0.2 million increase related to the successful new product launch of EXXUA in the second quarter of fiscal 2026.

During the six months ended December 31, 2025, net revenue decreased by $3.7 million, or 11%, compared to the same period ended December 31, 2024, primarily due to a $3.3 million increase in net revenue in the first quarter of fiscal 2025 related to a decrease in estimated variable consideration as a result of successful negotiations with a vendor.

Gross Profit

Gross profit and gross profit percentage for the three and six months ended December 31, 2025, compared to the three and six months ended December 31, 2024, is as follows:

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands, except gross profit percentage)
Gross profit	$9,624	$10,786	$(1,162)	$18,810	$22,771	$(3,961)
Gross profit percentage	63%	66%	(3)%	65%	69%	(5)%

During the three months ended December 31, 2025, gross profit decreased by $1.2 million, or 11%, compared to the same period ended December 31, 2024. Gross profit percentage was 63% for the three months ended December 31, 2025, compared to 66% for the same period ended December 31, 2024. The decrease in gross profit percentage is primarily related to a $1.1 million decrease in net revenue driven by a broader deemphasis in marketing towards the ADHD Portfolio and the Pediatric Portfolio as our marketing efforts have shifted towards EXXUA and a $0.8 million inventory write-down recorded to cost of goods sold primarily resulting from a shift from our Adzenys branded products to the Adzenys generic products.

During the six months ended December 31, 2025, gross profit decreased by $4.0 million, or 17%, compared to the same period ended December 31, 2024. Gross profit percentage was 65% for the six months ended December 31, 2025, compared to 69% for the same period ended December 31, 2024. This decrease in gross profit percentage is primarily related to a $3.3 million increase in net revenue in the first quarter of fiscal 2025 related to a decrease in estimated variable consideration as a result of successful negotiations with a vendor as well as a $1.1 million inventory write-down recorded to cost of goods sold primarily resulting from a shift from our Adzenys branded products to the Adzenys generic products.

Selling and Marketing

During the three and six months ended December 31, 2025, selling and marketing expense increased by $0.7 million, or 14% and $0.4 million, or 4% compared to the same periods ended December 31, 2024, primarily driven by increases in labor, service costs and EXXUA launch costs.

General and Administrative

During the three and six months ended December 31, 2025, general and administrative expense increased by $0.6 million, or 14% and $0.4 million, or 4% compared to the same periods ended December 31, 2024, primarily driven by increases in labor, service costs and EXXUA launch costs, partially offset by improved operational efficiencies such as reduced facilities expense.

Research and Development

During the three and six months ended December 31, 2025, there was no research and development expense compared to $0.5 million and $0.9 million for the same periods ended December 31, 2024, respectively, primarily driven by our previously announced suspension of our development programs to focus on our commercial operations resulting in a decrease in research and development spending.

Amortization of Intangible Assets

During the three and six months ended December 31, 2025, amortization expense of intangible assets, excluding amounts included in cost of goods sold, decreased by $0.4 million, or 43% and $0.9 million, or 47% compared to the same periods ended December 31, 2024, respectively, primarily due to impairments of certain intangible assets recorded in fiscal 2025, partially offset by increased amortization expense from new intangible assets placed into service upon the launch of EXXUA in the second quarter of fiscal 2026.

Restructuring Costs

During the three and six months ended December 31, 2025, we incurred zero restructuring costs compared to $1.3 million and $2.1 million during the same periods ended December 31, 2024, respectively. Restructuring costs during the first half of fiscal 2025 related to our previously announced operational realignment and related costs, which was completed during fiscal 2025.

Other Income, Net

During the three and six months ended December 31, 2025, other income, net was relatively consistent compared to the same periods ended December 31, 2024.

Interest Expense

During the three and six months ended December 31, 2025, interest expense decreased by $0.5 million, or 48% and $1.0 million, or 48% compared to the same periods ended December 31, 2024, respectively, primarily due to the paydown of our fixed payment arrangements.

Derivative Warrant Liabilities (Loss) Gain

The fair value of derivative warrant liabilities is calculated using either the Black-Scholes option pricing model or the Monte Carlo simulation model and is revalued at each reporting period, and changes are reflected through income or expense. For the three and six months ended December 31, 2025, we recognized a loss of $8.2 million and $4.5 million, respectively, from the fair value adjustment primarily driven by an increase in our stock price during the three and six months ended December 31, 2025, partially offset by gains from the exercise of liability classified warrants. For the three and six months ended December 31, 2024, we recognized a gain of $3.0 million and $5.9 million, respectively, from the fair value adjustment primarily driven by a decrease in our stock price during the three and six months ended December 31, 2024.

Income Tax Benefit (Expense)

For both the three and six months ended December 31, 2025, there was zero income tax expense from continuing operations, which was an effective tax rate of zero. This was primarily driven by operating losses and favorable deductions from tax law changes coupled with existing valuation allowances.

For the three and six months ended December 31, 2024, we recorded an income tax benefit of $0.3 million from continuing operations, which represented an effective tax rate of negative 74.1% and we recorded income tax expense of $0.1 million from continuing operations, which represented an effective tax rate of 6.5%, respectively. These effective tax rates were primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances, the divestiture of our Consumer Health business that occurred during the first quarter of fiscal 2025 and changes to our first quarter of fiscal 2025 projections, which resulted in an income tax benefit for the second quarter of fiscal 2025.

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax is related to the wind down and divestiture of our Consumer Health business that was completed in the first quarter of fiscal 2025. See Part I, Item 1, Note 20 – Discontinued Operations of this Form 10-Q for further detail.

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

Cash Flows

The following table shows cash flows for the six months ended December 31, 2025, and 2024:

	Six Months Ended December 31,
	2025	2024	Change
	(in thousands)
Net cash provided by operating activities	$3,057	$1,715	$1,342
Net cash (used in) provided by investing activities	$(17)	$526	$(543)
Net cash used in financing activities	$(3,967)	$(1,849)	$(2,118)

Net Cash Provided by Operating Activities

During the six months ended December 31, 2025, net cash provided by operating activities totaled $3.1 million, which was primarily the result of an increase in accounts payable and accrued liabilities and a decrease in inventories, partially offset by negative cash earnings (net loss of $8.6 million partially offset by non-cash derivative warrant liabilities adjustment, depreciation and amortization, stock-based compensation expense, and inventory write-down) and a decrease in prepaid expenses and other current assets.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was nominal during the six months ended December 31, 2025. Net cash provided by investing activities for the six months ended December 31, 2024, was driven by cash received from the sale of fixed assets, partially offset by cash payments for fixed asset purchases.

Net Cash Used in Financing Activities

Net cash used in financing activities of $4.0 million during the six months ended December 31, 2025, was primarily due to $3.1 million of payments for fixed payment arrangements and $0.9 million of payments made against the principal balance of our Eclipse Term Loan.

Net cash used in financing activities of $1.8 million during the six months ended December 31, 2024, was primarily due to payments made to fixed payment arrangements and payments made on borrowings, partially offset by net proceeds received from our Eclipse Revolving Loan.

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

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that required us to make fixed and product milestone payments. As of December 31, 2025, we had no remaining fixed payment arrangement accruals recorded in our unaudited consolidated balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended  December 31, 2025, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

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

AYTU BIOPHARMA, INC.

Date: February 3, 2026	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2026	By:	/s/ Ryan J. Selhorn
Ryan J. Selhorn
Chief Financial Officer
(Principal Financial and Accounting Officer)