Form 10-Q
period 2026-03-31
AYTU BIOPHARMA, INC
filed 2026-05-13
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 30, 2026, the registrant had 10,733,208 of common stock outstanding.

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$26,715	$30,952
Accounts receivable, net	24,489	31,155
Inventories	7,460	11,434
Prepaid expenses and other current assets	8,662	5,638
Total current assets	67,326	79,179
Non-current assets:
Property and equipment, net	407	532
Operating lease right-of-use assets	910	1,061
Intangible assets, net	42,490	42,201
Other non-current assets	556	1,204
Total non-current assets	44,363	44,998
Total assets	$111,689	$124,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,214	$10,601
Accrued liabilities	34,270	38,164
Revolving credit facility	10,411	9,063
Current portion of debt	1,857	1,857
Other current liabilities	220	3,379
Total current liabilities	59,972	63,064
Non-current liabilities:
Debt, net of current portion	9,549	10,895
Derivative warrant liabilities	2,182	26,334
Other non-current liabilities	4,843	4,918
Total non-current liabilities	16,574	42,147

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $0.0001; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized; 10,733,208 and 8,976,913 shares issued and outstanding, respectively	1	1
Additional paid-in capital	382,914	352,500
Accumulated deficit	(347,772)	(333,535)
Total stockholders’ equity	35,143	18,966
Total liabilities and stockholders’ equity	$111,689	$124,177

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Net revenue	$12,411	$18,452	$41,464	$51,247
Cost of goods sold	4,812	5,646	15,055	15,670
Gross profit	7,599	12,806	26,409	35,577

Operating expenses:
Selling and marketing	5,929	5,194	17,249	16,125
General and administrative	4,973	4,109	14,967	13,683
Research and development	—	162	—	1,110
Amortization of intangible assets	761	920	1,731	2,762
Restructuring costs	—	—	—	2,101
Total operating expenses	11,663	10,385	33,947	35,781
(Loss) income from operations	(4,064)	2,421	(7,538)	(204)
Other income, net	149	36	540	718
Interest expense	(436)	(900)	(1,512)	(2,973)
Derivative warrant liabilities (loss) gain	(1,257)	2,261	(5,717)	8,157
(Loss) income from continuing operations before income tax expense	(5,608)	3,818	(14,227)	5,698
Income tax (expense) benefit	(10)	122	(10)	—
Net (loss) income from continuing operations	(5,618)	3,940	(14,237)	5,698
Net income from discontinued operations, net of tax	—	54	—	558
Net (loss) income	$(5,618)	$3,994	$(14,237)	$6,256

Basic weighted-average common shares outstanding (note 17)	10,511,583	6,134,634	9,992,577	6,111,550
Diluted weighted-average common shares outstanding (note 17)	10,511,583	8,204,453	9,992,577	8,606,013

Net (loss) income per share (note 17):
Basic - continuing operations	$(0.53)	$0.64	$(1.42)	$0.93
Diluted - continuing operations	$(0.53)	$0.20	$(1.42)	$(0.29)
Basic - discontinued operations, net of tax	$—	$0.01	$—	$0.09
Diluted - discontinued operations, net of tax	$—	$0.01	$—	$0.06
Basic - net (loss) income	$(0.53)	$0.65	$(1.42)	$1.02
Diluted - net (loss) income	$(0.53)	$0.21	$(1.42)	$(0.22)

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2025	8,976,913	$1	$352,500	$(333,535)	$18,966
Stock-based compensation expense	—	—	114	—	114
Issuance of common stock from exercise of warrants	935,000	—	2,126	—	2,126
Net income	—	—	—	1,965	1,965
Balances, September 30, 2025	9,911,913	1	354,740	(331,570)	23,171
Stock-based compensation expense	271,295	—	283	—	283
Issuance of common stock from exercise of warrants	550,000	—	1,331	—	1,331
Net loss	—	—	—	(10,584)	(10,584)
Balances, December 31, 2025	10,733,208	1	356,354	(342,154)	14,201
Stock-based compensation expense	—	—	148	—	148
Reclassification of derivative warrant liabilities to equity	—	—	26,412	—	26,412
Net loss	—	—	—	(5,618)	(5,618)
Balances, March 31, 2026	10,733,208	$1	$382,914	$(347,772)	$35,143

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2024	5,972,638	$1	$347,688	$(319,973)	$27,716
Stock-based compensation expense	564	—	173	—	173
Issuance of common stock from exercise of warrants	176,000	—	463	—	463
Net income	—	—	—	1,474	1,474
Balances, September 30, 2024	6,149,202	1	348,324	(318,499)	29,826
Stock-based compensation expense	20,479	—	151	—	151
Net income	—	—	—	788	788
Balances, December 31, 2024	6,169,681	1	348,475	(317,711)	30,765
Stock-based compensation expense	481	—	139	—	139
Net income	—	—	—	3,994	3,994
Balances, March 31, 2025	6,170,162	$1	$348,614	$(313,717)	$34,898

The accompanying notes to the unaudited consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(14,237)	$6,256
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,809	3,913
Stock-based compensation expense	545	463
Derivative warrant liabilities loss (gain)	5,717	(8,157)
Amortization of debt discount and issuance costs	85	82
Inventory write-down	1,766	183
Other non-cash adjustments	44	(360)
Non-cash adjustments from discontinued operations	—	254
Changes in operating assets and liabilities:
Accounts receivable, net	6,666	(12,299)
Inventories	2,208	900
Prepaid expenses and other current assets	(3,024)	(2,331)
Accounts payable	(387)	1,727
Accrued liabilities	(4,067)	3,948
Other operating assets and liabilities, net	750	355
Changes in operating assets and liabilities from discontinued operations	—	326
Net cash used in operating activities	(1,125)	(4,740)

Cash flows from investing activities:
Cash received from sales of fixed assets	—	668
Cash payments for fixed asset purchases	(17)	(211)
Net cash (used in) provided by investing activities	(17)	457

Cash flows from financing activities:
Net proceeds received from revolving credit facility	1,348	7,633
Payment made to fixed payment arrangements	(3,050)	(3,790)
Payments made to borrowings	(1,393)	(1,393)
Net cash (used in) provided by financing activities	(3,095)	2,450

Net change in cash and cash equivalents	(4,237)	(1,833)
Cash and cash equivalents at beginning of period	30,952	20,006
Cash and cash equivalents at end of period	$26,715	$18,173

Supplemental disclosure of cash flow information:
Cash paid for interest	$962	$1,923
Cash paid for income taxes	$201	$1,419
Non-cash investing and financing activities:
Change in acquired intangible asset accruals	$3,000	$—
Other non-cash investing and financing activities	$—	$483

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

The Company has entered into two international exclusive collaboration, distribution and supply agreements to commercialize certain of the Company’s ADHD products. The first agreement is with Medomie Pharma Ltd (“Medomie”), a privately owned pharmaceutical company, which will commercialize the ADHD products in Israel and the Palestinian Authority. The second agreement is with Lupin Pharma Canada Ltd (“Lupin”), a subsidiary of global pharmaceutical company Lupin Limited, which will commercialize the ADHD products in Canada. The Company will supply the ADHD products to Medomie and Lupin based on forecasts and provide various product commercialization, regulatory and quality assurance resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for the ADHD products, which is expected to occur over the next 18 to 24 months, however, there can be no guarantee that local regulatory approvals and marketing authorizations will be obtained on the expected timeline.

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

Basis of Presentation

The unaudited consolidated financial statements and notes thereto contained in this Form 10-Q represent the financial statements of the Company and its wholly owned subsidiaries and have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting. Accordingly, certain information and disclosures normally included in the complete financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Form 10-K, which included all disclosures required by U.S. GAAP. In the opinion of management, these unaudited consolidated financial statements and notes thereto contain all adjustments necessary for the fair statement of the financial position of the Company and the results of operations and cash flows for the interim periods presented. The consolidated balance sheet as of  June 30, 2025, was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The results of operations for the period ended March 31, 2026, are not necessarily indicative of expected operating results for the full year or any future period.

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

Prior Period Reclassification

Certain prior year amounts in the Company’s unaudited consolidated financial statements and the notes thereto have been reclassified to conform to the current year presentation. These reclassifications did not impact operating results for the three and nine months ended March 31, 2026, and 2025, or cash flows for the nine months ended March 31, 2026, and 2025, or the Company’s financial position as of March 31, 2026, or June 30, 2025.

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

The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the unaudited consolidated statements of operations, with particular emphasis on net revenue by product portfolio (see Note 3 - Revenue for net revenue disaggregated by product portfolio). Additionally, the measure of segment assets is reported on the Company’s unaudited balance sheet as total assets, with particular emphasis on the Company’s available liquidity and working capital, including its cash and cash equivalents, accounts receivables, net, inventories and current liabilities. As of March 31, 2026, and  June 30, 2025, all long-lived assets were domiciled within the United States.

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

Income Taxes

The Company calculates its quarterly income tax provision based on estimated annual effective tax rates applied to ordinary income (or loss) and other known items computed and recognized when they occur. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (the “TCJA”), allowing for accelerated tax deductions for qualified property and research expenditures, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in calendar year 2025 and others implemented through calendar year 2027. None of the provisions are expected to impact the realizability of the Company’s deferred tax assets and liabilities on the unaudited consolidated balance sheets as of March 31, 2026, and  June 30, 2025. However, because the OBBBA is a wide-reaching law, the Company is currently assessing its potential impact on its business, financial condition, results of operations and future plans, and the Company plans to provide an update in future SEC filings once this assessment is complete. Other than the OBBBA, there have been no changes in tax law affecting the tax provision during the three and nine months ended March 31, 2026.

For both the three and nine months ended March 31, 2026, there was less than $0.1 million of income tax expense from continuing operations, which was an effective tax rate of negative 0.2% and negative 0.1%. This was primarily driven by operating losses and favorable deductions from tax law changes coupled with existing valuation allowances and adjustments from the Company’s income tax return filings.

For the three and nine months ended March 31, 2025, the Company recorded an income tax benefit of $0.1 million from continuing operations, which represented an effective tax rate of negative 3.2% and an income tax expense of zero, which represented an effective tax rate of zero. These effective tax rates were primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances, the divestiture of the Company’s Consumer Health business that occurred during the first quarter of fiscal 2025 and changes to the Company’s fiscal 2025 projections, which resulted in an income tax benefit for the three months ended March 31, 2025, that reduced income tax expense for the nine months ended March 31, 2025, to zero.

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

As of  March 31, 2026, and through the filing of this report, no other accounting guidance applicable to the Company has been issued and not yet adopted in fiscal 2026 that would have a material effect on the Company’s unaudited consolidated financial statements and related disclosures. For a complete set of the Company’s significant accounting policies, refer to the audited consolidated financial statements and notes thereto included in the Company’s 2025 Form 10-K.

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

Net Revenue by Product Portfolio

Net revenue disaggregated by product portfolio for the three and nine months ended March 31, 2026, and 2025, were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands)
EXXUA	$2,397	$—	$2,638	$—
ADHD Portfolio	9,093	15,389	35,465	44,469
Pediatric Portfolio	921	3,059	3,325	6,752
Other	—	4	36	26
Total net revenue	$12,411	$18,452	$41,464	$51,247

Other includes net revenue from various discontinued or deprioritized products. The Consumer Health business was divested in the first quarter of fiscal 2025 and is reported within discontinued operations (see Note 20 - Discontinued Operations).

Net Revenue by Geographic Location

The Company’s net revenue is predominately within the United States, with insignificant international sales.

Note 4 - Inventories

Inventories consist of raw materials, work in process and finished goods, and are recorded at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of its inventories to identify obsolete, slow-moving or otherwise unsaleable items. In the event that such items are identified and there are no alternate uses for the inventory, the Company will record a charge to reduce the value of the inventory to net realizable value in the period first recognized. The Company incurred inventory write-downs primarily as a result of unsalable and slow-moving products of $0.7 million and $0.1 million for the three months ended March 31, 2026, and 2025, respectively, and $1.8 million and $0.2 million for the nine months ended March 31, 2026, and 2025, respectively.

Inventories consist of the following:

	March 31,	June 30,
	2026	2025
	(in thousands)
Raw materials	$1,372	$1,115
Work in process	2,047	1,381
Finished goods	4,041	8,938
Inventories	$7,460	$11,434

Note 5 - Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the assets’ estimated economic life. Leasehold improvements are amortized over the shorter of the estimated economic life or remaining lease term. Depreciation and amortization expense from property and equipment was less than $0.1 million for both the three months ended March 31, 2026, and 2025, and $0.1 million and $0.2 million for the nine months ended March 31, 2026, and 2025, respectively.

Property and equipment, net, consist of the following:

	March 31,	June 30,
	2026	2025
	(in thousands)
Manufacturing and lab equipment	$783	$808
Office equipment, furniture and other	262	274
Leasehold improvements	164	164
Property and equipment, gross	1,209	1,246
Less: accumulated depreciation and amortization	(802)	(714)
Property and equipment, net	$407	$532

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

The components of lease costs from continuing operations are as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$85	$120	$254	$385	Operating expenses
Short-term lease cost	3	3	8	180	Operating expenses
Total lease cost	$88	$123	$262	$565

Supplemental balance sheet information related to leases is as follows:

	March 31,	June 30,
	2026	2025	Balance Sheet Classification
	(in thousands)
Assets:
Non-current: operating leases	$910	$1,061	Operating lease right-of-use assets

Liabilities:
Current: operating leases	$202	$137	Other current liabilities
Non-current: operating leases	919	985	Other non-current liabilities
Total lease liabilities	$1,121	$1,122

The remaining weighted-average lease term and discount rate used are as follows:

	March 31,	June 30,
	2026	2025
Weighted-average remaining lease term (years):
Operating lease right-of-use assets	3.8	4.3
Weighted-average discount rate:
Operating lease right-of-use assets	11.4%	11.3%

The Company had operating net cash used by operating leases of $0.1 million and $0.7 million for the nine months ended March 31, 2026, and 2025, respectively, primarily due to rent payments.

As of March 31, 2026, the Company’s estimated future minimum lease payments are as follows:

Estimated Future Minimum Lease Payments
(in thousands)
2026 (remaining 3 months)	$78
2027	333
2028	387
2029	358
2030	230
2031	20
Total lease payments	1,406
Less: imputed interest	(285)
Total lease liabilities	$1,121

Note 7 - Intangible Assets

A summary of the Company’s intangible assets, all of which are definite-lived intangible assets, as of March 31, 2026, and June 30, 2025, is as follows:

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Product technology rights	$22,200	$(6,572)	$15,628	12.0
Technology rights	30,200	(8,940)	21,260	12.0
Commercialization rights	6,000	(398)	5,602	4.4
Total intangible assets	$58,400	$(15,910)	$42,490	11.0

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Remaining Life
	(in thousands)			(in years)
Product technology rights (1)	$22,200	$(5,592)	$16,608	12.7
Technology rights	30,200	(7,607)	22,593	12.7
Commercialization rights (2)	3,000	—	3,000	N/A
Total intangible assets	$55,400	$(13,199)	$42,201	12.7

(1)

In June 2025, the Company recorded an impairment to its product technology rights intangible asset of $8.3 million. Accordingly, $19.1 million of gross carrying amount and $10.8 million of related accumulated amortization have been removed from this table as of June 30, 2025.

(2)	The commercialization rights intangible asset was not considered placed in service until the launch of EXXUA, which the Company successfully completed in the second fiscal quarter of 2026.

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

Amortization expense of intangible assets from continuing operations included in the unaudited consolidated statements of operations for the three and nine months ended March 31, 2026, and 2025, are set forth in the below table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands)
Statement of operations classification:
Cost of goods sold	$327	$327	$980	$981
Operating expenses	761	920	1,731	2,762
Total amortization of intangible assets expense	$1,088	$1,247	$2,711	$3,743

As of March 31, 2026, the Company’s estimated future amortization expense is as follows:

Estimated Future Amortization Expense
(in thousands)
2026 (remaining 3 months)	$1,087
2027	4,349
2028	4,349
2029	4,349
2030	4,349
2031	3,301
Thereafter	20,706
Total future amortization expense	$42,490

Product Technology Rights

The product technology rights are related to the rights to production, supply and distribution agreements of various products.

ADHD Portfolio

The Company has developed product technology rights related to the production and sale of certain ADHD products. The formulations for the ADHD products are protected by patented technology. The estimated remaining economic life of these proprietary product technology rights is 12.0 years.

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

Technology Rights

TRRP Proprietary Technology

The Company has time release resin particle (“TRRP”) proprietary technology, which is a proprietary drug delivery technology protected by the Company as a trade secret that allows the Company to modify the drug release characteristics of each of its respective products. The TRRP technology underlines each of the ADHD Portfolio core products and can potentially be used in future product development initiatives as well. The estimated remaining economic life of these proprietary technology rights is 12.0 years.

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

The Company capitalized $3.0 million in the fourth quarter of fiscal 2025 upon the execution of the Commercialization Agreement and capitalized an additional $3.0 million upon the successful launch of EXXUA in the second quarter of fiscal 2026. The commercialization rights were considered placed in service upon the launch of EXXUA in the second quarter of fiscal 2026 and will be amortized on a straight-line basis over the estimated useful life of the asset, which is currently estimated to be through September 2030.

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	March 31,	June 30,
	2026	2025
	(in thousands)
Accrued savings offers	$15,774	$16,092
Return reserve	5,064	6,811
Accrued program liabilities	4,753	5,678
Accrued customer and product related fees	3,739	4,556
Accrued employee compensation	2,741	3,132
Other accrued liabilities	2,199	1,895
Total accrued liabilities	$34,270	$38,164

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

Note 9 - Other Liabilities

Other liabilities consist of the following:

	March 31,	June 30,
	2026	2025
	(in thousands)
Employee retention credit (1)	$3,759	$3,759
Operating lease liabilities (2)	1,121	1,122
Other (3)	183	193
Fixed payment arrangements (4)	—	3,223
Total other liabilities	5,063	8,297
Less: current portion of other liabilities	(220)	(3,379)
Total non-current portion of other liabilities	$4,843	$4,918

(1)	The $3.8 million Employee Retention Credit (“ERC”) accrual in other non-current liabilities as of March 31, 2026, represents the proceeds the Company received from the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) program during the first quarter of fiscal 2024. When management determines it has reasonable assurance that the Company has substantially met all eligibility requirements of the ERC and following any adjustments from its regulatory audit or upon further clarifications from the IRC, the ERC accrual shall be recognized as a benefit in other income, net in the unaudited consolidated statement of operations.
(2)	The Company has entered into various operating lease agreements for certain of its offices. Please see Note 6 - Leases for further detail.
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

The Eclipse Revolving Loan has a potential maximum borrowing base of $14.5 million at an interest rate of the secured overnight financing rate as administered by the SOFR Administrator (the “SOFR”) plus 4.5%, which was temporarily increased by Eclipse Amendment No. 6. pursuant to a $1.5 million incremental advance at an interest rate of the SOFR plus 5.5% (the “Eclipse Incremental Advance”), with repayment and permanent reduction of the Eclipse Incremental Advance commencing on August 1, 2025, and continuing on the first day of each calendar month thereafter, in an amount equal to $125,000 per month, until the Eclipse Incremental Advance has been reduced to zero. In addition, the Company is required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of the Eclipse Revolving Loan remains subject to a borrowing base and reserve, and availability blockage requirements. The maturity date, as amended, is June 12, 2029, and the effective interest rate of the Eclipse Revolving Loan and the Eclipse Incremental Advance was 8.3% and 9.3%, respectively, as of March 31, 2026, and there was $0.5 million of the Eclipse Incremental Advance remaining.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Eclipse Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2026, the Company was in compliance with the covenants under the Eclipse Agreement. The Company’s obligations under the Eclipse Agreement are secured by substantially all of the Company’s assets, as defined further in the Eclipse Agreement.

As of March 31, 2026, there was $0.2 million of unamortized debt issuance costs related to the Eclipse Revolving Loan, which will be amortized straight-line over the term of the loan. Total interest expense on the Eclipse Revolving Loan, including amortization of deferred financing costs, was $0.1 million and less than $0.1 million for the three months ended March 31, 2026, and 2025, respectively, and $0.3 million and $0.1 million for the nine months ended March 31, 2026, and 2025, respectively. The outstanding amount drawn on the Eclipse Revolving Loan was $10.4 million and $9.1 million as of  March 31, 2026, and June 30, 2025, respectively. The unused Eclipse Revolving Loan amount as of March 31, 2026, was $3.1 million.

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

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Eclipse Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make certain asset sales without the prior written consent of the Eclipse Lender. A failure to comply with these covenants could permit the Eclipse Lender to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of March 31, 2026, the Company was in compliance with the covenants under the Eclipse Agreement.

As of March 31, 2026, there was $0.2 million of unamortized debt discount and debt issuance costs related to the Eclipse Term Loan, which will be amortized over the term of the loan. Total interest expense on the Eclipse Term Loan, including debt discount and issuance costs amortization, was $0.3 million and $0.4 million for the three months ended March 31, 2026, and 2025, respectively, and $1.1 million and $1.2 million for the nine months ended March 31, 2026, and 2025, respectively. The effective interest rate on the Eclipse Term Loan was 10.8% as of March 31, 2026.

Debt consists of the following:

	March 31,	June 30,
	2026	2025
	(in thousands)
Term loan principal amount	$11,607	$13,000
Unamortized debt discount and issuance costs	(201)	(248)
Total debt	11,406	12,752
Less: current portion of debt	(1,857)	(1,857)
Total debt, net of current portion	$9,549	$10,895

As of March 31, 2026, the Company’s future Eclipse Term Loan principal payments are as follows:

Future Principal Payments
(in thousands)
2026 (remaining 3 months)	$464
2027	1,857
2028	1,857
2029	7,429
Total future principal payments	11,607
Less: unamortized debt discount and issuance costs	(201)
Less: current portion of debt	(1,857)
Total debt, net of current portion	$9,549

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities and current and non-current debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Current and non-current debt are reported at their amortized costs on the Company’s unaudited consolidated balance sheets. The remaining financial instruments are reported on the Company’s unaudited consolidated balance sheets at amounts that approximate current fair values. The Company’s carrying value of its consolidated amounts of cash and cash equivalents approximate their fair value as of  March 31, 2026, and June 30, 2025, and are categorized within level 1 of the U.S. GAAP fair value hierarchy. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurements

The Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of  March 31, 2026, and June 30, 2025, by level within the fair value hierarchy as follows:

	Fair Value at	Fair Value Measurements at March 31, 2026
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$2,182	$—	$—	$2,182
Total	$2,182	$—	$—	$2,182

	Fair Value at	Fair Value Measurements at June 30, 2025
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$26,334	$—	$—	$26,334
Total	$26,334	$—	$—	$26,334

Summary of Level 3 Input Changes

A summary of changes to those fair value measures using Level 3 inputs is as follows:

Derivative
Warrant Liabilities
(in thousands)
Balance as of June 30, 2025	$26,334
Settlements (1)	(3,457)
Reclassification of derivative warrant liabilities to equity (2)	(26,412)
Included in earnings	5,717
Balance as of March 31, 2026	$2,182

(1)	Relates to the exercise of 1,485,000 prefunded warrants during the nine months ended March 31, 2026, which were liability classified and exercised at a price of $0.0001 per share.
(2)

Relates to the Company amending and restating certain warrants and prefunded warrants, which resulted in them being reclassified from liability classified to equity classified on March 31, 2026. Please see Note 16 - Warrants for further detail.

Significant Assumptions

The valuation methodologies and key assumptions used for the mark to market fair value measurements of derivative warrant liabilities as of March 31, 2026, are as follows:

	Tranche A Warrants	Warrants Other (1)
	Monte Carlo & Black-Scholes	Black-Scholes
Aytu closing stock price	$ 2.73	$ 2.73
Equivalent term (years)	2.2	0.8-1.4
Expected volatility	65.7%	77.1%-86.3%
Risk-free rate	3.8%	3.7%
Dividend yield	0.0%	0.0%

(1)	Includes all liability classified warrants except the June 2023 Tranche A Warrants (see Note 16 - Warrants for further information).

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

Legal Matters

Granules Paragraph IV

On  October 31, 2024, the Company received a Paragraph IV Certification Notice Letter (the “Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys XR-ODT® (amphetamine) extended-release orally disintegrating tablets (“Adzenys”) before the expiration of all patents currently listed in the FDA’s publication of approved drug products with therapeutic equivalence evaluations (the “Orange Book”). The Notice Letter stated that Granules’ abbreviated new drug application (“ANDA”) for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. On December 11, 2024, the Company filed a patent infringement lawsuit against Granules, which triggered a stay precluding the FDA from approving Granules’ ANDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. On June 27, 2025, the Court entered a Stipulation And Order Regarding Infringement finding that the submission of Granules’ ANDA infringed multiple claims in each of the Company’s asserted patents. On October 28, 2025, the case was reassigned to visiting judge, Judge Jennifer Choe-Groves of the United States Court of International Trade. The case is ongoing. The trial date has been moved to January 12, 2027. The Company plans to continue vigorously enforcing its intellectual property rights related to Adzenys.

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

Note 14 - Stockholders’ Equity

The Company has 50.0 million shares of preferred stock authorized with a par value of $0.0001 per share and as of March 31, 2026, no preferred shares were issued and outstanding. The Company has 200.0 million shares of common stock authorized with a par value of $0.0001 per share and as of March 31, 2026, the Company had 10,733,208 shares of common stock issued and outstanding. As of March 31, 2026, included in common stock outstanding are 220,304 shares of unvested restricted stock issued to directors and employees.

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

Stock options granted under the 2023 Equity Incentive Plan and previous plans typically have contractual terms of 10 years or less from the grant date and a vesting period ranging from one to four years. The restricted stock and restricted stock units granted under the 2023 Equity Incentive Plan typically have a vesting period of three to four years and restricted stock, and restricted stock units granted from previous plans typically have a vesting period ranging from four to 10 years and four years, respectively. As of March 31, 2026, the Company had 133,988 shares available for grant under the 2023 Equity Incentive Plan.

Stock Options

Stock option activity during the nine months ended March 31, 2026, is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding at June 30, 2025	211,618	$4.51	8.3
Forfeited/cancelled	(1,382)	$1.81	—
Expired	(6,492)	$8.72	—
Outstanding at March 31, 2026	203,744	$4.40	7.7

Exercisable at March 31, 2026	149,336	$5.33	7.4

During the nine months ended  March 31, 2026, the Company did not grant any stock options. As of  March 31, 2026, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted by the Company, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock

Restricted stock activity under the 2023 Equity Incentive Plan during the nine months ended March 31, 2026, is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2025	32,912	$69.81
Granted	276,295	$1.92
Vested	(83,907)	$2.05
Forfeited/cancelled	(5,000)	$1.90
Unvested at March 31, 2026	220,300	$12.01

During the nine months ended  March 31, 2026, the Company granted 276,295 shares of restricted stock under the Company’s 2023 Equity Incentive Plan with a weighted average grant date fair value of $1.92 per share. As of  March 31, 2026, there was $0.8 million of total unrecognized compensation costs related to non-vested restricted stock granted under the 2023 Equity Incentive Plan, which is expected to be recognized over a weighted-average period of 2.1 years.

As of  March 31, 2026, there were four shares of unvested restricted stock that were granted outside of equity compensation plans approved by security holders, which had less than $0.1 million of total unrecognized compensation costs and is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Units

There were no remaining unvested restricted stock units as of June 30, 2025, and the Company did not grant any restricted stock units during both the nine months ended  March 31, 2026, and 2025.

Stock-Based Compensation Expense

Stock-based compensation expense related to the fair value of stock options, restricted stock and restricted stock units were included in the unaudited consolidated statements of operations as set forth in the below table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands)
Cost of goods sold	$—	$—	$—	$1
Research and development	—	8	—	11
Selling and marketing	7	11	19	57
General and administrative	141	120	526	394
Total stock-based compensation expense	$148	$139	$545	$463

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

As previously disclosed, the Company determined that public equity offerings completed in June 2023 and June 2025 whereby the Company issued certain warrants and prefunded warrants (collectively, the “June 2023 and June 2025 Warrants”) to certain institutional investors (the “Investors”) included certain stockholder approval language relating to beneficial ownership blockers and Nasdaq Capital Market LLC ownership blockers (the “Blockers”) creating ambiguity that required the Company to classify the June 2023 and June 2025 Warrants as liabilities rather than equity in its financial statements based on applicable authoritative guidance in FASB ASC Topic 480, Distinguishing Liabilities from Equity and ASC Topic 815, Derivatives and Hedging. The Company and the Investors agreed to make changes to the Blockers to address the unintended accounting treatment in order to provide for equity classification going forward and agreed to amend the June 2023 and June 2025 Warrants.

On March 31, 2026, the Company and the Investors, as applicable, entered into (i) an Amended and Restated June 2023 Tranche A Warrant (“Amended 2023 Tranche A Warrant”), (ii) an Amended and Restated June 2023 Prefunded Warrant (“Amended 2023 Prefunded Warrant”) and (iii) an Amended and Restated June 2025 Prefunded Warrant (“Amended 2025 Prefunded Warrant”), pursuant to which the Company canceled the previously issued June 2023 and June 2025 Warrants and issued to the Investors, as applicable, an Amended 2023 Tranche A Warrant, an Amended 2023 Prefunded Warrant and an Amended 2025 Prefunded Warrant, with revised Blockers. Under the Blockers that were included in the June 2023 and June 2025 Warrants prior to their amendment on March 31, 2026, it was unclear whether the Company’s stockholders could vote to amend or change the Blockers. The June 2023 and June 2025 Warrants were amended to make clear that a vote of the Company’s stockholders could not amend or change the Blockers, which resulted in the Company concluding that after the amendments they now met the requirements for equity classifications. Accordingly, the related derivative warrant liabilities of $26.4 million was reclassified to stockholders’ equity on March 31, 2026.

The number of warrants and prefunded warrants outstanding as of  March 31, 2026, is as follows:

			Remaining
	Number	Exercise	Contractual
Description	Outstanding	Price	Life in Years (5)	Type	Classification
January 2022 Warrants (1)	122,092	$8.60	0.8	Warrant	Liability
March 2022 Warrants (1)	333,300	$26.00	1.4	Warrant	Liability
August 2022 Warrants (1)	1,191,811	$2.32	1.6	Warrant	Liability
June 2023 Tranche A Warrants (2)	543,478	$1.59	2.2	Warrant	Liability
Amended 2023 Tranche A Warrants (2)	1,630,434	$1.59	2.2	Warrant	Equity
Amended 2023 Prefunded Warrants (3)	2,060,651	$0.0001	N/A	Prefunded Warrant	Equity
Amended 2025 Prefunded Warrants (4)	6,748,332	$0.0001	N/A	Prefunded Warrant	Equity
Total outstanding	12,630,098

(1)	Each of these warrants is exercisable at any time for one share of the Company’s common stock on a one-for-one basis under the terms of the agreements between the Company and the investors.
(2)

In June 2023, the Company issued these tranche A warrants to purchase 2,173,912 shares of common stock (the “June 2023 Tranche A Warrants”), which may be exercised on a one-for-one basis at any time subject to certain limitations as defined in the agreements between the Company and the investors, for either shares of common stock at an exercise price of $1.59 per share or for prefunded warrants at an exercise price of $1.5899 per prefunded warrant to purchase common stock at a future exercise price of $0.0001 per share. The June 2023 Tranche A Warrants will expire upon the earlier of June 2028 or 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. As discussed above, on  March 31, 2026, a total of 1,630,434 of the June 2023 Tranche A Warrants were canceled and issued to the Investors, as applicable, as Amended 2023 Tranche A Warrants, which resulted in their reclassification from liability classified to equity classified. A total of 543,478 of the June 2023 Tranche A Warrants were not amended and thus remained liability classified.

(3)

As discussed above, on  March 31, 2026, a total of 2,060,651 prefunded warrants related to the Company’s public equity offering completed in June 2023 were canceled and issued to the Investors, as applicable, as Amended 2023 Prefunded Warrants, which resulted in their reclassification from liability classified to equity classified. Each of these Amended 2023 Prefunded Warrants is exercisable at any time for one share of the Company’s common stock on a one-for-one basis under the terms of the agreements between the Company and the Investors.

(4)

In June 2025, the Company raised gross proceeds of $16.6 million from the issuance of the June 2025 Common Stock and the June 2025 Prefunded Warrants. The June 2025 Prefunded Warrants had a fair value of approximately $12.3 million at issuance and were originally classified as derivative warrant liabilities. There was $1.3 million of issuance costs allocated to the June 2025 Prefunded Warrants. The June 2025 Prefunded Warrants were able to be exercised on a one-for-one basis at any time subject to certain limitations as defined in the agreements between the Company and the Investors. During the first half of fiscal 2026 a total of 1,485,000 of the  June 2025 Prefunded Warrants were exercised to 1,485,000 shares of common stock. See Note 12 - Fair Value Measurements and Note 14 - Stockholders’ Equity for further detail. As discussed above, on  March 31, 2026, all of the remaining June 2025 Prefunded Warrants were canceled and issued to the Investors, as applicable, as Amended 2023 Prefunded Warrants, which resulted in their reclassification from liability classified to equity classified. Each of the June 2025 Prefunded Warrants is exercisable at any time for one share of the Company’s common stock on a one-for-one basis under the terms of the agreements between the Company and the Investors.

(5)	All of the Company’s prefunded warrants do not have an expiration date.

A summary of warrant activity, excluding prefunded warrants, during the nine months ended  March 31, 2026, is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2025 (1)	3,836,686	$4.76	2.6
Equity classified warrants expired	(15,571)	N/A	N/A
Outstanding March 31, 2026 (2)	3,821,115	$4.17	1.8

(1)	The number of warrants, excluding prefunded warrants, outstanding as of June 30, 2025, is comprised of 3,821,115 liability classified warrants and 15,571 equity classified warrants.
(2)	The number of warrants, excluding prefunded warrants, outstanding as of March 31, 2026, is comprised of 2,190,681 liability classified warrants and 1,630,434 equity classified warrants.

As discussed above, after certain amendments were made to the Company’s prefunded warrants, all of the Company’s prefunded warrants were reclassified from liability classified to equity classified on  March 31, 2026. Please see Note 17 - Earnings Per Share for information about the treatment of prefunded warrants in the calculation of earnings per share. A summary of prefunded warrant activity during the nine months ended  March 31, 2026, is as follows:

	Number of	Weighted-
	Prefunded	Average
	Warrants	Exercise Price
Outstanding June 30, 2025	10,293,983	$0.0001
Prefunded warrants exercised (1)	(1,485,000)	$0.0001
Outstanding March 31, 2026	8,808,983	$0.0001

(1)	During the first half of fiscal 2025, a total of 1,485,000 of the June 2025 Prefunded Warrants were exercised to 1,485,000 shares of common stock. See Note 12 - Fair Value Measurements for further detail.

Note 17 - Earnings Per Share

Basic net income or loss per share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period, which includes equity classified prefunded warrants. Equity classified prefunded warrants are included in the computation of the basic weighted-average number of common shares outstanding since the exercise price is negligible and all of the equity classified prefunded warrants are fully vested and exercisable.

Diluted net income or loss per share is calculated by dividing adjusted net income or loss by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of warrants to purchase common stock that are either liability classified or equity classified, prefunded warrants to purchase common stock that are liability classified, stock options, unvested restricted stock and unvested restricted stock units (see Note 15 - Equity Incentive Plan and Note 16 - Warrants for further detail). If the Company’s adjusted numerator for net income from continuing operations divided by the diluted weighted-average number of common shares outstanding for each potentially dilutive security was greater than the net income from continuing operations per share, then the Company did not include those common equivalent shares in the computation of diluted net income or loss from continuing operations per share; diluted net income or loss from discontinued operations, net of tax; or diluted net income or loss per share because the effect would have been anti-dilutive.

The following is a reconciliation of the numerator and the denominator used in the basic per share calculations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
BASIC
Numerators:
Net (loss) income from continuing operations	$(5,618)	$3,940	$(14,237)	$5,698
Net income from discontinued operations, net of tax	—	54	—	558
Net (loss) income	$(5,618)	$3,994	$(14,237)	$6,256
Denominator:
Basic weighted-average common shares outstanding	10,511,583	6,134,634	9,992,577	6,111,550
Basic per share calculations:
Net (loss) income per share from continuing operations	$(0.53)	$0.64	$(1.42)	$0.93
Net income per share from discontinued operations, net of tax	$—	$0.01	$—	$0.09
Net (loss) income per share	$(0.53)	$0.65	$(1.42)	$1.02

The following is a reconciliation of the numerator and the denominator used in the diluted per share calculations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
	(in thousands, except share and per share data)
DILUTED
Numerators:
Adjusted numerator - net (loss) income from continuing operations (1)	$(5,618)	$1,679	$(14,237)	$(2,459)
Net income from discontinued operations, net of tax	—	54	—	558
Net (loss) income	$(5,618)	$1,733	$(14,237)	$(1,901)
Denominator:
Basic weighted-average common shares outstanding	10,511,583	6,134,634	9,992,577	6,111,550
Dilutive effect of warrants to purchase common stock	—	2,060,510	—	2,482,368
Dilutive effect of unvested restricted stock and restricted stock units	—	9,309	—	12,095
Diluted weighted-average common shares outstanding	10,511,583	8,204,453	9,992,577	8,606,013
Diluted per share calculations:
Net (loss) income per share from continuing operations	$(0.53)	$0.20	$(1.42)	$(0.29)
Net income per share from discontinued operations, net of tax	$—	$0.01	$—	$0.06
Net (loss) income per share	$(0.53)	$0.21	$(1.42)	$(0.22)

(1)	The net (loss) income from continuing operations numerator has been adjusted to remove a gain of $2.3 million and $8.2 million for the three and nine months ended March 31, 2025, respectively, due to the changes in fair value of certain warrant liabilities.

The following table sets forth securities that could be considered anti-dilutive, and therefore are excluded from the calculation of diluted weighted-average common shares outstanding and related per share calculations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Warrants to purchase common stock - liability classified (note 16)	2,190,681	3,821,256	2,190,681	3,399,398
Warrants to purchase common stock - equity classified (note 16)	1,630,434	15,571	1,630,434	15,571
Weighted-average of warrants exercised to common stock (note 16)	—	—	478,921	—
Outstanding stock options (note 15)	203,744	219,244	203,744	219,244
Unvested restricted stock (note 15)	220,304	25,223	220,304	22,437
Unvested restricted stock units (note 15)	—	84	—	84
Total anti-dilutive securities	4,245,163	4,081,378	4,724,084	3,656,734

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

The expense associated with the closure of the Grand Prairie, Texas manufacturing site such as severance and employee benefits and exit and disposal activities are included in restructuring costs in the unaudited consolidated statements of operations. There were no inventory write-downs associated with this closure. The Company incurred costs associated with exit and disposal activities related to its previously announced operational realignment and related costs of zero for both the three months ended March 31, 2026, and 2025, respectively, and zero and $2.1 million for the nine months ended March 31, 2026, and 2025, respectively. The Company does not expect to incur additional significant restructuring costs.

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

The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, the accompanying unaudited consolidated financial statements for all periods presented reflect this business as a discontinued operation. There were no assets or liabilities classified as discontinued operations on the accompanying unaudited consolidated balance sheets as of  March 31, 2026, and June 30, 2025. The Company elected to record the contingent consideration portion of the arrangement when the consideration was determined to be realizable and, therefore, the Company did not record a contingent consideration asset at the transaction date.

There was no income from discontinued operations for the three and nine months ended  March 31, 2026. The key components of income from discontinued operations, net of tax for the three and nine months ended March 31, 2025, were as follows:

	Three Months Ended	Nine Months Ended
	March 31, 2025	March 31, 2025
	(in thousands)
Net revenue	$—	$717
Cost of goods sold	—	(358)
Selling and marketing	—	(155)
General and administrative	—	(7)
Recognized contingent consideration	28	615
Loss on divestiture	—	(254)
Income from discontinued operations before income taxes	28	558
Income tax benefit	26	—
Net income from discontinued operations, net of tax	$54	$558

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

Objective

The purpose of the Management’s Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations for the three and nine months ended March 31, 2026, our cash flows for the nine months ended March 31, 2026, and our financial condition as of March 31, 2026. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and notes thereto.

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

We have entered into two international exclusive collaboration, distribution and supply agreements to commercialize certain of our ADHD products. The first agreement is with Medomie, a privately owned pharmaceutical company, which will commercialize the ADHD products in Israel and the Palestinian Authority. The second agreement is with Lupin, a subsidiary of global pharmaceutical company Lupin Limited, which will commercialize the ADHD products in Canada. We will supply the ADHD products to Medomie and Lupin based on forecasts and provide various product commercialization, regulatory and quality assurance resources. Medomie and Lupin are responsible for seeking local regulatory approvals and marketing authorizations for the ADHD products, which is expected to occur over the next 18 to 24 months, however, there can be no guarantee that local regulatory approvals and marketing authorizations will be obtained on the expected timeline.

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

Business Environment

We continue to experience inflationary pressures and economic uncertainty caused by global geopolitical factors, trade wars and tariffs, and members of our industry are currently encountering supply chain disruptions related to the sourcing of raw materials, increased costs of materials as result of tariffs, energy, logistics and labor for a number of reasons, including ongoing geopolitical events. It is possible that trade wars and economic or political policies could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. Inflationary pressures, increased costs and supply chain disruptions could be significant across the business throughout fiscal 2026 and into fiscal 2027. Understanding these risks, we have not experienced stock outages for our ADHD products since the launch of those products.

In October 2024, we received the Notice Letter from Granules, stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter stated that Granules’ ANDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. We timely filed a patent infringement lawsuit on December 11, 2024, against Granules to trigger a stay precluding the FDA from approving Granules’ ANDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. On June 27, 2025, the Court entered a Stipulation And Order Regarding Infringement finding that the submission of Granules’ ANDA infringed multiple claims in each of our asserted patents. On October 28, 2025, the case was reassigned to visiting judge, Judge Jennifer Choe-Groves of the United States Court of International Trade. The case is ongoing. The trial date has been moved to January 12, 2027. We plan to continue vigorously enforcing our intellectual property rights related to Adzenys.

Results of Operations

The results of operations for the three and nine months ended March 31, 2026, compared to the three and nine months ended March 31, 2025, is as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2026	2025	Change	2026	2025	Change
	(in thousands)
Net revenue	$12,411	$18,452	$(6,041)	$41,464	$51,247	$(9,783)
Cost of goods sold	4,812	5,646	(834)	15,055	15,670	(615)
Gross profit	7,599	12,806	(5,207)	26,409	35,577	(9,168)

Operating expenses:
Selling and marketing	5,929	5,194	735	17,249	16,125	1,124
General and administrative	4,973	4,109	864	14,967	13,683	1,284
Research and development	—	162	(162)	—	1,110	(1,110)
Amortization of intangible assets	761	920	(159)	1,731	2,762	(1,031)
Restructuring costs	—	—	—	—	2,101	(2,101)
Total operating expenses	11,663	10,385	1,278	33,947	35,781	(1,834)
(Loss) income from operations	(4,064)	2,421	(6,485)	(7,538)	(204)	(7,334)
Other income, net	149	36	113	540	718	(178)
Interest expense	(436)	(900)	464	(1,512)	(2,973)	1,461
Derivative warrant liabilities (loss) gain	(1,257)	2,261	(3,518)	(5,717)	8,157	(13,874)
(Loss) income from continuing operations before income tax expense	(5,608)	3,818	(9,426)	(14,227)	5,698	(19,925)
Income tax (expense) benefit	(10)	122	(132)	(10)	—	(10)
Net (loss) income from continuing operations	(5,618)	3,940	(9,558)	(14,237)	5,698	(19,935)
Net income from discontinued operations, net of tax	—	54	(54)	—	558	(558)
Net (loss) income	$(5,618)	$3,994	$(9,612)	$(14,237)	$6,256	$(20,493)

Net Revenue by Product Portfolio

Net revenue disaggregated by product portfolios for the three and nine months ended March 31, 2026, compared to the three and nine months ended March 31, 2025, is as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2026	2025	Change	2026	2025	Change
	(in thousands)
EXXUA	$2,397	$—	$2,397	$2,638	$—	$2,638
ADHD Portfolio	9,093	15,389	(6,296)	35,465	44,469	(9,004)
Pediatric Portfolio	921	3,059	(2,138)	3,325	6,752	(3,427)
Other	—	4	(4)	36	26	10
Total net revenue	$12,411	$18,452	$(6,041)	$41,464	$51,247	$(9,783)

During the three months ended March 31, 2026, net revenue decreased by $6.0 million, or 33%, compared to the same period ended March 31, 2025, primarily due to a broader deemphasis in marketing towards the ADHD Portfolio as our marketing efforts have shifted towards EXXUA, which is now the centerpiece of our commercial efforts as well as a decrease in ADHD Portfolio net revenue attributed to the launch of a generic version of one of our ADHD products late in the second quarter of fiscal 2026. The Pediatric Portfolio was negatively impacted by payer mix resulting in higher rebates and an increase in returns. These decreases were partially offset by a $2.4 million increase in net revenue related to the successful new product launch of EXXUA in the second quarter of fiscal 2026.

During the nine months ended March 31, 2026, net revenue decreased by $9.8 million, or 19%, compared to the same period ended March 31, 2025, primarily due to a broader deemphasis in marketing towards the ADHD Portfolio as our marketing efforts have shifted towards EXXUA, which is now the centerpiece of our commercial efforts, and a decrease in ADHD Portfolio net revenue attributed to the launch of a generic version of one of our ADHD products late in the second quarter of fiscal 2026. The decrease in the Pediatric Portfolio was primarily due to returns experienced during the quarter. These decreases were partially offset by a $2.6 million increase in net revenue related to the successful new product launch of EXXUA in the second quarter of fiscal 2026 and $3.3 million of net revenue recorded in the first quarter of fiscal 2025 related to a decrease in estimated variable consideration as a result of successful negotiations with a vendor.

Gross Profit

Gross profit and gross profit percentage for the three and nine months ended March 31, 2026, compared to the three and nine months ended March 31, 2025, is as follows:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2026	2025	Change	2026	2025	Change
	(in thousands, except gross profit percentage)
Gross profit	$7,599	$12,806	$(5,207)	$26,409	$35,577	$(9,168)
Gross profit percentage	61%	69%	(8)%	64%	69%	(5)%

During the three months ended March 31, 2026, gross profit decreased by $5.2 million, or 41%, compared to the same period ended March 31, 2025. Gross profit percentage was 61% for the three months ended March 31, 2026, compared to 69% for the same period ended March 31, 2025. The decrease in gross profit percentage is primarily related to a $6.0 million decrease in net revenue driven by a broader deemphasis in marketing towards the ADHD Portfolio as our marketing efforts have shifted towards EXXUA and a $0.7 million inventory write-down recorded to cost of goods sold primarily resulting from a shift from our Adzenys branded products to the Adzenys generic products.

During the nine months ended March 31, 2026, gross profit decreased by $9.2 million, or 26%, compared to the same period ended March 31, 2025. Gross profit percentage was 64% for the nine months ended March 31, 2026, compared to 69% for the same period ended March 31, 2025. This decrease in gross profit percentage is primarily related to a decrease in net revenue driven by a broader deemphasis in marketing towards the ADHD Portfolio as our marketing efforts have shifted towards EXXUA, a $3.3 million increase in net revenue in the first quarter of fiscal 2025 related to a decrease in estimated variable consideration as a result of successful negotiations with a vendor and a $1.8 million inventory write-down recorded to cost of goods sold primarily resulting from a shift from our Adzenys branded products to the Adzenys generic products. These decreases were partially offset by a $2.6 million increase in net revenue related to the successful new product launch of EXXUA in the second quarter of fiscal 2026.

Selling and Marketing

During the three and nine months ended March 31, 2026, selling and marketing expense increased by $0.7 million, or 14% and $1.1 million, or 7% compared to the same periods ended March 31, 2025, primarily driven by increases in labor, service costs and EXXUA launch costs.

General and Administrative

During the three and nine months ended March 31, 2026, general and administrative expense increased by $0.9 million, or 21% and $1.3 million, or 9% compared to the same periods ended March 31, 2025, primarily driven by increases in labor, service costs and EXXUA launch costs, partially offset by improved operational efficiencies such as reduced facilities expense.

Research and Development

During the three and nine months ended March 31, 2026, there was no research and development expense compared to $0.2 million and $1.1 million for the same periods ended March 31, 2025, respectively, primarily driven by our previously announced suspension of our development programs to focus on our commercial operations resulting in a decrease in research and development spending.

Amortization of Intangible Assets

During the three and nine months ended March 31, 2026, amortization expense of intangible assets, excluding amounts included in cost of goods sold, decreased by $0.2 million, or 17% and $1.0 million, or 37% compared to the same periods ended March 31, 2025, respectively, primarily due to impairments of certain intangible assets recorded in fiscal 2025, partially offset by increased amortization expense from new intangible assets placed into service upon the launch of EXXUA in the second quarter of fiscal 2026.

Restructuring Costs

During the three and nine months ended March 31, 2026, we incurred zero restructuring costs compared to zero and $2.1 million during the same periods ended March 31, 2025, respectively. Restructuring costs during the first half of fiscal 2025 related to our previously announced operational realignment and related costs, which was completed during fiscal 2025.

Other Income, Net

During the three and nine months ended March 31, 2026, other income, net was relatively consistent compared to the same periods ended March 31, 2025.

Interest Expense

During the three and nine months ended March 31, 2026, interest expense decreased by $0.5 million, or 52% and $1.5 million, or 49% compared to the same periods ended March 31, 2025, respectively, primarily due to the paydown of our fixed payment arrangements.

Derivative Warrant Liabilities (Loss) Gain

The fair value of derivative warrant liabilities is calculated using either the Black-Scholes option pricing model or the Monte Carlo simulation model and is revalued at each reporting period, and changes are reflected through income or expense. For the three and nine months ended March 31, 2026, we recognized a loss of $1.3 million and $5.7 million, respectively, from the fair value adjustment primarily driven by an increase in our stock price during the three and nine months ended March 31, 2026, partially offset by gains from the exercise of liability classified warrants. For the three and nine months ended March 31, 2025, we recognized a gain of $2.3 million and $8.2 million, respectively, from the fair value adjustment primarily driven by a decrease in our stock price during the three and nine months ended March 31, 2025.

Income Tax (Expense) Benefit

For both the three and nine months ended March 31, 2026, there was less than $0.1 million of income tax expense from continuing operations, which was an effective tax rate of negative 0.2% and negative 0.1%. This was primarily driven by operating losses and favorable deductions from tax law changes coupled with existing valuation allowances and adjustments from our income tax return filings

For the three and nine months ended March 31, 2025, we recorded an income tax benefit of $0.1 million from continuing operations, which represented an effective tax rate of negative 3.2% and an income tax expense of zero, which represented an effective tax rate of zero. These effective tax rates were primarily driven by the limitations on losses as a result of Section 382 of the Internal Revenue Code changes in ownership coupled with existing valuation allowances, the divestiture of our Consumer Health business that occurred during the first quarter of fiscal 2025 and changes to our fiscal 2025 projections, which resulted in an income tax benefit for the three months ended March 31, 2025, that reduced income tax expense for the nine months ended March 31, 2025, to zero.

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

Shelf Registrations

On September 26, 2024, we filed the 2024 Shelf registration statement on Form S-3, which was declared effective by the SEC on October 15, 2024. The Shelf Registration statement covers the offering, issuance and sale by us of up to an aggregate of $100.0 million of our common stock, preferred stock, debt securities, warrants, rights and units. Through the filing date of this Annual Report, $100.0 million remains available under the 2024 Shelf. This availability is subject to the SEC’s “baby shelf” limitation as set forth in SEC Instruction I.B.6 limitation to the Form S-3.

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

Eclipse Agreement

Under our Eclipse Agreement, we have two loan agreements, the Eclipse Term Loan and the Eclipse Revolving Loan. The Eclipse Term Loan consists of an outstanding principal amount of $13.0 million on the closing date of the Eclipse Amendment No. 6, at an interest rate of the SOFR plus 7.0%, with a four-year term and a straight-line loan amortization period of seven years, which would provide for a loan balance at the end of the four-year term of $5.6 million to be repaid on the June 12, 2029, maturity date, as amended. In June 2024, we used the initial proceeds from the Eclipse Term Loan and a portion of the proceeds from the warrant exercises described above to repay in full a $15.0 million term loan. The Eclipse Revolving Loan has a potential maximum borrowing base of $14.5 million at an interest rate of the SOFR plus 4.5%, which was temporarily increased pursuant to the $1.5 million Eclipse Incremental Advance, with repayment and permanent reduction of the Eclipse Incremental Advance commencing on August 1, 2025, and continuing on the first day of each calendar month thereafter, in an amount equal to $125,000 per month, until the Eclipse Incremental Advance has been reduced to zero. In addition, we are required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of the Eclipse Revolving Loan remains subject to a borrowing base and reserve, and availability blockage requirements and the maturity date, as amended, is June 12, 2029. Please refer to Note 10 - Revolving Credit Facility and Note 11 - Debt in Part I, Item 1 of this Form 10-Q for further information.

Cash Flows

The following table shows cash flows for the nine months ended March 31, 2026, and 2025:

	Nine Months Ended March 31,
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(1,125)	$(4,740)	$3,615
Net cash (used in) provided by investing activities	$(17)	$457	$(474)
Net cash (used in) provided by financing activities	$(3,095)	$2,450	$(5,545)

Net Cash Used in Operating Activities

During the nine months ended March 31, 2026, net cash used in operating activities totaled $1.1 million, which was primarily the result of an increase in accrued liabilities and accounts payable, a decrease in prepaid expenses and other current assets as well as negative cash earnings (net loss partially offset by non-cash items primarily from depreciation and amortization, stock-based compensation expense, derivative warrant liabilities adjustment, inventory write-down and other certain non-cash adjustments), partially offset by a decrease in accounts receivable, inventories and other operating assets and liabilities, net.

During the nine months ended March 31, 2025, net used in operating activities totaled $4.7 million, which was primarily the result of an increase in accounts receivable, net and prepaid expenses and other current assets as well as a decrease in accounts payable and accrued liabilities, partially offset by positive cash earnings (net income of $6.3 million partially offset primarily by non-cash depreciation, amortization and accretion, stock compensation expense and derivative warrant liabilities adjustment).

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was nominal during the nine months ended March 31, 2026. Net cash provided by investing activities for the nine months ended March 31, 2025, was driven by cash received from the sale of fixed assets, partially offset by cash payments for fixed asset purchases.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities of $3.1 million during the nine months ended March 31, 2026, was primarily due to $3.1 million of payments for fixed payment arrangements and $1.4 million of payments made against the principal balance of our Eclipse Term Loan, partially offset by $1.3 million of net proceeds received from our Eclipse Revolving Loan.

Net cash provided by financing activities of $2.5 million during the nine months ended March 31, 2025, was primarily due to $7.6 million of net proceeds received from our Eclipse Revolving Loan, partially offset by $3.8 million of payments made to fixed payment arrangements and $1.4 million of payments made on borrowings.

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

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that required us to make fixed and product milestone payments. As of March 31, 2026, we had no remaining fixed payment arrangement accruals recorded in our unaudited consolidated balance sheet.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended  March 31, 2026, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of Amended 2023 Prefunded Warrant, previously filed as Exhibit 4.1 to the Company’s current report on Form 8-K as filed with the SEC on April 2, 2026, and incorporated herein by reference.
4.2	Form of Amended 2023 Tranche A Warrant, previously filed as Exhibit 4.2 to the Company’s current report on Form 8-K as filed with the SEC on April 2, 2026, and incorporated herein by reference.
4.3	Form of Amended 2025 Prefunded Warrant, previously filed as Exhibit 4.3 to the Company’s current report on Form 8-K as filed with the SEC on April 2, 2026, and incorporated herein by reference.
31.1*	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document.
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*    Filed herewith.

**  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AYTU BIOPHARMA, INC.

Date: May 13, 2026	By:	/s/ Joshua R. Disbrow
Joshua R. Disbrow
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Ryan J. Selhorn
Ryan J. Selhorn
Chief Financial Officer
(Principal Financial and Accounting Officer)