Form 10-K
period 2026-06-30
AYTU BIOPHARMA, INC
filed 2026-09-22
CIK 1385818

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

As of December 31, 2025, the aggregate market value of common stock held by non-affiliates of the registrant was $23,965,607 based on the last reported sales price of $2.60 as quoted on the Nasdaq Capital Market on such date.

As of September 15, 2026, there were 10,866,708 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this report is incorporated by reference from portions of the registrant’s Definitive Proxy Statement on Schedule 14A relating to its 2027 annual meeting of stockholders, to be filed within 120 days after June 30, 2026.

AYTU BIOPHARMA, INC.

FORM 10-K

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended June 30, 2026, (“Form 10-K” or “Annual Report”), includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our anticipated regulatory events, future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements are generally written in the future tense and/or are preceded by words such as “may,” “will,” “should,” “forecast,” “could,” “expect,” “suggest,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “potential,” or similar words, or the negatives of such terms or other variations on such terms or comparable terminology. Such forward-looking statements include, without limitation, statements regarding the markets for our approved products and our plans for our approved products, the anticipated start dates, durations and completion dates, as well as the potential future results, of any potential future clinical trials, the anticipated designs of any potential future clinical trials, anticipated future regulatory submissions and events, the potential future commercialization of any potential product candidates, our anticipated future cash position and future events under our current and potential future collaborations. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including without limitation the risks described in Part I, Item 1A, Risk Factors below and elsewhere in this Annual Report. These risks are not exhaustive. Other sections of this Annual Report include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. We assume no obligation to update or supplement forward-looking statements.

Unless otherwise indicated or unless the context otherwise requires, references in this Form 10-K to the “Company,” “Aytu,” “we,” “us,” or “our” are to Aytu BioPharma, Inc. and its wholly owned subsidiaries.

This Form 10-K refers to registered trademarks that we currently own or license, such as Aytu, Aytu BioPharma, Aytu RxConnect, Neos Therapeutics, EXXUA, Adzenys, Adzenys ER, Adzenys XR-ODT, Cotempla, Cotempla XR-ODT, and Karbinal, which are protected under applicable intellectual property laws and are our licensed or owned property or the property of our subsidiaries. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies, which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames. We obtained statistical data, market and product data, and forecasts used throughout this Form 10-K from market research, publicly available information and industry publications.

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

Risks Related to Commercialization

●

We are heavily dependent on the commercial success of our commercial products. To date, we have not generated sufficient net revenue from the sales of these products to achieve sustained company-wide profitability and we may never achieve or maintain profitability.

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

●

In fiscal 2026, the great majority of our gross revenue and gross accounts receivable were due to five significant customers, the loss of which could materially and adversely affect our results of operations.

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

Our strategy is to become a leading pharmaceutical company that improves the lives of patients. We use a focused approach of in-licensing, acquiring, developing and commercializing novel prescription therapeutics in order to continue building our portfolio of revenue-generating products and leveraging our commercial team’s expertise to launch and build leading brands within large therapeutic markets. In June 2025, we entered into an Exclusive Commercialization Agreement (the “Commercialization Agreement”) with Fabre-Kramer Holdings, Inc. (“Fabre-Kramer”) to commercialize EXXUA ("Gepirone") extended-release tablets (“EXXUA”) in the United States. Gepirone is a new chemical entity, and we believe EXXUA to be a novel first-in-class selective serotonin 5HT1a receptor agonist approved by the United States Food and Drug Administration (“FDA”) for the treatment of major depressive disorder (“MDD”) in adults. In fiscal 2026, we began selling EXXUA and made it the centerpiece of our commercial efforts.

EXXUA has been extensively studied in over 5,000 patients and represents a new class of therapeutics to compete in the over $22 billion United States prescription MDD market. We believe it can become a very important treatment option for the estimated 21.0 million Americans affected by MDD. Over 360 million antidepressant prescriptions were written in 2025 in the United States, yet significant unmet needs remain considering the unacceptable side effects associated with current therapeutics. Importantly, we believe that EXXUA is the only antidepressant acting on serotonin receptors that does not carry a label warning about the risk of sexual dysfunction. The mechanism of the antidepressant effect of EXXUA is believed to be related to its modulation of serotonin activity and, specifically, its strong binding affinity for 5HT1a receptors, which are key regulators of mood and emotion. EXXUA is not a selective serotonin reuptake inhibitor (“SSRI”) and has no reuptake inhibition activity. EXXUA also exhibits no significant adverse effects on weight, blood pressure, heart rate or liver function. It is our expectation that EXXUA has the potential to serve as a major growth catalyst for us and we launched EXXUA in fiscal 2026 as a centerpiece of our commercial efforts.

In addition, we will continue to focus on commercializing innovative prescription products that address central nervous system conditions, including attention deficit hyperactivity disorder (“ADHD”). We are focusing our efforts on accelerating the growth of our commercial business and achieving positive operating cash flows. To achieve these goals, we indefinitely suspended active development of our clinical development programs and have wound down and divested unprofitable operations. In the first quarter of fiscal 2025 we completed the previously announced wind down and divestiture of our Consumer Health business and now operate our business as a single operating and reporting segment. The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, our consolidated financial statements for all periods presented reflect the Consumer Health business as a discontinued operation.

Our business from continuing operations is focused on the commercial launch and growth of EXXUA and on our current prescription pharmaceutical products sold primarily through third-party wholesalers and pharmacies and which primarily consists of two product portfolios. The first primarily consists of two products for the treatment of ADHD: Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets, as well as its authorized generic equivalent (“Adzenys”) and Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets, as well as its authorized generic equivalent that was launched on July 15, 2026 (“Cotempla” and Adzenys together with Cotempla the “ADHD Portfolio”). The second primarily consists of Karbinal ER (carbinoxamine maleate extended-release oral suspension) (“Karbinal”), an extended-release first-generation antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions (the “Pediatric Portfolio”). During the fourth quarter of fiscal 2024, we successfully completed the transition of all manufacturing of our Adzenys and Cotempla products to a United States-based third-party contract manufacturer in an offer to improve the manufacturing efficiency and profitability of these products.

We have incurred significant losses in each year since inception. Our net loss was $14.3 million for the year ended June 30, 2026, and as of June 30, 2026, we had an accumulated deficit of $347.8 million. We expect to continue to incur significant expenses in connection with our ongoing activities. While we believe continued growth of our commercial business will support future profitability, there can be no assurance that profitability will be achieved.

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

Recent Business Development

As part of our ongoing strategic evaluation and go-forward operating plan, we continue to prioritize growing our prescription business given the opportunity for EXXUA in the MDD market and the current market trends supporting our products’ growth. We believe focusing resources on our most profitable, growing products provides the most effective pathway to achieve company-wide profitability and continued growth. As part of our plan, we completed the wind down of operations and divested our Consumer Health business in the first quarter of fiscal 2025. Following Aytu's June 2025 entry into the Commercialization Agreement, we made EXXUA commercially available in mid-December 2025, completed sales force training in mid-January 2026, and deployed the full sales force in late February 2026.

For fiscal 2026, we recorded net revenue of $57.6 million. We successfully launched EXXUA during fiscal 2026, and recorded net revenue of $6.6 million for the year ended June 30, 2026. During the year, we were able to continue the production of our ADHD medications, Adzenys and Cotempla, without encountering any supply chain interruptions that were present in the industry in prior years, in order to provide patients receiving stimulant prescriptions for the treatment of ADHD with alternative solutions to products that have experienced supply interruptions. However, due to our focus shifting towards launching EXXUA, revenue for the ADHD Portfolio decreased by 20.4% to $45.8 million. We also saw Pediatric Portfolio decline to $5.1 million, a 41.4% decrease from fiscal 2025, which was primarily due to our shift in efforts related to the commercial launch of EXXUA.

As an additional result of focusing on building our portfolio of revenue-generating products and generating profitability, in fiscal 2023 we terminated our license agreements relating to Healight and NT0502 (N-desethyloxybutynin), and we indefinitely suspended active development of our clinical development programs including AR101 (enzastaurin) (“AR101”). In connection with this suspension, we engaged in negotiations with EnzCo, LLC (“EnzCo”) and Rumpus VEDS LLC, (“Rumpus VEDS”), Rumpus Therapeutics LLC, (“Rumpus Therapeutics”) and Rumpus Vascular LLC, (“Rumpus Vascular” and, together with Rumpus VEDS and Rumpus Therapeutics, “Rumpus”) for the repurchase of AR101. On August 5, 2025, we reached terms with Rumpus and EnzCo whereby for mutual consideration and releases, we transferred all rights, title and interest in AR101 held by us and Rumpus to EnzCo, which extinguished and terminated all of our obligations and Rumpus’ obligations under the April 21, 2021, asset purchase agreement by and between us and Rumpus (the “Rumpus Asset Purchase Agreement”). There is no other relationship between us, EnzCo or Rumpus other than as contracting parties to terminate the Rumpus Asset Purchase Agreement, and there are no penalties or remaining obligations for us for terminating the Rumpus Asset Purchase Agreement.

On October 31, 2024, we received a Paragraph IV Certification Notice Letter (the “Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the FDA’s publication of approved drug products with therapeutic equivalence evaluations (the “Orange Book”). The Notice Letter states that Granules’ New Drug Application (“NDA”) for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. We timely filed a patent infringement lawsuit on December 11, 2024, against Granules to trigger a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, with trial originally scheduled to begin on December 7, 2026, now rescheduled to January 12, 2027. We plan to vigorously enforce our intellectual property rights related to Adzenys.

Debt and Equity Financings

Equity Financings

In June 2025, we raised gross proceeds of $16.6 million from the issuance of (i) 2,806,668 shares of our common stock, at a public offering price of $1.50 and 8,233,332 prefunded warrants at a public offering price of $1.4999 to purchase 8,233,332 shares of our common stock at an exercise price of $0.0001 per share (the “June 2025 Prefunded Warrants”). We received $14.8 million in proceeds net of underwriting commissions and offering expenses and used the net proceeds from the offering for working capital, general corporate purposes and our exclusive commercialization of EXXUA.

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

The Eclipse Revolving Loan has a potential maximum borrowing base of $14.5 million at an interest rate of the SOFR plus 4.5%, which was temporarily increased pursuant to a $1.5 million incremental advance at an interest rate of the SOFR plus 5.5% (the “Eclipse Incremental Advance”), with repayment and permanent reduction of the Eclipse Incremental Advance commencing on August 1, 2025, and continuing on the first day of each calendar month thereafter, in an amount equal to $125,000 per month, until the Eclipse Incremental Advance has been reduced to $0. As of June 30, 2026, the amount outstanding on the Eclipse Incremental Advance was $0.1 million, which was paid off in July 2026. In addition, we are required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of the Eclipse Revolving Loan remains subject to a borrowing base and reserve, and availability blockage requirements and the maturity date, as amended, is June 12, 2029.

Commercial Business Overview

We operate through one business segment consisting of various prescription pharmaceutical products sold through third parties. We generate net revenue by selling our products through third-party intermediaries in our distribution channels as well as directly to our pharmacy customers. Over the past three years, we have undergone a planned, strategic change to focus on our core prescription business while seeking to acquire differentiated, branded central nervous system (“CNS”) products that complement our portfolio and focus. With this focus, we recently signed an exclusive commercialization agreement for EXXUA, which we believe to be a novel first-in-class treatment for MDD that can become an important treatment for MDD in the United States. Further, we believe that EXXUA is a perfect strategic fit and has become a centerpiece of our commercial efforts going forward considering the significant commercial potential, uniqueness of the product, our sales force’s CNS focus and alignment with our proprietary Aytu RxConnect patient access platform. In fiscal 2026, we began selling EXXUA and shifted our commercial prioritization toward the EXXUA opportunity. We transitioned the manufacturing of Adzenys and Cotempla to a third-party manufacturer during the fourth quarter of fiscal 2024 and continue to use third-party manufacturers for all other products.

Our business consists of EXXUA, which we launched in fiscal 2026, our ADHD Portfolio and our Pediatric Portfolio. Our prescription products are sold primarily in the United States and are distributed through multiple channels, including sales to pharmaceutical wholesalers, distributors and pharmacies, using third-party logistics enterprises.

EXXUA is an extended-release medication that is FDA-approved for the treatment of MDD with what we believe to be a novel first-in-class oral selective serotonin 5HT1a receptor agonist indicated for the treatment of MDD in adults. EXXUA has also been studied in other psychiatric disorders, including generalized anxiety disorder (“GAD”) and hypoactive sexual desire disorder (“HSDD”).

Our ADHD products are extended-release stimulant medications formulated in patient-friendly, orally disintegrating tablets (“ODT”) that utilize the internally developed patented microparticle modified-release drug delivery technology platform. Products containing amphetamine or methylphenidate are the most commonly prescribed medications in the United States for the treatment of ADHD. Adzenys (for patients six years of age and above) and Cotempla (for patients six to seventeen years of age) are the first and only FDA-approved amphetamine and methylphenidate extended-release, orally disintegrating tablets, respectively, for the treatment of ADHD.

Our prescription Pediatric Portfolio primarily includes Karbinal ER, an extended-release carbinoxamine (a first-generation antihistamine) suspension indicated to treat numerous allergic conditions for patients two years of age and above. The products in this portfolio serve established pediatric markets and offer distinct clinical features and patient benefits.

We commercialize our business through our internal commercial organization that includes approximately 40 sales territories for EXXUA, with the ADHD Portfolio and Pediatric Portfolio currently non-promoted by our sales force.

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

In September 2024, we entered into an exclusive collaboration, distribution and supply agreement with Lupin Pharma Canada Ltd (“Lupin”), a subsidiary of global pharmaceutical company Lupin Limited, for Lupin to commercialize Adzenys and Cotempla in Canada. We will supply Adzenys and Cotempla to Lupin based on forecasts and provide various product commercialization, regulatory and quality assurance resources. Lupin is responsible for seeking local regulatory approvals and marketing authorizations for both Adzenys and Cotempla, which is expected to occur over the next 12 months.

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

Our strategic priorities are to continue to increase net revenue and enhance our financial performance through operational and manufacturing efficiencies and portfolio prioritization. Specifically, we intend to:

●	accelerate adoption of EXXUA following its fiscal 2026 commercial launch as the centerpiece of our commercialization efforts;

●

continue to grow our commercial branded, revenue-generating products, by increasing product sales and improving patient access in order to drive net revenue growth of our products already in the marketplace when EXXUA was launched, which consist primarily of Adzenys, Cotempla, and Karbinal. We expect to increase market share using our internal commercial organization and leveraging our advanced analytics platform to increase prescribing of our medicines;

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

The United States MDD market opportunity is significant given the over 360 million prescriptions written annually and the high rate of patient dissatisfaction and resulting high rate of switching MDD medications often attributable to adverse events caused by these medications. The most commonly prescribed treatments for MDD are SSRIs such as Paxil®, Prozac®, Lexapro® and Zoloft® and serotonin-norepinephrine reuptake inhibitors (“SNRIs”) such as Cymbalta® and Effexor®. While sometimes effective in treating MDD symptoms, these classes of medications commonly cause adverse events in the form of sexual side effects and weight gain. Greater than 40% of MDD patients switch from these initial therapies, indicating a high level of treatment ineffectiveness and side effects. Up to 70% of MDD patients complain of treatment emergent sexual dysfunction and greater than 65% complain of weight gain. As the only FDA-approved antidepressant acting on serotonin that does not carry a label warning about the risk of sexual dysfunction, we believe EXXUA can serve an important role in MDD treatment for these patients.

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

Given the compelling and novel product profile of EXXUA and the unmet needs of MDD patients, we believe EXXUA can become a very important treatment option for the estimated 21.0 million Americans affected by MDD. Over 360 million antidepressant prescriptions were written in 2025 in the United States, yet significant unmet needs remain considering the unacceptable side effects associated with current therapeutics. We are well positioned to realize the significant market potential of EXXUA while positively impacting the lives of MDD patients.

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

Both trials demonstrated symptom improvement emerging by week 2–3. Safety findings were consistent across studies, with the most common adverse events being headache, mild-to-moderate dizziness, and nausea; discontinuation rates due to adverse events were low (~3% for dizziness). Importantly, EXXUA showed no significant sexual dysfunction, or weight gain, supporting a favorable tolerability profile. For complete prescribing information, including warnings, precautions and adverse reactions, see the FDA-approved prescribing information for EXXUA.

Prescription Products: ADHD Portfolio

ADHD Market and Treatment Options

ADHD is a neurobehavioral disorder characterized by a persistent pattern of inattention and/or hyperactivity/impulsivity that interferes with functioning and/or development. ADHD can have a profound impact on an individual’s life, causing disruption at school, work, home and in relationships. It is one of the most common developmental disorders in children and often persists into adulthood. The Centers for Disease Control and Prevention (“CDC”) reported that in 2024, 7.1 million children in the United States ages 3 to 17 had a current ADHD diagnosis. Current ADHD treatment guidelines recommend a multi-faceted approach that uses medications in conjunction with behavioral interventions.

In 2025, approximately 115.3 million prescriptions for medications with ADHD labeling were written in the United States, generating $31.3 billion in sales. Approximately 88% of these prescriptions were for stimulant medications, such as amphetamine and methylphenidate, which are and have remained the standard of care for several decades. The market for ADHD medications outside of the United States is less developed, but we believe it will continue to grow as recognition and awareness of the disorder increase.

Extended-release, or long-acting, dosage forms of stimulant medications are the standard of care for treating ADHD, making up approximately 60% of ADHD prescriptions. The most prescribed extended-release medications for ADHD, Adderall XR® and Concerta® (and each of their generic equivalents), are long-acting versions of previously short-acting amphetamine and methylphenidate medications, respectively. Most of these extended-release dosage forms allow for once-daily dosing in the morning, which eliminates the need to re-dose during the day. Our products, Adzenys and Cotempla, are extended-release orally disintegrating tablets that allow for once-daily dosing based upon our internally developed proprietary microparticle delivery technology and are the only approved extended-release orally disintegrating tablet formulations of amphetamine and methylphenidate for the treatment of ADHD.

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

The remaining unexpired composition-of-matter patent for Adzenys is scheduled to expire in 2032. This patent is listed in the Orange Book. In addition, we entered into a settlement agreement with Actavis Laboratories FL, Inc. (“Actavis”) (which is now owned by Teva Pharmaceutical Industries Limited), which resolved all ongoing litigation involving Adzenys patents and Actavis’ ANDA with the FDA for a generic version of Adzenys. Under the agreement with Actavis, Actavis has the right to manufacture and market its approved generic version of Adzenys under the ANDA beginning on September 1, 2025, and launched the ANDA in December 2025.

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

We hold composition-of-matter patents in the United States which we expect will provide Cotempla intellectual property protection until 2032, and a method-of-use patent was issued which extends protection to 2038. These patents are listed in the Orange Book. In addition, we entered into a settlement agreement with Teva Pharmaceuticals USA, Inc. (“Teva”), which resolved all ongoing litigation involving the Cotempla patents and Teva’s ANDA with the FDA for a generic version of Cotempla. Under the agreement with Teva, we granted Teva the right to manufacture and market its approved generic version of Cotempla under the ANDA beginning on July 1, 2026.

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

More than 106 million people in the United States experience various types of allergies each year. Allergic conditions are one of the most common health issues affecting children in the United States. Numerous allergy treatments exist to address allergies and allergic symptoms depending upon the symptom(s). Oral antihistamines are considered a mainstay of allergy treatment, and the prescription antihistamine market is a large category with approximately 56.4 million antihistamine prescriptions written in 2025. The prescription antihistamine category is dominated by generic products and consists of first-generation and second-generation molecules. Generally, first-generation antihistamines block both histaminic and muscarinic receptors and pass the blood-brain barrier. Second-generation antihistamines mainly block histaminic receptors, but they do not pass the blood-brain barrier. First-generation antihistamines, which are generally characterized as more sedating, accounting for 4% of 2025 total prescriptions, while non-sedating, second-generation antihistamines accounted for 96% of total prescriptions.

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

Through a supply and distribution agreement with Tris Pharma, Inc. (“Tris”), we own exclusive rights to commercialize Karbinal in the United States through August 2033, unless the agreement is terminated earlier pursuant to the termination provisions in the agreement. As part of the agreement, we pay sales-based royalties based on net revenue. Additionally, we were committed to making annual minimum payments to Tris through August 2025. Two core patents protect Karbinal in the United States, and both patents are listed in the FDA’s Orange Book, the latest of which expires in March 2029.

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

Research and Development

We have indefinitely suspended research and development activities in order to focus our resources on our commercialization efforts and as a result, research and development spending has significantly declined. Research and development spending primarily relates to required regulatory activities and maintenance of our intellectual property and regulatory filings.

Intellectual Property

We seek trademark protection in the United States when appropriate. We currently own or license registered trademarks for Aytu, Aytu BioPharma, Aytu RxConnect, Neos Therapeutics, EXXUA, Adzenys, Adzenys ER, Adzenys XR-ODT, Cotempla, Cotempla XR-ODT, and Karbinal, in the United States, as well as trademarks related to our Dynamic Treatment Regimes (“DTRS”) technology. From time to time, we may find it necessary or prudent to obtain licenses from third-party intellectual property holders. On October 28, 2025, we announced that the method-of-use patent for EXXUA had been extended through September 2, 2030, under 35 U.S.C 156.

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

Development and Approval

Under the FDCA, FDA approval of an NDA is required before any new drug can be marketed in the United States. NDAs, in the case of new drugs, may require extensive studies and submission of a large amount of data by the applicant, including the following:

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

DEA Regulation

Our ADHD products are each considered a “controlled substance” as defined in the Controlled Substances Act of 1970 (“CSA”), because Adzenys contains amphetamine and Cotempla contains methylphenidate. Because amphetamine and methylphenidate are Schedule II controlled substances, the DEA has Adzenys and Cotempla listed and regulated as Schedule II controlled substances. EXXUA and all of our pediatric products (primarily Karbinal) are not considered “controlled substances.”

Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. As we no longer occupy a manufacturing facility, we no longer need a DEA facility registration.

The DEA establishes annually an aggregate quota for how much of a controlled substance may be produced in and/or imported into the United States-based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. Our manufacturer’s quotas of an active ingredient may not be sufficient to meet commercial demand, which could have a material adverse effect on our business, financial position and results of operations.

Individual states also independently regulate controlled substances. We and our manufacturers will be subject to state regulation on distribution of these products, including, for example, state requirements for licensures or registration. Additionally, we use third-party logistics firms to inventory and fill sales orders for our commercial portfolio.

Human Capital

As of June 30, 2026, we employed 76 employees, of which 75 were full-time employees. Of our 76 employees, 4 are involved in operations, 45 are involved in commercialization and 27 are involved in general and administrative activities. All of our colleagues are located in the United States. Of these colleagues, approximately 43% are female, 53% are male, and 4% declined to self-identify. Our colleagues are not represented by a labor union.

Our values – team-oriented, hard-working, relentless determination, integrity, visionary, entrepreneurial, and servant-minded – are built on the foundation that the colleagues we hire and the way we treat one another promote innovation, and high productivity, which spur our success. This culture depends in large part on our ability to attract, retain and develop a diverse population of talents and high-performing employees at all levels of our organization. By providing market-competitive pay and benefit programs, opportunities for employees to participate in the Company's success, and regular communication regarding organizational performance, we seek to foster an inclusive culture in which employees can thrive.

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

We have incurred losses in each year since our inception. Our net loss for the years ended June 30, 2026, and 2025, was $14.3 million and $13.6 million, respectively. We have not demonstrated the ability to be a profit-generating enterprise to date. Even though we expect to have net revenue growth in the next several fiscal years, it is uncertain that the net revenue growth will be significant enough to offset our expenses and generate a profit in the future. Potential investors should evaluate us in light of the expenses, delays, uncertainties, and complications typically encountered by healthcare businesses, many of which will be beyond our control. These risks include the following:

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

We are expending resources to commercialize our prescription products and to service our debt obligations. We may require additional funding through public or private equity or debt financings, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements, or a combination of these approaches. As of June 30, 2026, our cash and cash equivalents totaled $26.3 million. During the year ended June 30, 2025, we received $14.8 million of net proceeds from our June 2025 public offering and $3.2 million of net proceeds from the Eclipse Amendment No. 6 that was executed in June 2025.

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

As of June 30, 2026, we have a $13.0 million term loan and up to $16.0 million of secured revolving loans under the Eclipse Agreement, which includes the temporary Eclipse Incremental Advance of $1.5 million. As of June 30, 2026, $11.1 million was outstanding under the term loan and $6.1 million was outstanding under the secured revolving loan. All obligations under our loans are secured by substantially all of our existing property and assets subject to certain exceptions. These debt financings and any future debt financings may create additional financial risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity.

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

Failure to satisfy our current and future debt obligations under our loan agreements with the Eclipse Lender could result in an event of default and if such event of default is not cured or curable, our lenders could accelerate all of the amounts due. In the event of an acceleration of amounts due under one or both of our debt agreements as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, our lenders could seek to enforce their security interests in any collateral securing such indebtedness.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

The Eclipse Agreement subjects us to financial covenants and restrictions on our ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of the lenders of which there can be no guarantee that we will receive such consent. Failure to comply with such covenants could permit the lenders to declare our obligations under the loan agreements, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination.

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

As of June 30, 2026, we had federal net operating loss carryforwards of $452.2 million. The available net operating losses, if not utilized to offset taxable income in future periods, will continue to expire and, except for certain indefinite-lived net operating loss carryforwards, will completely expire in 2037. Under the Internal Revenue Code of 1986, as amended (the “IRC”) and the regulations promulgated thereunder, including, without limitation, the consolidated income tax return regulations, various corporate ownership changes limit our ability to use our net operating loss carryforwards and other tax attributes to offset our income.

Ownership changes have limited our ability to offset, post-change, United States federal taxable income. Section 382 of the IRC imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. Previous acquisitions, financing transactions, and equity ownership changes in the past five years have caused a significant limitation on our ability to use all $452.2 million of pre-acquisition net operating loss carryovers. As a result, we expect $288.8 million of net operating losses to expire unused by 2037, at which point we will only retain indefinite-lived carryforwards. The ownership changes have resulted in increased future tax liability and are a driver of the change from a zero percent effective tax rate.

We have been and, in the future, may become a defendant in one or more stockholder derivative, class-action, and other litigation, and any such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our officers and directors have been and may in the future become defendants in one or more stockholder derivative actions or other class-action lawsuits. These lawsuits can divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors, increases in insurance premiums, deductibles and high retention amounts and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). In connection with these lawsuits, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions, or issue additional shares upon the exercise of certain warrants, which may cause additional dilution. In addition, any such future lawsuits could adversely impact our reputation and/or ability to launch and commercialize our products, thereby harming our ability to generate net revenue. Accordingly, the ultimate resolution of these matters and any future matters could have a material adverse effect on our business, financial condition, results of operation and cash flows and, consequently, could negatively impact the trading price of our common stock.

Risks Related to Commercialization

We are heavily dependent on the commercial success of our commercial products. To date, we have not generated sufficient net revenue from the sales of these products to achieve company-wide profitability and we may never achieve or maintain profitability.

Our ability to become profitable depends upon our ability to generate increased net revenue from sales of our prescription products. While we have been selling pharmaceutical products for several years, we have limited commercial experience selling some of our pharmaceutical products, having only generated net revenue from EXXUA in fiscal 2026, the sale of our pediatric products since acquiring that portfolio in November 2019 and from our ADHD products since acquiring that portfolio in March 2021. None of our marketed products have thus far generated product revenue at levels sufficient for us to consistently attain profitability. We have not generated any revenue from product sales of any other product candidates and, to date, have incurred significant operating losses.

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

After an NDA, including a 505(b)(2) application, is approved, the covered product becomes a “listed drug” that, in turn, can be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. The FDCA, implementing regulations and other applicable laws provide incentives to manufacturers to create modified, non-infringing versions of a drug to facilitate the approval of an ANDA or other application for generic substitutes. These manufacturers might only be required to conduct a relatively inexpensive study to show that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling as our product candidate and that the generic product is bioequivalent to ours, meaning it is absorbed in the body at the same rate and to the same extent as our product candidate. These generic equivalents, which must meet the same quality standards as the listed drugs, would be significantly less costly than ours to bring to market and companies that produce generic equivalents are generally able to offer their products at lower prices.

Thus, after the introduction of a generic competitor, a significant percentage of the sales of any branded product can be lost to the generic version. Accordingly, competition from generic equivalents to our products could materially adversely impact our net revenue, profitability and cash flows and substantially limit our ability to obtain a return on the investments we have made in our products. For example, on July 25, 2016, we received a paragraph IV certification from Actavis advising us that Actavis filed an ANDA with the FDA for a generic version of Adzenys. On October 17, 2017, we entered into a Settlement Agreement and a Licensing Agreement with Actavis (which is now owned by Teva Pharmaceutical Industries Limited), pursuant to which we granted Actavis the right to manufacture and market its now approved generic version of Adzenys under the ANDA beginning on September 1, 2025. On October 31, 2017, we received a paragraph IV certification from Teva advising us that Teva filed an ANDA with the FDA for a generic version of Cotempla. On December 21, 2018, we entered into a Settlement Agreement and a Licensing Agreement with Teva, pursuant to which we have granted Teva the right to manufacture and market its now approved generic version of Cotempla under the ANDA beginning on July 1, 2026.

On October 31, 2024, we received a Paragraph IV Certification Notice Letter (the “Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the FDA’s publication of approved drug products with therapeutic equivalence evaluations (the “Orange Book”). The Notice Letter states that Granules’ New Drug Application (“NDA”) for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. We timely filed a patent infringement lawsuit on December 11, 2024, against Granules to trigger a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, with trial originally scheduled to begin on December 7, 2026, now rescheduled to January 12, 2027. We plan to vigorously enforce our intellectual property rights related to Adzenys.

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

●	our inability to secure continuous prescribing of any of these products by current or previous users of the product;

●	our inability to effectively transfer and scale manufacturing if and as needed to maintain an adequate commercial supply of these products;

●	reimbursement and medical policy changes that may adversely affect the pricing, profitability or commercial appeal of pharmaceutical products; and

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

Some of our products are produced infrequently and by single-source suppliers, including but not limited to Halo Pharmaceutical, Inc, Mission Pharmacal Company, and Tris Pharma. Due to the limited production quantities, production of these products may not be prioritized by the third-party manufacturer and may not be scheduled and produced at all. We are reliant on a limited number of suppliers for resin, active pharmaceutical ingredients (“APIs”), coating and other component substances of our final products. If any of these single-source suppliers were to breach or terminate their supply agreement with us, or otherwise not supply us, we would need to identify an alternative source for the supply of component substances for our products. If we fail to procure supply of our products, or if the prices of the supply increase due to general economic conditions or tariffs, we could lose potential revenue and our business, financial condition, results of operation and reputation could be adversely affected.

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

Third-party performance failures may increase our development costs, delay our ability to obtain regulatory approval, and delay or prevent the commercialization of our products. While we believe that there are numerous alternative sources to provide these services, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without incurring delays or additional costs.

We face substantial competition, including the introduction of generics, from companies with considerably more resources and experience than we have, which may result in others discovering, developing, receiving approval for, or commercializing products before or more successfully than us.

The biopharmaceutical industries are intensely competitive and subject to rapid and significant technological change. We compete with companies that design, manufacture and market already-existing and new products. We anticipate that we will face increased competition in the future as new companies enter the market with new technologies and/or our competitors improve their current products, and companies introduce generic equivalents. One or more of our competitors may offer technology superior to ours and render our technology obsolete or uneconomical. Most of our current competitors, as well as many of our potential competitors, have greater name recognition, more substantial intellectual property portfolios, longer operating histories, significantly greater resources to invest in new technologies, more substantial experience in product marketing and new product development, greater regulatory expertise, more extensive manufacturing capabilities and the distribution channels to deliver products to customers. Our competitors may be more successful in acquiring new products than we are. If we fail to acquire new products, implementation of our business plan would be delayed, which could have a negative adverse effect on our business and prospects. If we are not able to compete successfully against our current and future competitors, our business will not grow, and our financial condition and operations will suffer. Our ability to compete successfully will depend largely on our ability to:

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

We compete with companies that design, manufacture and market treatments that compete with our products. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and more experienced marketing and manufacturing organizations. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products or drug delivery technologies that are more effective or less costly than those of our products.

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

While our pharmaceutical products are approved and generating net revenue in the United States, they may not receive, or continue to receive, clinician or patient acceptance, or they may not maintain adequate reimbursement from third-party payors. In the future, we might possibly sell other products to target customers substantially all of whom receive reimbursement for the health care services they provide to their patients from third-party payors, such as Medicare, Medicaid, other domestic and foreign government programs, private insurance plans and managed care programs.

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

Obtaining coverage and reimbursement approval for a product from each government or third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our potential product to each government or third-party payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. In addition, eligibility for coverage does not imply that any product will be covered and reimbursed in all cases or reimbursed at a rate that allows our potential customers to make a profit or even cover their costs.

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

Our future profitability may depend, in part, on our ability to commercialize our products in foreign markets for which we intend to primarily rely on collaboration with third parties such as the agreement we entered into with Lupin in September 2024 to commercialize Adzenys and Cotempla in Canada. If we commercialize our products in foreign markets, we would be subject to additional risks and uncertainties, including:

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

We are subject to the United States Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the United States domestic bribery statute contained in 18 U.S.C. § 201, the United States Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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

Adzenys and Cotempla, (collectively, our “Controlled Substance Products”), which are approved by the FDA, are regulated by the DEA as Schedule II controlled substances. Before any commercialization of any product candidate that contains a controlled substance, the DEA determines the controlled substance schedule of a drug, taking into account the recommendation of the FDA. Our Controlled Substance Products are, and our other future products may be, if approved, regulated as “controlled substances” as defined in the Controlled Substances Act of 1970, or CSA, and the implementing regulations of the DEA, which establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, inventory, quota and other requirements administered by the DEA. These requirements are applicable to us, to our third-party manufacturers and to distributors, prescribers, and dispensers of our products. For example, Schedule II controlled substances are subject to various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills. The DEA regulates the handling of controlled substances through a closed chain of distribution. This control extends to the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce. A number of states and foreign countries also independently regulate these drugs as controlled substances. State-controlled substance laws and regulations may have more extensive requirements than those determined by the DEA and FDA. Though state-controlled substances laws often mirror federal law because the states are separate jurisdictions, they may schedule products separately. While some states automatically schedule a drug when the DEA does so, other states require additional state rulemaking or legislative action, which could delay commercialization. Some state and local governments also require manufacturers to operate a drug stewardship program that collects, secures, transports, and safely disposes of unwanted drugs. The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

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

Our third-party suppliers must comply with all applicable regulatory requirements of the FDA and foreign authorities. For instance, because each of our ADHD products is a regulated drug product and subject to the DEA and state-level regulations, we have had to, and will continue to need to, secure state licenses from each required state in which we intend to sell such product allowing us to distribute a regulated drug product in such state.

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

The composition-of-matter patent for Adzenys is scheduled to expire in 2032. The composition-of-matter patents in the United States for Cotempla expire in 2032, and the method-of-use patent expires in 2038. There is no guarantee that we will be able to extend the life of these patents or to obtain additional patents, licenses, or other instruments that can provide us with a comparable level of exclusivity to the intellectual property underlying the expiring patents.

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

In addition to patent protection, because we operate in the highly technical field of development of pharmaceuticals, we rely in part on trade secret protection in order to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We expect to enter into confidentiality and intellectual property assignment agreements with our employees, consultants, outside scientific and commercial collaborators, sponsored researchers, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. These agreements also generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to pharmaceuticals. This could make it difficult for us to stop the infringement of some of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. In addition, some countries allow patents to be challenged by third parties in administrative proceedings, which may result in a reduction in scope or cancelation of some or all of the claims. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

We continuously evaluate opportunities for expansion and change. These initiatives may involve making acquisitions, entering into partnerships and joint ventures, divesting assets, restructuring our existing operations and assets, creating new financial structures and building new facilities, any of which could require a significant investment and subject us to new kinds of risks. We may incur additional indebtedness to finance these opportunities. If our strategies for growth and change are not successful, we could face increased financial pressure, such as increased cash flows demands, reduced liquidity and diminished access to financial markets, and the equity value of our businesses could be diluted.

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

In fiscal 2026, the great majority of our gross revenue and gross accounts receivable were due to five significant customers, the loss of which could materially and adversely affect our results of operations.

Five customers contributed greater than 10% of our gross revenue during the year ended June 30, 2026. During the year ended June 30, 2026, these five customers accounted for 83% of our gross revenue. While all of these customers have been and continue to be consistently financially strong, the loss of one or more of our significant customers could have a material adverse effect on our business, operating results or financial condition. Any reduction, delay or cancellation of an order from these customers or the loss of any of these customers could cause our revenue to decline. If we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

Our accounts receivable subjects us to credit risk.

We are also subject to credit risk from our accounts receivable related to our product sales. As of June 30, 2026, five customers accounted for 90% of our gross accounts receivable. Our profitability and cash flows are dependent on receipt of timely payments from customers. Any delay in payment by our customers may have an adverse effect on our profitability, working capital and cash flows. There is no assurance that we will be able to collect all or any of our accounts receivable in a timely matter. If any of our customers face unexpected situations such as financial difficulties, we may not be able to receive full or any payment of the uncollected sums or enforce any judgment debts against such clients, and our business, results of operations and financial condition could be materially and adversely affected.

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

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical products. Side effects of, or manufacturing defects in, products that we commercialize could result in the deterioration of a patient’s condition, injury or even death. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits increases. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the affected products.

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

As of June 30, 2026, Nantahala Capital Management, LLC (“Nantahala”), Stonepine Capital Management, LLC and Laurence W. Lytton hold approximately 12.1%, 10.1% and 5.6%, respectively, of our outstanding common stock and hold warrants and/or prefunded warrants which can be exercised to purchase additional shares of our common stock resulting in an ownership of 19.99% of our currently outstanding common stock, and for certain of our warrants and prefunded warrants in excess of 19.99% subject to stockholder approval. Accordingly, these stockholders may be able to exert influence over our management and affairs and over matters requiring security holder approval and their interests may conflict with yours.

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

Risk Related to Securities Markets and Investment in Our Securities

Our failure to maintain compliance with Nasdaq's continued listing requirements could result in the delisting of our common stock, which could adversely affect the liquidity and market price of our common stock and our ability to raise capital.

Our common stock is currently listed on The Nasdaq Capital Market.  Nasdaq requires listed companies to satisfy various continued listing standards, including, amount other things, requirements related to minimum bid price, market value of listed securities, public float, stockholders’ equity, corporate governance and other quantitative and qualitative criteria.  If we fail to satisfy one or more of these requirements, Nasdaq may take action to delist our common stock.

There can be no assurance that we will be able to maintain compliance with all applicable Nasdaq continued listing requirements in the future.  If we receive a notice of non-compliance from Nasdaq, we may be required to implement measures to regain compliance, which may include seeking to increase our market value, improving our stock price, taking actions to increase stockholders’ equity or pursuing a reverse stock split.  Any such actions may not be successful.

If our common stock is delisted from Nasdaq, the market liquidity of our common stock could be adversely affected, and our common stock may trade in the over-the-counter market. Delisting could reduce the trading volume and market price of our common stock, decrease analyst coverage, reduce the interest of institutional investors, make it more difficult for investors to buy and sell shares, and impair our ability to obtain additional financing or raise capital on acceptable terms, or at all. In addition, any perception that we may not be able to maintain our Nasdaq listing could adversely affect the market price of our common stock.

Recent changes to Nasdaq’s continued listing standards and enforcement practices have increased the risk of accelerated delisting for certain issuers that fail to satisfy applicable listing criteria. As a result, there can be no assurance that we would be afforded sufficient time to regain compliance with applicable Nasdaq requirements if a deficiency were to occur. Any delisting of our common stock from Nasdaq could materially and adversely affect our business, financial condition, results of operations and the value of an investment in our common stock.

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

●	our dependence on third parties, including Contract Sales Organizations (“CSOs”), Contract Research Organizations (“CROs”) and scientific and medical advisors;

●	adverse regulatory decisions or changes in laws or regulations;

●	disputes or other developments relating to patents and other proprietary rights and our ability to obtain patent protection for our products;

●	general political and economic conditions and effects of natural or man-made catastrophic events; and

●	other events or factors, many of which are beyond our control.

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

We are and may continue to be subject to short-selling strategies.

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

Our sales force and other employees, third-party logistics partners, CMOs, CROs, CSOs, principal investigators, collaborators, independent contractors, consultants and other vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

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

Cybersecurity Practices

We have implemented various measures to manage our risk of information technology systems and networks damage, disruption, or unauthorized access, including regular employee training, monitoring of our systems and networks, maintenance of backup and protective systems and use of modern endpoint detection and response tools, which are integrated into Aytu’s risk management systems and processes. These processes are designed to help assess, identify and manage material risks from cybersecurity threats as part of our broader enterprise risk management and disclosure controls processes. We have implemented multi-factor authentication (“MFA”) across many of our systems and email accounts to prevent unauthorized access and impersonation. We also utilize a cloud-based environment for a large portion of our operations, which enhances our scalability, flexibility and resilience and we engage third parties to perform external vulnerability assessments and assist with risk identification. We have established extensive backup and recovery procedures to ensure the continuity of our operations in a cyber incident. We also maintain cyber liability insurance coverage as part of our comprehensive risk management program. However, these measures may not be sufficient to prevent, detect, or mitigate the impact of such damage, disruption, or unauthorized access. Moreover, the regulatory environment related to information security, data protection and privacy is increasingly demanding and complex, and compliance with applicable laws and regulations may result in significant costs or require changes in our business practices that could adversely affect our operations.

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

Cybersecurity Incidents

Despite our efforts to prevent and mitigate cybersecurity incidents, we cannot guarantee that we, or third-party providers that we rely on, will not experience any breaches, disruptions, or unauthorized access to our information technology systems and networks. During fiscal 2026, we did not experience any cybersecurity incidents that materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, however, there can be no assurance that the measures we have taken to address IT and cybersecurity risks will prove effective in the future. Potentially material cybersecurity incidents are escalated through management's disclosure controls and procedures, including evaluation by senior management and, as appropriate, notification to the Audit Committee. For additional discussion of the IT and cybersecurity risks facing our business, please refer to Part 1, Item 1A, Risk Factors of this Annual Report.

We prioritize investment in cybersecurity risk management and governance. We continually assess the adequacy of our resources and capabilities to address emerging threats, regulatory requirements and changes in technology. As cybersecurity threats evolve, we may need to further enhance our processes and technologies, which could require additional financial resources.

ITEM 2. PROPERTIES

We lease various office buildings within the United States, which we continuously review and evaluate as a part of our strategy to optimize our business operations. The following table sets forth a list of our properties as of June 30, 2026:

Location	Leased/Owned	Purpose
Denver, CO	Leased	Corporate headquarters
Berwyn, PA	Leased	Office

ITEM 3. LEGAL PROCEEDINGS

From time to time, we become involved in or are threatened with legal disputes arising out of our business and operations in the normal course of business. Most of these disputes are not likely to have a material effect on our business, financial condition, or operations. Except as described below, as of the filing of this Annual Report, no legal proceedings are pending against us that we believe individually or collectively are likely to have a materially adverse effect upon our financial condition, results of operations, or cash flows.

Granules Paragraph IV. On October 31, 2024, the Company received the Notice Letter from Granules, stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ NDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. On December 11, 2024, the Company filed a patent infringement lawsuit against Granules which triggered a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, with trial originally scheduled to begin on December 7, 2026, now rescheduled to January 12, 2027. The Company plans to vigorously enforce its intellectual property rights related to Adzenys.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been listed on the Nasdaq under the symbol “AYTU” since October 20, 2017. As of September 15, 2026, the closing price as reported on the Nasdaq of our common stock was $1.99, and there were 180 holders of record of our common stock. A substantially greater number of holders of our common stock are beneficial holders, whose shares of record are held by banks, brokers, and other financial institutions.

Equity Compensation Plan Information

We have an equity compensation plan under which options and shares of our common stock are authorized for grant or issuance as compensation to eligible employees, consultants, and members of the Board of Directors. Our stockholders have approved this plan. Refer to Note 15 - Equity Incentive Plan in Part II, Item 8 of this Annual Report for further information about the material terms of our equity incentive plan. The following table displays equity compensation plan information as of June 30, 2026, relating to securities reserved for future issuance upon exercise:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(Column A)	(Column B)	(Column C)
Equity compensation plans approved by security holders:
2023 Equity Incentive Plan (1)
Outstanding stock options (2)	202,265	$4.36
Unvested restricted stock (3)	213,083	N/A
Total from the 2023 Equity Incentive Plan	415,348		140,467
Equity compensation plans not approved by security holders (4)	4	N/A	—
Total for all plans	415,352		140,467

(1)

On May 18, 2023, our stockholders approved the adoption of the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), which replaced all previous plans. For the 2023 Equity Incentive Plan, the stockholders approved (a) 200,000 new shares; (b) 87,155 shares “rolled over” to the 2023 Equity Incentive Plan from plans replaced by the 2023 Equity Incentive Plan; and (c) any shares that are returned to us under plans replaced by the 2023 Equity Incentive Plan to be added to the 2023 Equity Incentive Plan. On May 21, 2025, our stockholders approved an amendment (the “Plan Amendment”) to the 2023 Equity Incentive Plan. The Plan Amendment increased the number of shares reserved for issuance under the 2023 Equity Incentive Plan by 300,000 shares to bring the total number of shares reserved for issuance under the 2023 Equity Incentive Plan to 500,000 shares, not including unissued shares from available awards under prior plans or any returned shares. The Plan Amendment became effective immediately upon approval by our stockholders and we registered the 300,000 shares pursuant to a registration statement on Form S-8 filed with the SEC on September 23, 2025.

(2)

As of June 30, 2026, there were 161,529 exercisable stock options with a weighted-average exercise price of $5.00 (see Note 15 - Equity Incentive Plan in Part II, Item 8 of this Annual Report for further information).

(3)

Unvested restricted stock does not have exercise prices associated with them, but rather a weighted-average per unit fair value, which is presented in order to provide additional information regarding the potential dilutive effect of the awards. The weighted-average grant date per unit fair value for unvested restricted stock granted under the 2023 Equity Incentive Plan as of June 30, 2026, was $12.36 (see Note 15 - Equity Incentive Plan in Part II, Item 8 of this Annual Report for further information).

(4)

As of June 30, 2026, there were four shares of unvested restricted stock that were granted outside of equity compensation plans approved by security holders, which vested on July 7, 2026 (see Note 15 - Equity Incentive Plan in Part II, Item 8 of this Annual Report for further information).

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

Objective

The purpose of the Management’s Discussion and Analysis (the “MD&A”) is to present information that management believes is relevant to an assessment and understanding of our results of operations and cash flows for the year ended June 30, 2026, and our financial condition as of June 30, 2026. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes thereto.

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

EXXUA has been extensively studied in over 5,000 patients and represents a new class of therapeutics to compete in the over $22 billion United States prescription MDD market. We believe it can become a very important treatment option for the estimated 21.0 million Americans affected by MDD. Over 360 million antidepressant prescriptions were written in 2025 in the United States, yet significant unmet needs remain considering the unacceptable side effects associated with current therapeutics. Importantly, we believe that EXXUA is the only antidepressant acting on serotonin receptors that does not carry a label warning about the risk of sexual dysfunction. The mechanism of the antidepressant effect of EXXUA is believed to be related to its modulation of serotonin activity and, specifically, its exclusive and strong binding affinity for 5HT1a receptors, which are key regulators of mood and emotion. EXXUA is not a SSRI and has no reuptake inhibition activity. EXXUA also exhibits no significant adverse effects on weight, blood pressure, heart rate or liver function. We successfully launched EXXUA in fiscal 2026 as the centerpiece of our commercial efforts, and it is our expectation that EXXUA has the potential to serve as a major growth catalyst for us.

In addition, we will continue to focus on commercializing innovative prescription products that address central nervous system conditions, including ADHD. We are focusing our efforts on accelerating the growth of our commercial business and achieving positive operating cash flows. To achieve these goals, we indefinitely suspended active development of our clinical development programs and have wound down and divested unprofitable operations. In the first quarter of fiscal 2025 we completed the previously announced wind down and divestiture of our Consumer Health business and now operate our business as a single operating and reporting segment. The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, our consolidated financial statements for all periods presented reflect the Consumer Health business as a discontinued operation.

Our business from continuing operations is focused on the growth of EXXUA and on our current prescription pharmaceutical products sold primarily through third-party wholesalers and pharmacies and which primarily consists of two product portfolios. The first, the ADHD Portfolio, primarily consists of two products for the treatment of ADHD: Adzenys and Cotempla. The second, the Pediatric Portfolio, consists primarily of Karbinal, an extended-release first-generation antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions. During the fourth quarter of fiscal 2024, we successfully completed the transition of all manufacturing of our Adzenys and Cotempla products to a United States-based third-party contract manufacturer to improve the efficiency and profitability of these products.

We have incurred significant losses in each year since inception. Our net loss was $14.3 million for the year ended June 30, 2026, and as of June 30, 2026, we had an accumulated deficit of $347.8 million. We expect to continue to incur significant expenses in connection with our ongoing activities, although we do expect to become profitable through the continued growth of our commercial business.

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

Significant Developments

Business Environment

We continue to experience inflationary pressures and economic uncertainty caused by global geopolitical factors and tariffs and our industry is currently encountering supply chain disruptions related to the sourcing of raw materials, increased costs of materials as result of tariffs, energy, logistics and labor for a number of reasons, including ongoing geopolitical events. While we do not have sales or operations in Russia or Ukraine and we do not have significant sales or operations in the Middle East, it is possible that conflicts and trade wars could adversely affect some of our markets and suppliers, economic and financial markets, costs and availability of energy and materials, or cause further supply chain disruptions. Inflationary pressures, increased costs and supply chain disruptions could be significant across the business throughout fiscal 2027 and into fiscal 2028. Understanding these risks, we have not experienced stock outages for our EXXUA or ADHD products since the launch of those products, and the pediatric product supply has remained adequate to satisfy demand for the preceding five years.

In October 2024, we received the Notice Letter from Granules, stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the Orange Book. The Notice Letter states that Granules’ NDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. We timely filed a patent infringement lawsuit on December 11, 2024, against Granules to trigger a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, with trial originally scheduled to begin on December 7, 2026, now rescheduled to January 12, 2027. We plan to vigorously enforce our intellectual property rights related to Adzenys.

Aytu Business

As part of our ongoing strategic evaluation and go-forward operating plan, we continue to prioritize growing our prescription business given the opportunity for EXXUA in the MDD market and the current market trends supporting our products’ growth such as the positive rebound of our Pediatric Portfolio in fiscal 2025. We believe focusing resources on our most profitable, growing products provides the most effective pathway to achieve company-wide profitability and continued growth. As part of our plan, we completed the wind down of operations and divested our Consumer Health business in the first quarter of fiscal 2025.

For fiscal 2026, we recorded net revenue of $57.6 million. During the year, we focused on the commercial launch and growth of EXXUA. We were also able to continue the production of our ADHD medications, Adzenys and Cotempla, without encountering any supply chain interruptions in order to provide patients receiving stimulant prescriptions for the treatment of ADHD with alternative solutions to products that have experienced supply interruptions. However, as a result of our focus on the EXXUA commercialization launch, revenue in both our ADHD Portfolio and our Pediatric Portfolio declined from the prior year.  We recognized $45.8 million of net revenue for our ADHD Portfolio and $5.1 million for our Pediatric Portfolio.

To reduce the costs associated with the manufacture of Adzenys and Cotempla, we transferred the manufacturing of these products to a United States-based third-party manufacturer in the fourth quarter of fiscal 2024. Prior to this, we manufactured these products in our now closed facility in Grand Prairie, Texas.

As an additional result of focusing on building our portfolio of revenue-generating products and generating profitability, in fiscal 2023 we terminated our license agreements relating to Healight and NT0502 (N-desethyloxybutynin), and we indefinitely suspended active development of our clinical development programs including AR101. In connection with this suspension, we engaged in negotiations with EnzCo and Rumpus for the repurchase of AR101. On August 5, 2025, we reached terms with Rumpus and EnzCo whereby for mutual consideration and releases, we transferred all rights, title and interest in AR101 held by us and Rumpus to EnzCo, which extinguished and terminated all of our obligations and Rumpus’ obligations under the Rumpus Asset Purchase Agreement. There is no other relationship between us, EnzCo or Rumpus other than as contracting parties to terminate the Rumpus Asset Purchase Agreement, and there are no penalties or remaining obligations for us for terminating the Rumpus Asset Purchase Agreement.

Debt and Equity Financings

Equity Financings

In June 2025, we raised gross proceeds of $16.6 million from the issuance of (i) 2,806,668 shares of our common stock, at a public offering price of $1.50 and 8,233,332 prefunded warrants at a public offering price of $1.4999 to purchase 8,233,332 shares of our common stock at an exercise price of $0.0001 per share. We received $14.8 million in proceeds net of underwriting commissions and offering expenses and are using the net proceeds from the offering for working capital, general corporate purposes and the commercialization of EXXUA.

Eclipse Agreement

Under our Eclipse Agreement, we have two loan agreements, the Eclipse Term Loan and the Eclipse Revolving Loan. The Eclipse Term Loan consists of an outstanding principal amount of $13.0 million on the closing date of the Eclipse Amendment No. 6, at an interest rate of the SOFR plus 7.0%, with a four-year term and a straight-line loan amortization period of seven years, which would provide for a loan balance at the end of the four-year term of $5.6 million to be repaid on the June 12, 2029, maturity date, as amended. In June 2024, we used the initial proceeds from the Eclipse Term Loan and a portion of the proceeds from the warrant exercises described above to repay in full a $15.0 million term loan. The Eclipse Revolving Loan has a potential maximum borrowing base of $14.5 million at an interest rate of the SOFR plus 4.5%, which was temporarily increased pursuant to the $1.5 million Eclipse Incremental Advance, with repayment and permanent reduction of the Eclipse Incremental Advance commencing on August 1, 2025, and continuing on the first day of each calendar month thereafter, in an amount equal to $125,000 per month, until the Eclipse Incremental Advance has been reduced to $0. As of June 30, 2026, the amount outstanding on the Eclipse Incremental Advance was $0.1 million, which was paid off in July 2026. In addition, we are required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of the Eclipse Revolving Loan remains subject to a borrowing base and reserve, and availability blockage requirements and the maturity date, as amended, is June 12, 2029.

The One Big Beautiful Bill Act

The enactment of the One Big Beautiful Bill Act (the “OBBBA”) on July 4, 2025 includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act (the “TCJA”), allowing for accelerated tax deductions for qualified property and research expenditures, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in calendar year 2025 and others implemented through calendar year 2027. The income tax provision considers the impacts to our deferred tax assets and liabilities on the consolidated balance sheet as of June 30, 2026, including deferred tax assets for interest, fixed assets and section 174 capitalization.

Results of Operations

The results of operations for the year ended June 30, 2026, compared to the year ended June 30, 2025, is as follows:

	Year Ended
	June 30,
	2026	2025	Change
	(in thousands)
Net revenue	$57,570	$66,382	$(8,812)
Cost of goods sold	20,752	20,551	201
Gross profit	36,818	45,831	(9,013)

Operating expenses:
Selling and marketing	23,369	20,906	2,463
General and administrative	19,272	17,379	1,893
Research and development	—	1,326	(1,326)
Amortization of intangible assets	2,492	3,683	(1,191)
Restructuring costs	—	2,101	(2,101)
Impairment expense	—	8,263	(8,263)
Total operating expenses	45,133	53,658	(8,525)
Loss from operations	(8,315)	(7,827)	(488)
Other income (expense), net	713	(512)	1,225
Interest expense	(1,895)	(3,703)	1,808
Derivative warrant liabilities loss	(4,734)	(1,703)	(3,031)
Loss from continuing operations before income tax expense	(14,231)	(13,745)	(486)
Income tax expense	(21)	(437)	416
Net loss from continuing operations	(14,252)	(14,182)	(70)
Net income from discontinued operations, net of tax	—	620	(620)
Net loss	$(14,252)	$(13,562)	$(690)

Net Revenue by Product Portfolio

Net revenue disaggregated by product portfolios for the year ended June 30, 2026, compared to the year ended June 30, 2025, is as follows:

	Year Ended
	June 30,
	2026	2025	Change
	(in thousands)
EXXUA	$6,574	$—	$6,574
ADHD Portfolio	45,825	57,576	(11,751)
Pediatric Portfolio	5,135	8,769	(3,634)
Other	36	37	(1)
Total net revenue	$57,570	$66,382	$(8,812)

During the year ended June 30, 2026, total net revenue decreased by $8.8 million, or 13.3% compared to the year ended June 30, 2025. During the year ended June 30, 2026, we focused on the successful commercialization and launch of EXXUA, resulting in net revenue of $6.6 million. This contribution was more than offset by declines in the ADHD and Pediatric portfolios, which reflected our commercial prioritization of EXXUA, the impact of generic competition in the ADHD portfolio, and reduced promotional emphasis on legacy products.

Gross Profit

Gross profit and gross profit percentage for the year ended June 30, 2026, compared to the year ended June 30, 2025, were as follows:

	Year Ended
	June 30,
	2026	2025	Change
	(in thousands, except gross profit percentage)
Gross profit	$36,818	$45,831	$(9,013)
Gross profit percentage	64%	69%	(5)%

During the year ended June 30, 2026, gross profit decreased by $9.0 million, or 19.7% compared to the year ended June 30, 2025. Gross profit percentage decreased to 64% for the year ended June 30, 2026, compared to 69% for the year ended June 30, 2025. The decrease in gross profit percentage is primarily related to (i) lower net revenue in the ADHD and Pediatric Portfolios as we focused on the successful commercialization and launch of EXXUA, (ii) an inventory write-down of $2.2 million in fiscal 2026 compared to $0.3 million in fiscal 2025 primarily resulting from a shift from our Adzenys branded products to the Adzenys generic products during fiscal 2026, and (iii) the absence of a $3.3 million fiscal 2025 increase in estimated variable consideration as a result of successful negotiations with a vendor  that had no corresponding cost of goods sold impact.

Selling and Marketing

During the year ended June 30, 2026, selling and marketing expense increased by $2.5 million, or 11.8%, compared to the year ended June 30, 2025, primarily driven by increased spend on promotional materials, consulting services, our sales force, and advertising to support our commercial launch of EXXUA. We expect selling and marketing expense to increase during fiscal 2027 as we continue to support and expand the commercialization of EXXUA.  The anticipated increase is expected to be driven by higher sales force-related costs, promotional and marketing activities, physician and patient education initiatives, commercial support programs, and commission expense associated with anticipated growth in EXXUA prescription sales.  We expect these investments to support increased market awareness, prescribing activity, and broader adoption of EXXUA as we continue to execute our commercialization strategy. The timing and amount of these investments may vary depending on EXXUA prescription trends, market access, available liquidity, and our ability to manage operating expenses while pursuing profitability.

General and Administrative

During the year ended June 30, 2026, general and administrative expense increased by $1.9 million or 10.9%, compared to the year ended June 30, 2025. The increase is primarily a result of increased costs related to consulting services associated with the initial launch and ongoing support of EXXUA. We expect general and administrative expense to increase during fiscal 2027 as we continue to scale our commercial operations in support of EXXUA.  The anticipated increase is expected to be driven by additional personnel, professional services, information technology and compliance-related costs, as well as other infrastructure investments necessary to support the growth of our commercial organization and expanding business activities.  We believe these investments are necessary to support the continued execution of our growth strategy and the anticipated expansion of EXXUA commercialization efforts.

Research and Development

During the year ended June 30, 2026, research and development expense decreased by $1.3 million, or 100.0%, compared to the year ended June 30, 2025, driven by the previously announced suspension of our development programs to focus on our commercial operations. We expect research and development expense to remain de minimis and be related to any required regulatory filings and maintenance of our intellectual property.

Amortization of Intangible Assets

During the year ended June 30, 2026, amortization of intangible assets, excluding amounts included in cost of goods sold, decreased by $1.2 million, or 32.4%, compared to the year ended June 30, 2025, primarily due to impairments of certain intangible assets recorded in fiscal 2025 (Refer to Note 7 - Intangible Assets in Part II, Item 8 of this Annual Report for further information), partially offset by amortization of our intangible asset related to EXXUA that began in fiscal 2026. We expect amortization of intangible assets to increase in the future as our intangible asset related to EXXUA include a full year of amortization in the future, as opposed to a partial year of amortization that was recognized in the current year.

Restructuring Costs

During the year ended June 30, 2025, we recognized $2.1 million of restructuring costs, primarily related to the closure of our Grand Prairie, Texas manufacturing site. No restructuring costs were recognized for the year ended June 30, 2026. We do not anticipate any restructuring costs during fiscal 2027 as our restructuring activities were completed during fiscal 2025. See Note 17 - Restructuring Costs in Part II, Item 8 of this Annual Report for further information.

Impairment Expense

During the year ended June 30, 2026, no impairment expense was recognized. During the year ended June 30, 2025, we recognized total impairment expense of $8.3 million, which was primarily the result of our increased focus on our commercial efforts for EXXUA and our ADHD Portfolio at the expense of our Pediatric Portfolio. See Note 7 - Intangible Assets in Part II, Item 8 of this Annual Report for further information.

Other Income (Expense), Net

During the year ended June 30, 2026, other income (expense), net increased by $1.2 million, compared to the year ended June 30, 2025, primarily due to $1.3 million of underwriting commissions and offering expenses from the issuance of the June 2025 Prefunded Warrants that impacted the prior fiscal year results and were not present in the current fiscal year results. Other than those underwriting commissions and offering expenses recognized in the prior year, other income, net, remained relatively consistent with the prior year. We expect other (expense) income, net to continue to be relatively consistent during fiscal 2027.

Interest Expense

During the year ended June 30, 2026, interest expense decreased by $1.8 million, or 48.8%, compared to the year ended June 30, 2025, primarily due to the paydown of our fixed payment arrangements. We expect interest expense to remain relatively steady during fiscal 2027.

Derivative Warrant Liabilities Loss

The fair value of derivative warrant liabilities, which is calculated using either the Black-Scholes option pricing model or the Monte Carlo simulation model, are revalued at each reporting period and changes are reflected through income or expense. For the year ended June 30, 2026, we recognized an unrealized loss of $4.7 million from the fair value adjustment primarily driven by an increase in our stock price, partially offset by gains from the exercise of liability classified warrants. For the year ended June 30, 2025, we recognized an unrealized loss of $1.7 million from the fair value adjustment primarily driven by an increase in the fair value of the June 2025 Prefunded Warrants from the issuance date through year end, partially offset by a decrease in the fair value of our other warrants and prefunded warrants due to an overall decrease in our stock price during fiscal 2025.

Income Tax Expense

For the years ended June 30, 2026, and 2025, there was insignificant income tax expense and $0.4 million of income tax expense from continuing operations, which was an effective tax rate of negative 0.1% and negative 3.2%, respectively. This income tax expense was primarily driven by the limitations on losses as a result of Section 382 of the IRC changes in ownership coupled with existing valuation allowances.

Net Income from Discontinued Operations, Net of Tax

Net income from discontinued operations, net of tax is related to the wind down and divestiture of our Consumer Health business that was completed in the first quarter of fiscal 2025. See Note 20 - Discontinued Operations in Part II, Item 8 of this Annual Report for further information.

Liquidity and Capital Resources

Cash Flows

The following table sets forth the primary sources and uses of cash for the periods indicated:

	Year Ended
	June 30,
	2026	2025	Change
	(in thousands)
Net cash from operating activities	$3,281	$(1,937)	$5,218
Net cash from investing activities	(29)	(2,560)	2,531
Net cash from financing activities	(7,896)	15,443	(23,339)
Net change in cash and cash equivalents	$(4,644)	$10,946	$(15,590)

Net Cash From Operating Activities

Net cash from operating activities during these periods primarily reflected our net losses, partially offset by changes in working capital and non-cash charges including impairment, stock-based compensation expense, gain or loss on derivative warrant liabilities, depreciation, amortization and accretion, adjustments from discontinued operations and other charges.

During the year ended June 30, 2026, net cash from operating activities totaled $3.3 million, which was primarily due to a greater focus on accounts receivable collections and inventory turnover. This was partially offset by negative cash earnings of $2.6 million (net loss offset by non-cash items, primarily derivative warrant liabilities loss, depreciation, amortization, and inventory write-down expense), as well as increased payments on accounts payable and accrued liabilities as we focused on reducing our outstanding liabilities.

During the year ended June 30, 2025, net cash from operating activities totaled $1.9 million, which was primarily the result of an increase in accounts receivable and prepaid expenses and other current assets, partially offset by positive cash earnings (net loss offset by non-cash items primarily from impairment expense, depreciation, amortization, stock-based compensation expense, derivative warrant liabilities adjustment, inventory write-down, adjustments from discontinued operations and other certain non-cash adjustments) and increases in inventories, other operating assets and liabilities, net, and changes in operating assets and liabilities from discontinued operations.

Net Cash From Investing Activities

Net cash from investing activities is generally related to our mergers and acquisitions, cash payments for acquired intangible assets such as EXXUA, as well as purchases of assets to support our operations and disposal of assets related to exit and disposal costs.

Net cash from investing activities during the year ended June 30, 2026, was due to purchases of fixed assets.

Net cash from investing activities was $2.6 million during the year ended June 30, 2025, which was primarily from a $3.0 million cash payment for acquired intangible assets related to the EXXUA Commercialization Agreement and the purchase of various property and equipment, partially offset by cash received from the sale of fixed assets.

Net Cash From Financing Activities

Net cash from financing activities of $7.9 million during the year ended June 30, 2026, was primarily due to payments on our revolver, fixed payment arrangements, and debt as we focused on reducing our outstanding liabilities.

Net cash from financing activities of $15.4 million during the year ended June 30, 2025, was primarily from $14.8 million of net proceeds received from our public offering of common stock and prefunded warrants in June 2025, $6.7 million of net proceeds from our Eclipse Revolving Loan and $1.9 million of proceeds received from borrowings in June 2025 on our Eclipse Term Loan related to the Eclipse Amendment No. 6, partially offset by $6.0 million of payments for fixed payment arrangements and $1.9 million of payments made against the principal balance of our Eclipse Term Loan throughout fiscal 2025.

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

Equity Financings

We have engaged in several different types of equity financings throughout our history. Most recently in June 2025, we raised gross proceeds of $16.6 million from the issuance of (i) 2,806,668 shares of our common stock, at a public offering price of $1.50 and (ii) 8,233,332 prefunded warrants at a public offering price of $1.4999 to purchase 8,233,332 shares of our common stock at an exercise price of $0.0001 per share. We received $14.8 million in proceeds net of underwriting commissions and offering expenses and are using the net proceeds from the offering for working capital, general corporate purposes and the commercialization of EXXUA.

Eclipse Agreement

Under our Eclipse Agreement, we have two loan agreements, the Eclipse Term Loan and the Eclipse Revolving Loan. The Eclipse Term Loan consists of an outstanding principal amount of $13.0 million on the closing date of the Eclipse Amendment No. 6 (June 20, 2025), at an interest rate of the SOFR plus 7.0%, with a four-year term and a straight-line loan amortization period of seven years, which would provide for a loan balance at the end of the four-year term of $5.6 million to be repaid on the June 12, 2029, maturity date, as amended. In June 2024, we used the initial proceeds from the Eclipse Term Loan and a portion of the proceeds from the warrant exercises described above to repay in full a $15.0 million term loan. The Eclipse Revolving Loan has a potential maximum borrowing base of $14.5 million at an interest rate of the SOFR plus 4.5%, which was temporarily increased pursuant to the $1.5 million Eclipse Incremental Advance, with repayment and permanent reduction of the Eclipse Incremental Advance commencing on August 1, 2025, and continuing on the first day of each calendar month thereafter, in an amount equal to $125,000 per month, until the Eclipse Incremental Advance has been reduced to $0. As of June 30, 2026, the amount outstanding on the Eclipse Incremental Advance was $0.1 million, which was paid off in July 2026. In addition, we are required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of the Eclipse Revolving Loan remains subject to a borrowing base and reserve, and availability blockage requirements and the maturity date, as amended, is June 12, 2029.

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

Upon closing of the acquisition of a line of prescription pediatric products from Cerecor, Inc. in October 2019, we assumed payment obligations that require us to make fixed and product milestone payments. As of June 30, 2025, we had an accrued fixed payment arrangement balance related to these payment obligations of $0.2 million recorded in other current liabilities on the consolidated balance sheet, which was paid in full during fiscal 2026.

In connection with our suspension of active development of AR101, we engaged in negotiations with EnzCo and Rumpus for the repurchase of AR101. On August 5, 2025, we reached terms with Rumpus and EnzCo whereby for mutual consideration and releases, we transferred all rights, title and interest in AR101 held by us and Rumpus to EnzCo, which extinguished and terminated all of our obligations and Rumpus’ obligations under the Rumpus Asset Purchase Agreement. There is no other relationship between us, EnzCo or Rumpus other than as contracting parties to terminate the Rumpus Asset Purchase Agreement, and there are no penalties or remaining obligations for us for terminating the Rumpus Asset Purchase Agreement.

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

Revenue Recognition

We generate net revenue from continuing operations from product sales of EXXUA, our ADHD Portfolio and our Pediatric Portfolio. We evaluate our contracts with customers to determine revenue recognition using the following five-step model: (1) identify the contract with the customer; (2) identify the performance obligations and if they are distinct; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) a performance obligation is satisfied.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Aytu BioPharma, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Aytu BioPharma, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2026, and 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and 2025, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

September 22, 2026

AYTU BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$26,308	$30,952
Accounts receivable, net	22,779	31,155
Inventories	6,860	11,434
Prepaid expenses and other current assets	5,814	5,638
Total current assets	61,761	79,179
Non-current assets:
Property and equipment, net	385	532
Operating lease right-of-use assets	857	1,061
Intangible assets, net	41,403	42,201
Other non-current assets	601	1,204
Total non-current assets	43,246	44,998
Total assets	$105,007	$124,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,284	$10,601
Accrued liabilities	35,205	38,164
Revolving credit facility	6,074	9,063
Current portion of debt	1,857	1,857
Other current liabilities	239	3,379
Total current liabilities	54,659	63,064
Non-current liabilities:
Debt, net of current portion	9,101	10,895
Derivative warrant liabilities	1,199	26,334
Other non-current liabilities	4,774	4,918
Total non-current liabilities	15,074	42,147

Commitments and contingencies (note 18)

Stockholders’ equity:
Preferred stock, par value $.0001; 50,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.0001; 200,000,000 shares authorized; 10,728,208 and 8,976,913 shares issued and outstanding, respectively	1	1
Additional paid-in capital	383,060	352,500
Accumulated deficit	(347,787)	(333,535)
Total stockholders’ equity	35,274	18,966
Total liabilities and stockholders’ equity	$105,007	$124,177

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended
	June 30,
	2026	2025
Net revenue	$57,570	$66,382
Cost of goods sold	20,752	20,551
Gross profit	36,818	45,831

Operating expenses:
Selling and marketing	23,369	20,906
General and administrative	19,272	17,379
Research and development	—	1,326
Amortization of intangible assets	2,492	3,683
Restructuring costs	—	2,101
Impairment expense	—	8,263
Total operating expenses	45,133	53,658
Loss from operations	(8,315)	(7,827)
Other income (expense), net	713	(512)
Interest expense	(1,895)	(3,703)
Derivative warrant liabilities loss	(4,734)	(1,703)
Loss from continuing operations before income tax expense	(14,231)	(13,745)
Income tax expense	(21)	(437)
Net loss from continuing operations	(14,252)	(14,182)
Net income from discontinued operations, net of tax	—	620
Net loss	$(14,252)	$(13,562)

Basic and diluted weighted-average common shares outstanding	12,318,817	6,279,744

Net (loss) income per share:
Basic and diluted - continuing operations	$(1.16)	$(2.26)
Basic and diluted - discontinued operations, net of tax	$—	$0.10
Basic and diluted - net loss	$(1.16)	$(2.16)

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2024	5,972,638	$1	$347,688	$(319,973)	$27,716
Stock-based compensation expense	21,607	—	576	—	576
Issuance of common stock from exercise of warrants	176,000	—	463	—	463
Issuance of common stock, net of $437 issuance cost	2,806,668	—	3,773	—	3,773
Net loss	—	—	—	(13,562)	(13,562)
Balances, June 30, 2025	8,976,913	1	352,500	(333,535)	18,966
Stock-based compensation expense	266,295	—	691	—	691
Issuance of common stock from exercise of warrants	1,485,000	—	3,457	—	3,457
Reclassification of derivative warrant liabilities to equity	—	—	26,412	—	26,412
Net loss	—	—	—	(14,252)	(14,252)
Balances, June 30, 2026	10,728,208	$1	$383,060	$(347,787)	$35,274

The accompanying notes to the consolidated financial statements are an integral part of this statement.

AYTU BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(14,252)	$(13,562)
Adjustments to reconcile net loss to cash from operating activities:
Impairment expense	—	8,263
Depreciation, amortization and accretion	3,930	5,377
Stock-based compensation expense	691	576
Derivative warrant liabilities loss	4,734	1,703
Amortization of debt discount and issuance costs	113	108
Inventory write-down	2,187	325
Other non-cash adjustments	44	752
Non-cash adjustments from discontinued operations	—	254
Changes in operating assets and liabilities:
Accounts receivable, net	8,376	(7,629)
Inventories	2,387	382
Prepaid expenses and other current assets	(176)	(451)
Accounts payable	(2,317)	287
Accrued liabilities	(3,132)	886
Other operating assets and liabilities, net	696	528
Changes in operating assets and liabilities from discontinued operations	—	264
Net cash from operating activities	3,281	(1,937)

Cash flows from investing activities:
Cash received from sales of fixed assets	—	668
Cash payments for fixed asset purchases	(29)	(228)
Cash payments for acquired intangible assets	—	(3,000)
Net cash from investing activities	(29)	(2,560)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	—	14,840
Payments made to fixed payment arrangement	(3,050)	(6,016)
Net payments made to revolving credit facility	(2,989)	6,668
Payments made to borrowings	(1,857)	(1,857)
Proceeds from borrowings	—	1,857
Payments for debt issuance costs	—	(49)
Net cash from financing activities	(7,896)	15,443

Net change in cash and cash equivalents	(4,644)	10,946
Cash and cash equivalents at beginning of period	30,952	20,006
Cash and cash equivalents at end of period	$26,308	$30,952

Supplemental disclosure of cash flows information:
Cash payments for interest	$1,787	$2,822
Cash payments for income taxes	$211	$1,419
Non-cash investing and financing activities:
Change in acquired intangible asset accruals	$3,000	$—
Other non-cash investing and financing activities	$—	$483

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

The Company’s strategy is to become a leading pharmaceutical company that improves the lives of patients. The Company uses a focused approach of in-licensing, acquiring, developing and commercializing novel prescription therapeutics in order to continue building its portfolio of revenue-generating products and leveraging its commercial team’s expertise to build leading brands within large therapeutic markets. In  June 2025, the Company entered into an Exclusive Commercialization Agreement (the “Commercialization Agreement”) with Fabre-Kramer Holdings, Inc. (“Fabre-Kramer”) to commercialize EXXUA (“Gepirone”) extended-release tablets (“EXXUA”) in the United States. Gepirone is a new chemical entity, and the Company believes EXXUA to be a novel first-in-class selective serotonin 5HT1a receptor agonist approved by the United States Food and Drug Administration (“FDA”) for the treatment of major depressive disorder (“MDD”) in adults. In fiscal 2026, the Company began selling EXXUA and made it the centerpiece of its commercial efforts.

In addition, the Company will continue to focus on commercializing innovative prescription products that address central nervous system conditions, including attention deficit hyperactivity disorder (“ADHD”). The Company is focusing its efforts on accelerating the growth of its commercial business and achieving positive operating cash flows. To achieve these goals, the Company indefinitely suspended active development of its clinical development programs and has wound down and divested unprofitable operations.

In the first quarter of fiscal 2025 the Company completed the previously announced wind down of its Consumer Health business and on July 31, 2024, the Company entered into a definitive agreement to divest its Consumer Health business to a private, e-commerce focused company affiliated with the Company’s former Vice President of Consumer Health, Jonathan Hughes. Pursuant to the definitive agreement, Mr. Hughes resigned from the Company effective July 31, 2024. The divested business encompassed the established e-commerce platform, certain inventory and associated consumer brands, intellectual property, contracts and liabilities and provided for the Company to receive up to $0.5 million of revenue-based royalty payments and recovery of cost on certain future sales of former Consumer Health business products. The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, the Company’s consolidated financial statements for fiscal 2025 reflect the Consumer Health business as a discontinued operation and the Company determined that its continuing operations now operate in a single operating and reportable segment (see Note 20 - Discontinued Operations and the Segment Information section within Note 2 - Summary of Significant Accounting Policies for further detail).

The Company’s business from continuing operations is focused on the continued momentum of EXXUA following its successful launch and commercialization in fiscal 2026, and on its current prescription pharmaceutical products sold primarily through third-party wholesalers and pharmacies and which primarily consists of two product portfolios. The first primarily consists of two products for the treatment of ADHD: Adzenys XR-ODT (amphetamine) extended-release orally disintegrating tablets (“Adzenys”) and Cotempla XR-ODT (methylphenidate) extended-release orally disintegrating tablets (“Cotempla” and Adzenys together with Cotempla the “ADHD Portfolio”). The second primarily consists of Karbinal ER (carbinoxamine maleate extended-release oral suspension) (“Karbinal”), an extended-release first-generation antihistamine suspension containing carbinoxamine indicated to treat numerous allergic conditions (the “Pediatric Portfolio”). During the fourth quarter of fiscal 2024, the Company successfully completed the transition of all manufacturing of its Adzenys and Cotempla products to a United States-based third-party contract manufacturer to improve the profitability of these products.

In  September 2024, the Company entered into an exclusive collaboration, distribution and supply agreement with Lupin Pharma Canada Ltd (“Lupin”), a subsidiary of global pharmaceutical company Lupin Limited, for Lupin to commercialize Adzenys and Cotempla in Canada. The Company will supply Adzenys and Cotempla to Lupin based on forecasts and provide various product commercialization, regulatory and quality assurance resources. Lupin is responsible for seeking local regulatory approvals and marketing authorizations for both Adzenys and Cotempla, which is expected to occur over the next 12 months.

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

Accounts Receivable, Net

Accounts receivable, net represents amounts due from customers less allowances for credit losses, discounts and pricing chargebacks. An allowance for credit losses, when needed, is based on the best estimate of the amount of probable credit losses in existing accounts receivable, which is determined from the Company’s historical write-off experience and expected future default probabilities based on ongoing evaluations of the Company’s customers’ financial condition; payment history; collections experience on other accounts; and economic factors or events expected to affect future collections. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. An allowance for credit losses, when needed, consists of an amount identified for specific customers and an amount based on overall estimated exposure. Accounts receivable are customer obligations due under normal trade terms. Recovery of bad debt amounts which were previously written off are recorded as a reduction of bad debt expense in the period the payment is collected. If the Company’s actual collection experience changes, revisions to the Company’s allowance for credit losses may be required. After attempts to collect a receivable have failed, the receivable is written off against the allowance for credit losses. The allowance for credit losses was zero for both years ended June 30, 2026, and 2025. The allowance for discounts was $0.3 million and $0.5 million as of June 30, 2026, and 2025, respectively. The allowance for chargebacks was $0.6 million and $0.7 million as of  June 30, 2026, and 2025, respectively.

The table below presents the opening and closing balances of accounts receivable, gross from customers.

Accounts
Receivable,
Gross
(in thousands)
Balance, June 30, 2024	$25,348
Increase in accounts receivable, gross	6,995
Balance, June 30, 2025	32,343
Decrease in accounts receivable, gross	(8,703)
Balance, June 30, 2026	$23,640

The table below details the change in allowance for discounts and allowance for chargebacks for the periods presented.

	Allowance for	Allowance for	Total
	Discounts	Chargebacks	Allowance
	(in thousands)
Balances, June 30, 2024	$640	$1,182	$1,822
Reduction of net revenue	3,940	2,782	6,722
Payments	(4,112)	(3,244)	(7,356)
Balances, June 30, 2025	468	720	1,188
Reduction of net revenue	3,400	2,053	5,453
Payments	(3,572)	(2,208)	(5,780)
Balances, June 30, 2026	$296	$565	$861

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

Fixed, or in substance fixed, lease payments are recognized over the expected term of the lease using the effective interest method. Variable lease payments are expensed as incurred. Fixed and variable lease expenses on operating leases are recognized within cost of goods sold and operating expenses in the Company’s consolidated statements of operations. ROU asset amortization and interest costs on financing leases are recorded within cost of goods sold and interest expense, respectively, in the Company’s consolidated statements of operations. The Company has elected to account for payments on short-term leases of 12 months or less as lease expense on a straight-line basis over the respective lease term.

Operating leases are included in other liabilities in the Company’s consolidated balance sheets. Financing leases are included in property and equipment, net, current portion of debt and debt, net of current portion in the Company’s consolidated balance sheets.

Fair Value of Financial Instruments

Acquisitions

In an acquisition of a business, or a group of assets that qualifies to be accounted for as a business, the Company uses the acquisition method of accounting which identifies, recognizes, and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest at their acquisition date fair values. Any excess of the purchase consideration over the fair values of the net identifiable assets acquired is recorded as goodwill. If the Company determines the assets acquired do not meet the definition of a business, the transaction is accounted for as an acquisition of assets, and the Company records the assets acquired at the purchase price with no resulting goodwill.

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

Revenue Recognition

The Company generates net revenue from continuing operations from sales of prescription pharmaceutical products from EXXUA and the Company’s ADHD Portfolio and Pediatric Portfolio. Sales are principally to a limited number of wholesale distributors and pharmacies in the United States. The Company evaluates its contracts with customers to determine revenue recognition using the following five-step model: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) a performance obligation is satisfied. There is not a recognized financing component related to product sales. Net revenue is recognized at the point in time that control of the product transfers to the customer, which typically aligns with shipping terms (i.e., upon delivery), generally “free-on-board” destination when shipped domestically within the United States, consistent with contractual terms. The Company expenses the incremental costs to obtain a contract as incurred, since they are satisfied within one year.

EXXUA, ADHD Portfolio and Pediatric Portfolio net revenue is recognized net of consideration paid to the Company’s customers and other adjustments to the transaction price (known as “Gross to Net” adjustments). Significant judgement is required in estimating Gross to Net adjustments considering legal interpretations of applicable laws and regulations, historical experience, payor channel mix, current contract prices under applicable programs, unbilled claims, processing time lags and inventory levels in the distribution channel.

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

The following table presents customers that contributed more than 10% of gross revenue and gross accounts receivable:

	Percentage of		Percentage of
	Gross Revenue		Gross Accounts Receivable
	Year Ended June 30,		June 30,
	2026	2025	2026	2025
Customer A	21%	26%	20%	35%
Customer B	18%	27%	21%	25%
Customer C	16%	16%	15%	15%
Customer D	15%	16%	15%	14%
Customer E	13%	*	19%	*

* Customer did not represent more than 10% of the respective metric

Cost of Goods Sold

Cost of goods sold from continuing operations primarily consists of manufactured product cost, products acquired from third-party manufacturers, amortization of product technology rights, freight, production, inventory write-downs, indirect manufacturing overhead costs and FDA fees for commercialized products. Certain of the Company’s sales activities depend on licensing and commercialization arrangements that may require royalty payments, which are also included in cost of goods sold. In addition, distribution, shipping and handling costs invoiced by the Company’s third-party logistics companies are included in cost of goods sold.

Stock-Based Compensation Expense

The Company accounts for stock-based payment compensation expense using a fair value-based model. Restricted stock and restricted stock unit grants are valued based on the Company’s common stock closing trading price on the date of grant and recognized ratably over the requisite service period. Stock option grants are valued using the Black-Scholes option pricing model and compensation costs are recognized ratably over the period of service using the graded method. The Black-Scholes option pricing model requires the Company to estimate the expected term of the award, the expected volatility, the risk-free interest rate, and the expected dividends. The expected term is determined using the “simplified method,” which is the midpoint between the vesting date and the end of the contractual term and is utilized by the Company as it does not have sufficient historical data to determine a more reliable expected term estimate. The risk-free interest rate is based on the United States Treasury yield in effect at the time of the grant for the expected term of the award. The Company does not anticipate paying any dividends in the near future. Forfeitures are recognized as they occur.

Employee Benefits Plan

The Company has a 401(k) plan (“Aytu 401(k) Plan”), which allows participants to contribute a portion of their salary, subject to eligibility requirements and annual Internal Revenue Service (“IRS”) limits. Through December 31, 2025, the Aytu 401(k) Plan matches 100% of the first 3% contributed by employees and matches 50% of the next 4% and 5% contributed by employees. Beginning January 1, 2026, the Aytu 401(k) Plan matches 100% of the first 5% contributed by employees. The Company’s match for the Aytu 401(k) Plan was $0.5 million and $0.5 million for the years ended June 30, 2026, and 2025.

Research and Development

Research and development costs are expensed as incurred and include salaries and benefits; facilities costs; overhead costs; raw materials; laboratory and clinical supplies; clinical trial costs; contract services; milestone payments and fees paid to regulatory authorities for review and approval of the Company’s product candidates; and other related costs.

Intangible Assets

The Company records acquired intangible assets based on fair value on the date of acquisition. The Company capitalizes to the carrying value of intangible assets any contingent payments made that are considered part of the total consideration paid for an asset acquisition and which are not within the scope of derivative guidance once the contingencies related to these payments are resolved and the Company adjusts the carrying value of the intangible asset on a cumulative catch-up basis as if the additional capitalized amount had been capitalized on the same date that the intangible asset was put to use. Finite-lived intangible assets are recorded at cost and amortized on a straight-line basis over the estimated lives of the assets.

Impairment of Long-lived Assets

The Company assesses impairment of asset groups, including intangible assets, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Long-lived assets consist of property and equipment, net, right of use assets and other intangible assets, net. Circumstances which could trigger a review include, but are not limited to: (i) changes in Company plans; (ii) competition; (iii) significant adverse changes in the business climate or legal or regulatory factors; or (iv) expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life. If any such conditions are present, the Company will then test the asset for recoverability. If the estimated future undiscounted cash flows, excluding interest charges, from the use of an asset are less than its carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

Segment Information

Operating segments are identified as components that engage in business activities from which they may earn revenues and incur expenses and for which discrete financial information is available and regularly reviewed by the Company’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the respective segment and to assess performance. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. After the previously announced successful wind down and divestiture of the Consumer Health business in the first quarter of fiscal 2025, the Company determined that its continuing operations operate in a single operating and reportable segment. The Company’s CODM is its Chief Executive Officer, who manages operations and regularly reviews the financial information of the Company’s continuing operations as a single operating segment for the purposes of allocating resources and evaluating its financial performance. The results of the Consumer Health business have been reported as discontinued operations (see Note 20 - Discontinued Operations for further detail).

The CODM reviews net income or loss as a measure of segment profit or loss in assessing performance and allocating resources. Segment revenues, expenses and profit or loss is reported on the consolidated statements of operations, with particular emphasis on net revenue by product portfolio (see Note 3 - Revenue for net revenue disaggregated by product portfolio). Additionally, the measure of segment assets is reported on the Company’s balance sheet as total assets, with particular emphasis on the Company’s available liquidity and working capital, including its cash and cash equivalents, accounts receivables, net, inventories and current liabilities. As of June 30, 2026, and June 30, 2025, all long-lived assets were domiciled within the United States.

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

Earnings Per Share

Basic net income or loss per share is calculated by dividing net income or loss available to common stockholders by the basic weighted-average number of common shares outstanding for the respective period. Diluted net income or loss per share is calculated by dividing net income or loss by the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. Potentially dilutive securities for this calculation consist of warrants to purchase common stock that are either liability classified or equity classified (see Note 16 - Warrants); stock options (see Note 15 - Equity Incentive Plans); unvested restricted stock (see Note 15 - Equity Incentive Plans); and unvested restricted stock units (see Note 15 - Equity Incentive Plans). For the years ended  June 30, 2026, and 2025, if the Company’s net loss from continuing operations divided by the diluted weighted-average number of common shares outstanding decreased the net loss from continuing operations per share, then the Company did not include common equivalent shares in the computation of diluted net loss from continuing operations per share; diluted net income (loss) from discontinued operations, net of tax; or diluted net loss per share because the effect would have been anti-dilutive.

The following table sets forth securities that could be considered anti-dilutive, and therefore are excluded from the calculation of diluted weighted-average common shares outstanding and related per share calculations:

		June 30,
		2026	2025
Warrants to purchase common stock - liability classified	(Note 16)	2,190,681	3,821,115
Warrants to purchase common stock - equity classified	(Note 16)	1,630,434	15,571
Prefunded warrants to purchase common stock - liability classified	(Note 16)	—	10,293,983
Outstanding stock options	(Note 15)	202,265	211,618
Unvested restricted stock	(Note 15)	213,087	32,916
Total		4,236,467	14,375,203

Weighted-average shares for fiscal 2026 include prefunded warrants from the March 31, 2026, reclassification of such warrants to equity. Prefunded warrants were excluded as anti-dilutive in prior periods when such warrants were liability-classified.

Recent Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with U.S. GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosure requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements and disclosures.

There have been no significant changes to the Company’s significant accounting policies and there is no other accounting guidance that has been issued and not yet adopted that is applicable to the Company and that the Company expects would have a material effect on the Company’s consolidated financial statements and related disclosures as of June 30, 2026, and through the filing of this report.

Note 3 - Revenue

The Company disaggregates its net revenue from continuing operations by product portfolio, which for the years ended  June 30, 2026, and 2025, includes EXXUA; the ADHD Portfolio, comprised primarily of Adzenys and Cotempla; and the Pediatric Portfolio, comprised primarily of Karbinal. The Company’s disaggregation of revenue is consistent with its operating segment.

Net Revenue by Product Portfolio

Net revenue disaggregated by product portfolios for the years ended June 30, 2026, and 2025, were as follows:

	Year Ended
	June 30,
	2026	2025
	(in thousands)
EXXUA	$6,574	$—
ADHD Portfolio	45,825	57,576
Pediatric Portfolio	5,135	8,769
Other	36	37
Total net revenue	$57,570	$66,382

Other includes net revenue from various discontinued or deprioritized products. The Consumer Health business was divested in the first quarter of fiscal 2025 and is reported within discontinued operations (see Note 20 - Discontinued Operations).

Net Revenue by Geographic Location

The Company’s net revenue is predominately within the United States, with insignificant international sales.

Note 4 - Inventories

Inventories consist of the following:

	June 30,
	2026	2025
	(in thousands)
Raw materials	$1,135	$1,115
Work in process	2,329	1,381
Finished goods	3,396	8,938
Inventories	$6,860	$11,434

The Company incurred inventory write-downs from continuing operations of $2.2 million and $0.3 million during the years ended  June 30, 2026, and 2025, respectively, primarily as a result of unsalable and slow-moving products.

Note 5 - Property and Equipment

Property and equipment, net consist of the following:

	June 30,
	2026	2025
	(in thousands)
Manufacturing and lab equipment	$783	$808
Office equipment, furniture and other	247	274
Leasehold improvements	164	164
Property and equipment, gross	1,194	1,246
Less: accumulated depreciation and amortization	(809)	(714)
Property and equipment, net	$385	$532

Depreciation expense from continuing operations was $0.1 million and $0.2 million during the years ended June 30, 2026, and 2025, respectively. During the year ended June 30, 2026, the Company recognized de minimis loss on the disposal of equipment and during the year ended June 30, 2025, the Company recognized a gain of $0.5 million on the disposal of equipment.

Note 6 - Leases

The Company’s operating leases are for its offices, and these leases have original lease periods expiring between 2029 and 2030. Most leases include option provisions under which the parties may extend the lease term. The Company’s lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. The Company had no finance leases recorded as of June 30, 2026, and June 30, 2025.

In June 2024, the Company entered into a forward-starting operating lease agreement with the owner of its office space in Berwyn, Pennsylvania to lease the same premises that the Company had previously occupied under a sublease arrangement. The Company determined that it is an operating lease, and that lease commencement occurred in July 2024. The initial lease termination date is July 31, 2030, and under the lease agreement the Company has one five-year renewal option to extend the lease through July 2035. The Company has elected to utilize the practical expedient to not separate lease and non-lease components upon recognition and variable lease payments are expensed as incurred. The Company recorded an operating lease ROU asset of $0.5 million and a lease liability of $0.5 million at lease commencement. The initial ROU asset and lease liability were recorded at present value using an incremental borrowing rate of 12.3%. See Note 18 - Commitments and Contingencies for further detail.

In May 2023, the Company entered into an operating lease agreement to relocate its principal office to Denver, Colorado. The initial lease termination date is March 31, 2029, and under the lease agreement the Company has one five-year renewal option to extend the lease through March 2034. Undiscounted minimum monthly rent payments average approximately $15,500 over the initial term of the lease. Variable lease payments are expensed as incurred.

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

The components of lease costs for continuing operations are as follows:

	Year Ended
	June 30,
	2026	2025	Statement of Operations Classification
	(in thousands)
Lease cost:
Operating lease cost	$339	$469	Operating expenses
Short-term lease cost	11	182	Operating expenses
Total lease cost	$350	$651

Supplemental balance sheet information related to leases is as follows:

	June 30,
	2026	2025	Balance Sheet Classification
	(in thousands)
Assets:
Non-current: operating leases	$857	$1,061	Operating lease right-of-use assets

Liabilities:
Current: operating leases	$221	$137	Other current liabilities
Non-current: operating leases	853	985	Other non-current liabilities
Total lease liabilities	$1,074	$1,122

The remaining weighted-average lease term and discount rate used are as follows:

	June 30,
	2026	2025
Weighted-average remaining lease term (years):
Operating lease right-of-use assets	3.5	4.3
Weighted-average discount rate:
Operating lease right-of-use assets	11.5%	11.3%

Supplemental cash flows information related to leases is as follows:

	Year Ended
	June 30,
	2026	2025
	(in thousands)
Cash flows classification of lease payments:
Operating cash flows from operating leases	$182	$754
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—

As of June 30, 2026, the Company’s estimated future minimum lease payments were as follows:

Operating
(in thousands)
2027	$333
2028	387
2029	358
2030	230
2031	19
Total lease payments	1,327
Less: imputed interest	(253)
Lease liabilities	$1,074

Note 7 - Intangible Assets

A summary of the Company’s intangible assets, all of which are definite-lived intangible assets, as of June 30, 2026, and June 30, 2025, is as follows:

	June 30, 2026
				Weighted-
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
	(in thousands)			(in years)
Product technology rights	$22,200	$(6,898)	$15,302	11.7
Technology rights	30,200	(9,384)	20,816	11.7
Commercialization rights	6,000	(715)	5,285	4.2
Total intangible assets	$58,400	$(16,997)	$41,403	10.8

	June 30, 2025
				Weighted-
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Remaining
	Amount	Amortization	Amount	Life
	(in thousands)			(in years)
Product technology rights (1)	$22,200	$(5,592)	$16,608	12.7
Technology rights	30,200	(7,607)	22,593	12.7
Commercialization rights	3,000	—	3,000	N/A
Total intangible assets	$55,400	$(13,199)	$42,201	12.7

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

Amortization expense of intangible assets from continuing operations included in the consolidated statements of operations for the years ended June 30, 2026, and 2025, are set forth in the table below:

	Year Ended
	June 30,
	2026	2025
	(in thousands)
Statement of operations classification:
Cost of goods sold	$1,306	$1,306
Operating expenses	2,492	3,683
Total amortization of intangible assets expense	$3,798	$4,989

The following table summarizes the estimated future amortization expense of intangible assets to be recognized over the next five years and periods thereafter:

June 30,
(in thousands)
2027	$4,349
2028	4,349
2029	4,349
2030	4,349
2031	3,301
Thereafter	20,706
Total estimated future amortization expense	$41,403

Product Technology Rights

The product technology rights are related to the rights to production, supply and distribution agreements of various products.

ADHD Portfolio

The Company has developed product technology rights related to the production and sale of Adzenys and Cotempla. The formulations for the ADHD products are protected by patented technology. As of June 30, 2026, the estimated remaining economic life of these proprietary product technology rights is 11.7 years.

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

Pediatric Portfolio - Other

The Company acquired and assumed all rights and obligations pursuant to a supply and license agreement and various assignment and release agreements, including a previously agreed to settlement and license agreement for the exclusive rights to commercialize certain products in the United States. As a result of the Company's shifted focus of its commercial efforts on EXXUA and its ADHD Portfolio, the Company recorded a full impairment of these intangible assets in June 2025, resulting in impairment expense of $5.6 million being recognized. Please refer to Note 12 - Fair Value Measurements for further discussion on the fair value measurement of intangible assets.

Technology Rights

TRRP Proprietary Technology

The Company has time release resin particle (“TRRP”) proprietary technology, which is a proprietary drug delivery technology protected by the Company as a trade secret that allows the Company to modify the drug release characteristics of each of its respective products. The TRRP technology underlies each of the ADHD Portfolio core products and can potentially be used in future product development initiatives as well. As of  June 30, 2026, the estimated remaining economic life of these proprietary technology rights is 11.7 years.

Commercialization Rights

As part of the Commercialization Agreement for the exclusive commercialization rights of EXXUA in the United States, the Company capitalizes to the carrying value of intangible assets any contingent payments made that are considered part of the Commercialization Agreement’s total consideration and which are not within the scope of derivative guidance once the contingencies related to these payments are resolved. In December 2025, the commercialization rights were considered placed in service commensurate with the launch date of EXXUA. The Company began amortizing the commercialization rights on a straight-line basis over the estimated life of the asset and, if necessary, the Company will adjust the carrying value of the commercialization rights on a cumulative catch-up basis for any future payments as if the additional capitalized amount had been capitalized on the same date that the intangible asset was placed in service. As of  June 30, 2026, the estimated remaining economic life of the EXXUA commercialization rights is 4.2 years.

Note 8 - Accrued Liabilities

Accrued liabilities consist of the following:

	June 30,
	2026	2025
	(in thousands)
Accrued savings offers	$16,160	$16,092
Accrued customer and product related fees	5,261	4,556
Return reserve	4,866	6,811
Accrued program liabilities	4,841	5,678
Accrued employee compensation	2,782	3,132
Other accrued liabilities	1,295	1,895
Total accrued liabilities	$35,205	$38,164

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

The following table details the change in return reserve for the periods presented:

Return Reserve
(in thousands)
Balance, June 30, 2024	$4,832
Reduction of net revenue	8,563
Payments	(6,584)
Balance, June 30, 2025	6,811
Reduction of net revenue	9,586
Payments	(11,531)
Balance, June 30, 2026	$4,866

Note 9 - Other Liabilities

Other liabilities consist of the following:

	June 30,
	2026	2025
	(in thousands)
Fixed payment arrangements	$—	$3,223
Employee retention credit	3,759	3,759
Operating lease liabilities	1,074	1,122
Other	180	193
Total other liabilities	5,013	8,297
Less: current portion of other liabilities	(239)	(3,379)
Total other liabilities, non-current	$4,774	$4,918

Fixed payment arrangements

Fixed payment arrangements represent obligations to an investor assumed as part of the acquisition of products from Cerecor, Inc. in 2019, including fixed and variable payments.

In May 2022, the Company entered into an agreement with Tris to terminate the license, development, manufacturing and supply agreement dated November 2, 2018, related to Tuzistra XR (the “Tuzistra License Agreement”). Pursuant to such termination the Company accrued a settlement liability, which as of June 30, 2026, had no remaining balance as it was paid in full during the first quarter of fiscal 2026.

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell Karbinal in the United States. The initial term of the agreement was 20 years. The contract included an initial fixed payment arrangement. As of June 30, 2026, the Company no longer had any balances due to Tris related to these fixed payment arrangements. In addition, the Company pays Tris an ongoing royalty equal to 23.5% of net revenue from the product.

Employee Retention Credit

The $3.8 million ERC accrual in other non-current liabilities as of June 30, 2026, represents the proceeds the Company received from the ERC program during the first quarter of fiscal 2024. Please see Note 2 - Summary of Significant Accounting Policies for further detail.

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

The Eclipse Revolving Loan has a potential maximum borrowing base of $14.5 million at an interest rate of the secured overnight financing rate as administered by the SOFR Administrator (the “SOFR”) plus 4.5%, which was temporarily increased by Eclipse Amendment No. 6. pursuant to a $1.5 million incremental advance at an interest rate of the SOFR plus 5.5% (the “Eclipse Incremental Advance”), with repayment and permanent reduction of the Eclipse Incremental Advance commencing on August 1, 2025, and continuing on the first day of each calendar month thereafter, in an amount equal to $125,000 per month, until the Eclipse Incremental Advance has been reduced to $0. In addition, the Company is required to pay an unused line fee of 0.5% of the average unused portion of the maximum Eclipse Revolving Loan amount during the immediately preceding month. The ability to make borrowings and obtain advances of the Eclipse Revolving Loan remains subject to a borrowing base and reserve, and availability blockage requirements. The maturity date, as amended, is June 12, 2029, and the interest rate of the Eclipse Revolving Loan and the Eclipse Incremental Advance was 8.2% and 9.2%, respectively, as of  June 30, 2026.

In the event that, for any reason, all or any portion of the Eclipse Agreement is terminated prior to the scheduled maturity date, in addition to the payment of all outstanding principal and unpaid accrued interest, the Company is required to pay a fee equal to (i) 1.0% of the Eclipse Revolving Loan commitment if such event occurs after June 12, 2026, but on or before June 12, 2027, and (ii) 0.5% of the Eclipse Revolving Loan commitment if such event occurs after June 12, 2027, but on or before June 12, 2029. The Company may also be required to pay an early termination fee related to the Eclipse Term Loan as further described in Note 11 - Debt. The Company may permanently terminate the Eclipse Agreement upon written notice to Eclipse.

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Eclipse Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restrict the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make asset sales without the prior written consent of Eclipse. A failure to comply with these covenants could permit Eclipse to declare the Company’s obligations under the Eclipse Agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of  June 30, 2026, the Company was in compliance with the covenants under the Eclipse Agreement. The Company’s obligations under the Eclipse Agreement are secured by substantially all of the Company’s assets, as defined further in the Eclipse Agreement.

The Company allocated debt issuance costs of $0.1 million to the Eclipse Revolving Loan as a result of Eclipse Amendment No. 6, bringing to the total unamortized debt issuance costs related to the Eclipse Revolving Loan as the date of the Eclipse Amendment No. 6 to $0.2 million, which is amortized straight-line over the term of the loan. Total interest expense on the Eclipse Revolving Loan, including amortization of deferred financing costs, was $0.4 million and $0.2 million for the years ended  June 30, 2026, and 2025, respectively. As of  June 30, 2026, and 2025, the outstanding amounts drawn on the Eclipse Revolving Loan were $6.1 million and $9.1 million, respectively. Of the $6.1 million outstanding as of  June 30, 2026, $0.1 million relates to the amount outstanding under the Eclipse Incremental Advance, which was paid off in July 2026. The amount available to be borrowed on the Eclipse Revolving Loan as of  June 30, 2026, was $5.2 million.

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

The Eclipse Term Loan incurs interest at a rate of the SOFR plus 7.0%, with a four-year term maturing, as amended, on June 12, 2029, and a straight-line loan amortization period of seven years, which would provide for a loan balance at the end of the four-year term of $5.6 million to be repaid on the maturity date of June 12, 2029. The Company used proceeds from the Eclipse Term Loan and a portion of the proceeds from the exercise of warrants to repay a $15.0 million term loan in full.

In the event that, for any reason, all or any portion of the Eclipse Agreement is terminated prior to the scheduled maturity date, in addition to the payment of all outstanding principal and unpaid accrued interest, the Company is required to pay a fee equal to (i) 2.0% of the Eclipse Term Loan if such event occurs after June 12, 2026, but on or before June 12, 2027, (ii) 1.0% of the Eclipse Term Loan if such event occurs after June 12, 2027, but on or before June 12, 2028, and (iii) 0.5% of the Eclipse Term Loan if such event occurs after June 12, 2028, but on or before June 12, 2029. The Company may also be required to pay an early termination fee related to the Eclipse Revolving Loan as further described in Note 10 - Revolving Credit Facility. The Company may permanently terminate the Eclipse Agreement upon written notice to Eclipse. The Company’s obligations under the Eclipse Agreement are secured by substantially all of the Company’s assets, as further defined in the Eclipse Agreement.

The Eclipse Agreement contains customary affirmative covenants, negative covenants and events of default, as defined in the Eclipse Agreement, including covenants and restrictions that, among other things, require the Company to satisfy certain capital expenditure limitations and other financial covenants, and restricts the Company’s ability to incur liens, incur additional indebtedness, make certain dividends and distributions with respect to equity securities, engage in mergers and acquisitions or make certain asset sales without the prior written consent of the Eclipse Lender. A failure to comply with these covenants could permit the Eclipse Lender to declare the Company’s obligations under the agreement, together with accrued interest and fees, to be immediately due and payable, plus any applicable additional amounts relating to a prepayment or termination, as described above. As of  June 30, 2026, the Company was in compliance with the covenants under the Eclipse Agreement.

The Company recorded debt discount and allocated debt issuance costs of less than $0.1 million to the Eclipse Term Loan as a result of Eclipse Amendment No. 6, bringing to the total unamortized debt discount and debt issuance costs related to the Eclipse Term Loan as of the date of the Eclipse Amendment No. 6, to $0.2 million, which is amortized over the term of the loan using the effective interest method. The Company incurred interest expense on the Eclipse Term Loan, including debt discount and issuance costs amortization of $1.4 million and $1.5 million for the years ended  June 30, 2026, and 2025, respectively. The interest rate on the Eclipse Term Loan was 10.7% as of  June 30, 2026.

Debt consists of the following:

	June 30,
	2026	2025
	(in thousands)
Term loan principal amount	$11,143	$13,000
Unamortized debt discount and issuance costs	(185)	(248)
Total debt	10,958	12,752
Less: current portion of debt	(1,857)	(1,857)
Total debt, net of current portion	$9,101	$10,895

Future principal payments of debt are as follows:

June 30,
(in thousands)
2027	$1,857
2028	1,857
2029	7,429
Total future principal payments	11,143
Less: unamortized debt discount and issuance costs	(185)
Less: current portion of debt	(1,857)
Total debt, net of current portion	$9,101

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

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, derivative warrant liabilities, fixed payment arrangements and current and non-current debt. The carrying amounts of certain short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to their short maturities. Current and non-current debt are reported at their amortized costs on the Company’s consolidated balance sheets. The remaining financial instruments are reported on the Company’s consolidated balance sheets at amounts that approximate current fair values. The Company’s policy is to recognize transfers in and/or out of fair value hierarchy as of the date in which the event or change in circumstances caused the transfer. There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

Recurring Fair Value Measurement

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026, and 2025, by level within the fair value hierarchy:

	Fair Value at	Fair Value Measurements at June 30, 2026
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$1,199	$—	$—	$1,199
Total	$1,199	$—	$—	$1,199

	Fair Value at	Fair Value Measurements at June 30, 2025
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Liabilities:
Derivative warrant liabilities	$26,334	$—	$—	$26,334
Total	$26,334	$—	$—	$26,334

Cash and cash equivalents in the consolidated balance sheets include bank deposits and money market funds and reflect their fair value at Level 1 in the fair value hierarchy.

Non-Recurring Fair Value Measurement

The Company’s financial assets and liabilities that were accounted for at fair value on a non-recurring basis during the years ended June 30, 2026, and 2025, were fixed payment arrangements and intangible assets.

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

Based on the Company’s impairment analyses for fiscal 2026 and 2025, the Company did not record an impairment charge for the year ended June 30, 2026, and the Company recorded an impairment charge of $8.3 million on intangible assets during the year ended  June 30, 2025. Valuation of intangible assets involves significant Level 3 inputs in estimating their fair values. These input assumptions included revenue growth rates, forecasted earnings before interest, taxes, depreciation, and amortization margins, and the selection of a discount rate. These assumptions may be affected by expectations about future market or economic conditions. See Note 2 - Summary of Significant Accounting Policies and Note 7 - Intangible Assets, for further discussion of the Company’s intangible assets.

Summary of Level 3 Input Changes

The following table sets forth a summary of changes to those fair value measures using Level 3 inputs for the periods presented:

Derivative
Warrant Liabilities
(in thousands)
Balance as of June 30, 2024	$12,745
Issued (1)	12,349
Settlements (2)	(463)
Included in earnings	1,703
Balance as of June 30, 2025	26,334
Reclassification of derivative warrant liabilities to equity (3)	(26,412)
Settlements (4)	(3,457)
Included in earnings	4,734
Balance as of June 30, 2026	$1,199

(1)	Relates to the June 2025 issuance of 8,233,332 prefunded warrants at a public offering price of $1.4999 to purchase 8,233,332 shares of the Company’s common stock at an exercise price of $0.0001 per share (see Note 14 - Stockholders’ Equity and Note 16 - Warrants for further detail).
(2)	Relates to the exercise of 176,000 prefunded warrants during the first quarter of fiscal 2025, which were liability classified and exercised at a price of $0.0001 per share.
(3)

Relates to the Company amending and restating certain warrants and prefunded warrants, which resulted in them being reclassified from liability classified to equity classified on March 31, 2026 (see Note 16 - Warrants for further detail).

(4)	Relates to the exercise of 1,485,000 prefunded warrants, which were liability classified and exercised at a price of $0.0001 per share.

Level 3 Inputs

Significant assumptions as of June 30, 2026, used in valuing the derivative warrant liabilities, marked to market, were as follows:

	June 2023 Tranche A Warrants	Warrants Other (1)
	Monte Carlo & Black-Scholes	Black-Scholes
Aytu closing stock price	$2.15	$2.15
Equivalent term (years)	2.0	0.59 - 1.19
Expected volatility	67.8%	61.3% - 62.6%
Risk-free rate	4.1%	4.0%
Dividend yield	0%	0%

(1)	Includes all liability classified warrants and prefunded warrants except the June 2023 Tranche A Warrants (see Note 16 - Warrants for further information).

Note 13 - Income Taxes

For the years ended June 30, 2026, and 2025, there was insignificant income tax expense and $0.4 million of income tax expense from continuing operations, which was an effective tax rate of negative 0.1% and negative 3.2%, respectively. This income tax expense was primarily driven by Section 382 limitation of the IRC on pre-Tax Cuts and Jobs Act (the “TCJA”) and post-TCJA net operating loss (“NOL”) utilization, as further described below, coupled with existing valuation allowances. As of  June 30, 2026, and 2025, the Company had $0.2 million and $0.3 million of deferred tax assets (“DTAs”), net of valuation allowance from continuing operations, respectively, included in other non-current assets and $0.2 million and $0.3 million of deferred tax liabilities (“DTLs”) from continuing operations, respectively, included in other non-current liabilities. As of June 30, 2026, and 2025, the Company had $1.3 million and $1.1 million of prepaid income taxes included in prepaid expenses and other current assets recorded in the Company's consolidated balance sheets.

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

As part of the Company’s Section 382 analysis, an ownership change was determined to have occurred in March 2022 at a point in time when the Company had a net unrealized built-in gain. As such, the NOL generated during that period has been allocated and the post-change NOL (approximately $12 million) was determined to be fully available to offset fiscal 2023 pre-change income subject to the 80% limitation. The Company also determined that an ownership change occurred in June 2023 at a time when the Company was in a net unrealized built-in loss position. As a result of the Section 382 analysis, the Company had $10.5 million of cumulative disallowed recognized built-in losses that were carried forward as a net operating loss as of  June 30, 2025. These operating loss carryovers are subject to the June 2023 Section 382 limitation.

The Company had federal net operating losses of $452.2 million as of  June 30, 2026, which are subject to limitation (as described above). Of the available federal net operating losses, $163.4 million can be carried forward indefinitely, and $288.8 million will completely expire in 2037 as a result of the ownership change. As of  June 30, 2026, the Company had research and development credits of $2.9 million, which began to expire in 2025 and are also subject to the Section 382 limitation. The available state net operating losses, if not utilized to offset taxable income in future periods, began to expire in 2025 and will completely expire in 2041.

As of June 30, 2026, the Company had various state NOL carryforwards. The determination of the state NOL carryforwards is dependent on apportionment percentages and state laws that can change from year to year and impact the amount of such carryforwards.

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

The provision for income taxes consisted of the following:

	Year Ended June 30,
	2026	2025
	(in thousands)
Current:
Federal	$(45)	$(215)
State	66	652
Income tax expense	$21	$437

Income tax expense resulting from applying statutory rates in jurisdictions in which the Company is taxed (federal and various states) differs from the income tax expense in the consolidated financial statements. A reconciliation of the United States federal statutory income tax rates to the Company’s effective tax rate is as follows.

	Year Ended June 30,
	2026		2025
	(in thousands, except tax rate)
Tax at statutory rate	$(2,989)	21.0%	$(2,897)	21.0%
State income taxes, net of federal benefit	52	(0.3)%	26	(0.2)%
Stock-based compensation expense	—	0.0%	22	(0.1)%
Change in valuation allowance	(12,840)	90.2%	2,465	(17.9)%
Innovus sale adjustment	14,048	(98.7)%
Permanent differences
Gain on derivative warrant liability	994	(7.0)%	—	0.0%
Other permanent differences	131	(0.9)%	—	0.0%
Other	625	(4.4)%	821	(6.0)%
Income tax expense	$21	(0.1)%	$437	(3.2)%

For the year ended June 30, 2026, state taxes in Tennessee and Texas made up the majority (greater than 50%) of the state income taxes, net of federal benefit.

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences, which comprise the deferred tax assets and liabilities, are as follows:

	June 30,
	2026	2025
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$103,080	$119,782
Interest	5,750	5,101
Accrued rebates	3,619	4,478
Capital loss carryforward	5,788	—
Research and development credits	2,406	2,416
Stock-based compensation expense	780	1,362
Intangible assets	337	1,187
Accrued expenses	621	642
Section 174 capitalization	—	864
Inventory	1,076	557
Lease liability	253	266
Fixed assets	74	62
Other	119	87
Total deferred tax assets	123,903	136,804
Less: valuation allowance	(123,703)	(136,552)
Deferred tax assets, net of valuation allowance	200	252

Deferred tax liabilities:
ROU asset	(200)	(252)
Total deferred tax liabilities	(200)	(252)
Net deferred tax liabilities	$—	$—

The Company has recorded a valuation allowance of $123.7 million and $136.6 million as of  June 30, 2026, and 2025, respectively, to reserve its net DTAs. In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, carryback opportunities and tax planning strategies in making the assessment. The Company believes it is more likely than not that it will realize the benefits of these deductible differences, net of the valuation allowance provided.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company has no accrued interest related to its uncertain tax positions as they all relate to timing differences that would adjust the Company’s NOL, interest expense carryover or research and development credit carryover and therefore do not require recognition. As a result of these timing differences, as of  June 30, 2026, and 2025 the Company had gross unrecognized tax benefits related to uncertain tax positions of $0.5 million and $0.5 million, respectively. Changes in unrecognized benefits in any given year are recorded as a component of deferred tax expense.

A tabular roll-forward of the Company’s gross unrecognized tax benefit related to uncertain tax positions is below.

	June 30,
	2026	2025
	(in thousands)
Beginning balances	$518	$1,313
Decrease resulting from current period tax positions	(1)	(795)
Increase resulting from current period tax positions	—	—
Ending balances	$517	$518

The change in the Company’s gross unrecognized tax benefits relates to filed method changes with the IRS for the tax return year ending June 30, 2025. Additionally, certain of the Company’s acquired legal entities pre-acquisition tax years are subject to the same general statute of limitations, resulting in its tax years back to 2005 being subject to examination.

The income tax expense (benefit) allocated to continuing operations and discontinued operations for the years ended June 30, 2026, and 2025, were as follows:

	Year Ended June 30,
	2026	2025
	(in thousands)
Continuing operations income tax expense	$21	$437
Discontinued operations income tax benefit	—	(17)
Income tax expense	$21	$420

See Note 20 - Discontinued Operations for further detail on the Company’s discontinued operations related to the wind down and divestiture of its Consumer Health business.

For the year ended June 30, 2026, cash payments for income taxes of $211 thousand included $69 thousand paid to Tennessee, $48 thousand paid to North Carolina, $29 thousand paid to Georgia, $16 thousand paid to Florida, $10 thousand paid to Texas, and $39 thousand paid to all other jurisdictions.

The One Big Beautiful Bill Act

The enactment of the One Big Beautiful Bill Act (the “OBBBA”) includes significant provisions, such as the permanent extension of certain expiring provisions of the TCJA, allowing for accelerated tax deductions for qualified property and research expenditures, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in calendar year 2025 and others implemented through calendar year 2027. The income tax provision considers the impacts to the Company’s deferred tax assets and liabilities on the consolidated balance sheet as of  June 30, 2026, including deferred tax assets for interest, fixed assets and section 174 capitalization.

Note 14 - Stockholders’ Equity

The Company has 50.0 million shares of preferred stock authorized with a par value of $0.0001 per share and no preferred shares issued and outstanding. The Company has 200.0 million shares of common stock authorized with a par value of $0.0001 per share and as of  September 15, 2026, June 30, 2026, and June 30, 2025, the Company had 10,866,708, 10,728,208 and 8,976,913 shares of common stock issued and outstanding, respectively. As of June 30, 2026, included in common stock outstanding are 213,083 shares of unvested restricted stock issued to directors, executives and employees.

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

In June 2025, the Company raised gross proceeds of $16.6 million from the issuance of (i) 2,806,668 shares of its common stock, at a public offering price of $1.50 (the “June 2025 Common Stock”), and 8,233,332 prefunded warrants at a public offering price of $1.4999 to purchase 8,233,332 shares of its common stock at an exercise price of $0.0001 per share (the “June 2025 Prefunded Warrants”). The Company received $14.8 million in proceeds net of underwriting commissions and offering expenses and is using the net proceeds from the offering for working capital, general corporate purposes and the commercialization of EXXUA.

Note 15 - Equity Incentive Plan

2023 Equity Incentive Plan

On May 18, 2023, the Company’s stockholders approved the adoption of the Aytu BioPharma, Inc. 2023 Equity Incentive Plan (the “2023 Equity Incentive Plan”), which replaced all previous plans. For the 2023 Equity Incentive Plan, the stockholders approved (a) 200,000 new shares; (b) 87,155 shares “rolled over” to the 2023 Equity Incentive Plan from plans replaced by the 2023 Equity Incentive Plan; and (c) any shares that are returned to the Company under plans replaced by the 2023 Equity Incentive Plan to be added to the 2023 Equity Incentive Plan. On May 21, 2025, the Company’s stockholders approved an amendment (the “Plan Amendment”) to the 2023 Equity Incentive Plan. The Plan Amendment increased the number of shares reserved for issuance under the 2023 Equity Incentive Plan by 300,000 shares to bring the total number of shares reserved for issuance under the 2023 Equity Incentive Plan to 500,000 shares, not including unissued shares from available awards under prior plans or any returned shares. The Plan Amendment became effective immediately upon approval by the Company’s stockholders and the Company registered the 300,000 shares pursuant to a registration statement on Form S-8 filed with the SEC on September 23, 2025. With the approval of the 2023 Equity Incentive Plan, no additional awards will be granted under any previous plan. All outstanding awards previously granted under previous stock incentive plans will remain outstanding and subject to the terms of the plans.

Stock options granted under the 2023 Equity Incentive Plan and previous plans typically have contractual terms of 10 years or less from the grant date and a vesting period ranging from one to four years. The restricted stock and restricted stock units granted under the 2023 Equity Incentive Plan typically have a vesting period of three to four years and restricted stock and restricted stock units granted from previous plans typically have a vesting period ranging from four to 10 years and four years, respectively. As of June 30, 2026, the Company had 140,467 shares available for grant under the 2023 Equity Incentive Plan.

Stock Options

During the year ended June 30, 2026, no stock options were granted. As of  June 30, 2026, there was $0.1 million of total unrecognized compensation cost adjusted for estimated forfeitures, related to non-vested stock options granted by the Company, which is expected to be recognized over a weighted-average period of 1.3 years.

During the year ended June 30, 2025, 87,500 stock options were granted. The weighted-average grant date fair value of options granted during the year ended June 30, 2025, was $1.83. As of  June 30, 2025, there was $0.1 million of total unrecognized compensation cost adjusted for estimated forfeitures, related to non-vested stock options granted by the Company.

Stock option activity during the year ended June 30, 2026, is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Options	Exercise Price	Life in Years
Outstanding at June 30, 2025	211,618	$4.51	8.3
Granted	—	$—	—
Forfeited/cancelled	(2,792)	$1.99	—
Expired	(6,561)	$10.35	—
Outstanding at June 30, 2026	202,265	$4.36	7.4

Exercisable at June 30, 2026	161,529	$5.00	7.2

The following table details the options outstanding as of  June 30, 2026, by range of exercise prices:

			Weighted-
			Average
			Remaining
		Weighted-	Contractual
Range of	Number of	Average	Life of	Number of	Weighted-
Exercise	Options	Exercise	Options	Options	Average
Prices	Outstanding	Price	Outstanding	Exercisable	Exercise Price
$1.69	3,000	$1.69	8.6	1,000	$1.69
$1.73	84,500	$1.73	7.1	80,645	$1.73
$1.84	76,746	$1.84	8.3	41,865	$1.84
$2.53 - $290.00	38,019	$15.49	6.0	38,019	$15.49
	202,265	$4.36	7.4	161,529	$5.00

Restricted Stock

During the year ended June 30, 2026, the Company granted a total of 276,295 shares of restricted stock, with certain accelerated vesting conditions, to members of its non-employee directors and its management team pursuant to the 2023 Equity Incentive Plan, that vest between one year and three years from the grant date, subject to continuing service to the Company through each vesting date. These restricted stock grants have a weighted-average grant date fair value of $1.92 per share. As of June 30, 2026, there was $0.7 million of total unrecognized compensation costs adjusted for estimated forfeitures, related to non-vested restricted stock granted under the Company’s equity incentive plan. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years.

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

Restricted stock activity under the 2023 Equity Incentive Plan is as follows:

		Weighted-
		Average Grant
	Number of	Date Fair
	Shares	Value
Unvested at June 30, 2025	32,912	$69.81
Granted	276,295	$1.92
Vested	(86,124)	$2.04
Forfeited/cancelled	(10,000)	$1.90
Unvested at June 30, 2026	213,083	$12.36

As of  June 30, 2026, there were four shares of unvested restricted stock that were granted outside of equity compensation plans approved by security holders. These shares vested on  July 7, 2026.

Restricted Stock Units

For the years ended June 30, 2026, and 2025, the Company did not grant any restricted stock units and there were no remaining unvested restricted stock units as of  June 30, 2026.

Stock-based compensation expense related to the fair value of stock options, restricted stock and restricted stock units were included in the consolidated statements of operations as set forth in the below table:

	Year Ended
	June 30,
	2026	2025
	(in thousands)
Cost of goods sold	$—	$2
Research and development	—	11
Selling and marketing	27	61
General and administrative	664	502
Total stock-based compensation expense	$691	$576

Note 16 - Warrants

The Company has engaged in several different types of equity financings throughout its history, some of which have resulted in the Company issuing warrants and prefunded warrants. Equity classified warrants are valued using a Black-Scholes option pricing model at issuance and are not remeasured. Liability classified warrants are carried at fair value using either the Black-Scholes option pricing model or the Monte Carlo simulation model. Outstanding warrants that are classified as derivative warrant liabilities in the consolidated balance sheets are marked to market at each reporting period, with the change in the fair value recorded as a gain or loss on remeasurement and reported as a component of cash flows from operations (see Note 12 - Fair Value Measurements for further detail).

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

On March 31, 2026, the Company and the Investors, as applicable, entered into (i) an Amended and Restated June 2023 Tranche A Warrant (“Amended 2023 Tranche A Warrant”), (ii) an Amended and Restated June 2023 Prefunded Warrant (“Amended 2023 Prefunded Warrant”) and (iii) an Amended and Restated June 2025 Prefunded Warrant (“Amended 2025 Prefunded Warrant”), pursuant to which the Company canceled the previously issued June 2023 and June 2025 Warrants and issued to the Investors, as applicable, an Amended 2023 Tranche A Warrant, an Amended 2023 Prefunded Warrant and an Amended 2025 Prefunded Warrant, with revised Blockers.  Under the Blockers that were included in the June 2023 and June 2025 Warrants prior to their amendment on March 31, 2026, it was unclear whether the Company’s stockholders could vote to amend or change the Blockers.  The amendments clarified that the Blockers could not be amended or modified by a vote of the Company’s stockholders. As a result, the Company concluded that the amended warrants met the requirements for equity classification. Accordingly, the related derivative warrant liabilities of $26.4 million were reclassified to stockholders’ equity on March 31, 2026.

The number of warrants and prefunded warrants outstanding as of  June 30, 2026, is as follows:

			Remaining
	Number		Contractual
Description	Outstanding	Exercise Price	Life in Years (5)	Type	Classification
January 2022 Warrants (1)	122,092	$8.60	0.6	Warrant	Liability
March 2022 Warrants (1)	333,300	$26.00	1.2	Warrant	Liability
August 2022 Warrants (1)	1,191,811	$2.32	1.1	Warrant	Liability
June 2023 Tranche A Warrants (2)	543,478	$1.59	2.0	Warrant	Liability
Amended 2023 Tranche A Warrants (2)	1,630,434	$1.59	2.0	Warrant	Equity
Amended 2023 Prefunded Warrants (3)	2,060,651	$0.0001	N/A	Prefunded Warrant	Equity
Amended 2025 Prefunded Warrants (4)	6,748,332	$0.0001	N/A	Prefunded Warrant	Equity
Total outstanding June 30, 2026	12,630,098

(1)	Each of these warrants is exercisable at any time for one share of the Company’s common stock on a one-for-one basis under the terms of the agreements between the Company and the investors.
(2)

In June 2023, the Company issued these tranche A warrants to purchase 2,173,912 shares of common stock (the “Tranche A Warrants”), which may be exercised on a one-for-one basis at any time subject to certain limitations as defined in the agreements between the Company and the investors, for either shares of common stock at an exercise price of $1.59 per share or for prefunded warrants at an exercise price of $1.5899 per prefunded warrant to purchase common stock at a future exercise price of $0.0001 per share. The June 2023 Tranche A Warrants will expire upon the earlier of June 2028 or 30 days following the closing price of the Company’s common stock equaling 200% of the exercise price ($3.18 per share) for at least 40 consecutive trading days. As discussed above, on March 31, 2026, a total of 1,630,434 of the June 2023 Tranche A Warrants were canceled and issued to the Investors, as applicable, as Amended 2023 Tranche A Warrants, which resulted in their reclassification from liability classified to equity classified.  A total of 543,478 of the June 2023 Tranche A Warrants were not amended and thus remain liability classified.

(3)

As discussed above, on March 31, 2026, a total of 2,060,651 prefunded warrants related to the Company's public equity offering completed in June 2023 were canceled and issued to the Investors, as applicable, as Amended 2023 Prefunded Warrants, which resulted in their reclassification from liability classified to equity classified.  Each of these Amended 2023 Prefunded Warrants is exercisable at any time for one share of the Company’s common stock on a one-for-one basis under the terms of the agreements between the Company and the Investors.

(4)

In June 2025, the Company raised gross proceeds of $16.6 million from the issuance of the June 2025 Common Stock and the June 2025 Prefunded Warrants. The June 2025 Prefunded Warrants had a fair value of approximately $12.3 million at issuance and were originally classified as derivative warrant liabilities. There was $1.3 million of issuance costs allocated to the June 2025 Prefunded Warrants.  The June 2025 Prefunded Warrants were able to be exercised on a one-for-one basis at any time subject to certain limitations as defined in the agreements between the Company and the Investors. During fiscal 2026 a total of 1,485,000 of the June 2025 Prefunded Warrants were exercised to 1,485,000 shares of common stock.  See Note 12 - Fair Value Measurements and Note 14 - Stockholders’ Equity for further detail.  As discussed above, on March 31, 2026, all of the remaining June 2025 Prefunded Warrants were canceled and issued to the Investors, as applicable, as Amended 2025 Prefunded Warrants, which resulted in their reclassification from liability classified to equity classified. Each of the Amended 2025 Prefunded Warrants is exercisable at any time for one share of the Company’s common stock on a one-for-one basis under the terms of the agreements between the Company and the Investors.

(5)	None of the Company’s outstanding prefunded warrants has an expiration date.

Outstanding warrants that are classified as derivative warrant liabilities in the consolidated balance sheets are marked to market at each reporting period (see Note 12 - Fair Value Measurements for further detail).

A summary of warrant activity, excluding prefunded warrants, during the year ended June 30, 2026, is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average	Contractual
	Warrants	Exercise Price	Life in Years
Outstanding June 30, 2025 (1)	3,836,686	$4.76	2.6
Equity classified warrants expired	(15,571)	N/A	N/A
Outstanding June 30, 2026 (2)	3,821,115	$4.17	1.6

(1)	The number of warrants, excluding prefunded warrants, outstanding as of June 30, 2025, is comprised of 3,821,115 liability classified warrants and 15,571 equity classified warrants.
(2)	The number of warrants, excluding prefunded warrants, outstanding as of June 30, 2026, is comprised of 2,190,681 liability classified warrants and 1,630,434 equity classified warrants.

A summary of prefunded warrant activity during the year ended June 30, 2026, is as follows:

	Number of	Weighted-
	Prefunded	Average
	Warrants	Exercise Price
Outstanding June 30, 2025	10,293,983	$0.0001
Prefunded warrants exercised (1)	(1,485,000)	$0.0001
Outstanding June 30, 2026	8,808,983	$0.0001

(1)	During fiscal 2026, a total of 1,485,000 of the June 2025 Prefunded Warrants were exercised to 1,485,000 shares of common stock. See Note 12 - Fair Value Measurements for further detail.

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

The expense associated with the closure of the Grand Prairie, Texas manufacturing site such as severance and employee benefits and exit and disposal activities are included in restructuring costs in the consolidated statements of operations. There have been no inventory write-downs associated with this closure. No such costs were incurred during the year ended June 30, 2026. During the years ended June 30, 2025, the Company incurred $2.1 million of costs associated with exit and disposal activities related to its previously announced operational realignment and related costs. The Company does not expect to incur additional significant restructuring costs.

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

Pediatric Portfolio

The Tris Karbinal Agreement grants the Company exclusive right to distribute and sell Karbinal in the United States. The initial term of the agreement was 20 years. The contract included an initial fixed payment arrangement. As of June 30, 2026, the Company no longer had any balances due to Tris related to these fixed payment arrangements. In addition, the Company pays Tris a royalty equal to 23.5% of net revenue from the product.

Operating Leases

In June 2024, the Company entered into a forward-starting operating lease agreement to lease office space in Berwyn, Pennsylvania from the owner of the office space that the Company was renting that same space under a sublease arrangement. The Company determined that it is an operating lease, and that lease commencement occurred in July 2024. The initial lease termination date is July 31, 2030, and under the lease agreement the Company has one five-year renewal option to extend the lease through July 2035. Undiscounted minimum monthly rent payments average approximately $13,000 over the initial term of the lease. Variable lease payments are expensed as incurred.

In May 2023, the Company entered into an operating lease agreement to relocate its principal office to Denver, Colorado. The initial lease termination date is March 31, 2029, and under the lease agreement the Company has one five-year renewal option to extend the lease through March 2034. Undiscounted minimum monthly rent payments average approximately $15,500 over the initial term of the lease. Variable lease payments are expensed as incurred.

Legal Matters

Granules Paragraph IV

On October 31, 2024, the Company received a Paragraph IV Certification Notice Letter (the “Notice Letter”) from Granules Pharmaceuticals, Inc. (“Granules”), stating that it intends to market a generic version of Adzenys before the expiration of all patents currently listed in the FDA’s publication of approved drug products with therapeutic equivalence evaluations (the “Orange Book”). The Notice Letter states that Granules’ NDA for the generic version of Adzenys contains a Paragraph IV certification alleging that these patents are not valid, not enforceable, and/or will not be infringed by the commercial manufacture, use or sale of the generic version of Adzenys. On December 11, 2024, the Company filed a patent infringement lawsuit against Granules which triggered a stay precluding the FDA from approving Granules’ NDA for a generic version of Adzenys for up to 30 months or entry of judgment holding the patents invalid, unenforceable, or not infringed, whichever occurs first. On January 7, 2025, Granules submitted an answer to the complaint. This litigation is ongoing, with trial originally scheduled to begin on December 7, 2026, now rescheduled to January 12, 2027. The Company plans to vigorously enforce its intellectual property rights related to Adzenys.

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

Note 19 - License Agreements

Teva

On December 21, 2018, the Company and Teva Pharmaceuticals USA, Inc. (“Teva”) entered into an agreement granting Teva a non-exclusive license to certain patents owned by Neos by which Teva has the right to manufacture and market its generic version of Cotempla under an abbreviated new drug application (“ANDA”) filed by Teva beginning on July 1, 2026. The ANDA was approved by the FDA on June 19, 2020.

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

The accounting requirements for reporting the Consumer Health business as a discontinued operation were met when the wind down and divestiture was completed on July 31, 2024. Accordingly, the accompanying consolidated financial statements for all periods presented reflect this business as a discontinued operation. There were no assets or liabilities classified as discontinued operations on the accompanying consolidated balance sheets as of  June 30, 2026 and 2025. The Company elected to record the contingent consideration portion of the arrangement when the consideration is determined to be realizable and, therefore, the Company did not record a contingent consideration asset at the transaction date.

There was no income from discontinued operations for the year ended  June 30, 2026. The key components of income from discontinued operations, net of tax for the year ended  June 30, 2025, were as follows:

Year Ended
June 30,
2025
(in thousands)
Net revenue	$717
Cost of goods sold	(358)
Selling and marketing	(155)
General and administrative	(7)
Recognized contingent consideration	660
Loss on divestiture	(254)
Income from discontinued operations before income taxes	603
Income tax benefit	17
Net income from discontinued operations, net of tax	$620

Note 21 - Subsequent Events

The Company evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through September 22, 2026, the date the consolidated financial statements were issued and included in this Annual Report on Form 10-K. Other than the matters described below and elsewhere in this Annual Report, the Company concluded that there were no subsequent events requiring recognition or disclosure in the consolidated financial statements.

Cotempla Authorized Generic

Pursuant to the Company's license agreement with Teva, Teva's right to manufacture and market an authorized generic version of Cotempla commenced on July 1, 2026 (see Note 19 - License Agreements for further detail). The Company is unable to estimate the financial effect on future net revenue at this time.

Eclipse Incremental Advance

In July 2026, the Company repaid in full the remaining $0.1 million outstanding balance of the Eclipse Incremental Advance under the Eclipse Revolving Loan (see Note 10 - Revolving Credit Facility for further detail).

No other events have occurred subsequent to June 30, 2026, and through the issuance date of these consolidated financial statements that would require recognition or disclosure in the consolidated financial statements.

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

As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, at reasonable assurance levels, in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Accordingly, we believe that the financial statements presented in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented herein.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 framework).

Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2026.

Grant Thornton LLP, the independent registered public accounting firm that audited the Company’s financial statements included in this Annual Report, was not required to issue an attestation report on the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or executive officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the information provided in the Company’s Definitive Proxy Statement on Schedule 14A for the 2027 annual meeting of stockholders, to be filed within 120 days from  June 30, 2026.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information provided in the Company’s Definitive Proxy Statement on Schedule 14A for the 2027 annual meeting of stockholders, to be filed within 120 days from  June 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information provided in the Company’s Definitive Proxy Statement on Schedule 14A for the 2027 annual meeting of stockholders, to be filed within 120 days from June 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the information provided in the Company’s Definitive Proxy Statement on Schedule 14A for the 2027 annual meeting of stockholders, to be filed within 120 days from June 30, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the information provided in the Company’s Definitive Proxy Statement on Schedule 14A for the 2027 annual meeting of stockholders, to be filed within 120 days from June 30, 2026.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a)(2) Financial Statements

The following documents are filed as part of this Annual Report:

(b) Exhibits

Exhibit No.	Description	Registrant’s Form	Date Filed	Exhibit Number
2.1	Agreement and Plan of Merger, dated as of September 12, 2019, by and among Aytu BioScience, Inc., Aytu Acquisition Sub, Inc. and Innovus Pharmaceuticals, Inc.	8-K	09/18/19	2.1

2.2	Asset Purchase Agreement, dated October 10, 2019, by and between Aytu Bioscience, Inc. and Cerecor Inc.	8-K	10/15/19	2.1

2.3	Agreement and Plan of Merger, dated as of December 10, 2020, by and among Aytu BioScience, Inc., Neutron Acquisition Sub, Inc. and Neos Therapeutics, Inc.	8-K	12/10/20	2.1

3.1	Certificate of Incorporation effective, June 3, 2015.	8-K	06/09/15	3.1

3.2	Certificate of Amendment of Certificate of Incorporation, effective June 1, 2016.	8-K	06/02/16	3.1

3.3	Certificate of Amendment of Certificate of Incorporation, effective June 30, 2016.	8-K	07/01/16	3.1

3.4	Certificate of Amendment of Certificate of Incorporation, effective August 25, 2017.	8-K	08/29/17	3.1

3.5	Certificate of Amendment to the Restated of Certificate of Incorporation, effective August 10, 2018.	8-K	08/10/18	3.1

3.6	Certificate of Amendment to the Restated Certificate of Incorporation, effective May 20, 2020.	10-K	09/26/24	3.6

3.7	Certificate of Amendment to the Restated Certificate of Incorporation, effective December 8, 2020.	8-K	12/08/20	3.1

3.8	Certificate of Amendment of Certificate of Incorporation, effective March 22, 2021.	8-K	03/22/21	3.1

3.9	Certificate of Amendment of Certificate of Incorporation, effective January 6, 2023.	8-K	01/25/23	3.1

3.10	Amended and Restated Bylaws.	8-K	05/09/22	3.1

4.1	Form of Prefunded Common Stock Purchase Warrant.	8-K	03/04/22	4.1

4.2	Form of Common Stock Purchase Warrant.	8-K	03/04/22	4.2

4.3	Form of Pre-Funded Warrant.	8-K	08/10/22	4.1

4.4	Form of Common Warrant.	8-K	08/10/22	4.2

4.5	Form of Pre-Funded Warrant.	S-1/A	06/05/23	4.10

4.6	Form of Tranche A Warrant.	S-1/A	06/05/23	4.11

4.7	Description of Securities.	10-K	09/27/22	4.9

4.8	Form of Prefunded Warrant.	S-1	06/02/25	4.13

10.1	Loan and Security Agreement, by and between Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC, and Neos Therapeutics, LP, Neos Therapeutics Commercial, LLC, PharmaFab Texas, LLC, and Encina Business Credit, LLC, dated October 2, 2019.	8-K	10/03/19	10.1

10.2	Commitment Letter, dated as of December 10, 2020, by and among Aytu BioScience, Inc., Neos Therapeutics, Inc. and Encina Business Credit, LLC.	8-K	12/10/20	10.3

10.3	Consent, Waiver and Amendment No. 1 to Loan and Security Agreement, by and among Aytu BioScience, Inc., Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC, Neos Therapeutics, LP, Neos Therapeutics Commercial, LLC, PharmaFab Texas, LLC, and Encina Business Credit, LLC, dated March 19, 2021.	8-K	03/22/21	10.2

10.4&	Consent, Joinder and Second Amendment to Loan and Security Agreement dated January 26, 2022 between the registrant and Eclipse Business Capital LLC.	10-Q	02/14/22	10.3

10.5	Amendment No. 4 to Loan and Security Agreement by and among Neos Therapeutics, Inc., Neos Therapeutics Brands, LLC, Neos Therapeutics, LP, Neos Therapeutics Commercial, LLC, PharmaFab Texas, LLC, Aytu Therapeutics, LLC, Innovus Pharmaceuticals, Inc., Semprae Laboratories, Inc., Novalere, Inc., Delta Prime Savings Club, Inc. and Eclipse Business Capital LLC, dated March 24, 2023.	10-Q	05/11/23	10.1

10.6&	Consent, Joinder and Amendment No. 5 to Loan and Security Agreement dated June 12, 2024, between Aytu BioPharma, Inc., the Obligors and lenders party thereto and Eclipse Business Capital LLC as agent.	8-K	06/18/24	10.1

10.7	Term Loan Note dated June 12, 2024.	8-K	06/18/24	10.2

10.8	Second Amended and Restated Revolving Note dated June 12, 2024.	8-K	06/18/24	10.3

10.9&	Amendment No. 6 to Loan and Security Agreement dated June 20, 2025, between the Borrowers and lenders party thereto and Eclipse Business Capital LLC as agent.	8-K	06/23/25	10.1

10.10&	Loan and Security Agreement dated January 26, 2022 between the registrant and the Avenue Capital Lenders and Avenue Capital Agent.	10-Q	02/14/22	10.3

10.11	Second Amendment to Loan Documents by and among Avenue Capital Management II L.P., certain lenders and Aytu BioPharma, Inc., dated March 24, 2023.	10-Q	05/11/23	10.2

10.12	Registration Rights Agreement dated January 26, 2022 between Aytu and each of the warrant holders.	10-Q	02/14/22	10.5

10.13&	Form of Warrant.	10-Q	02/14/22	10.6

10.14	Form of Placement Agency Agreement.	S-1/A	06/05/23	10.42

10.15	Form of Securities Purchase Agreement.	S-1/A	06/05/23	10.43

10.16	Amended and Restated Exclusive License Agreement, dated June 11, 2018, between Aytu BioScience, Inc. and Magna Pharmaceuticals, Inc.	10-K	09/06/18	10.31

10.17&	License, Development, Manufacturing and Supply Agreement, dated November 2, 2018.	10-Q	02/07/19	10.2

10.18	First Amendment to Asset Purchase Agreement with Cerecor, Inc., dated November 1, 2019.	8-K	11/04/19	10.1

10.19	Waiver and Amendment to the July 29, 2019 Amended and Restated License and Supply Agreement, dated November 29, 2019.	8-K	12/02/19	10.1

10.20&	Asset Purchase Agreement, dated July 1, 2020, by and between Aytu BioPharma, Inc. and UAB “Caerus Biotechnologies.”	10-K	09/28/21	10.79

10.21&	Termination Agreement, dated June 29, 2021 by and between Aytu BioPharma, Inc. and Avrio Genetics, LLC.	10-K	09/28/21	10.80

10.22#&	Settlement and Termination of License Agreement between the registrant and TRIS Pharma, Inc., dated May 12, 2022.	10-Q	05/16/22	10.1

10.23&	Commercial Manufacturing Services Agreement by and between the Company and Halo Pharmaceutical, Inc., dated November 13, 2023.	10-Q	02/14/24	10.1

10.24&	Exclusive Commercialization Agreement between the Company and Fabre-Kramer Holdings, Inc., dated June 5, 2025.	10-K	9/23/25	10.24

10.25†	2015 Stock Option and Incentive Plan, as amended on July 26, 2017.	8-K	07/27/17	10.1

10.26†	Aytu BioPharma, Inc. 2023 Equity Incentive Plan.	S-8	06/23/23	10.1

10.27†	Amendment to the Aytu BioPharma, Inc. 2023 Equity Incentive Plan.	8-K	05/21/25	10.1

10.28	Form of Indemnification Agreement.	8-K	07/01/22	10.1

10.29†	Restricted Stock Award Agreement between Aytu BioPharma, Inc. and Mark Oki, effective January 17, 2022.	10-Q	02/14/22	10.2

10.30†	Amended and Restated Employment Agreement by and between Aytu BioPharma, Inc. and Joshua R. Disbrow dated February 13, 2023.	10-K	10/12/23	10.45

10.31†	Amended and Restated Employment Agreement by and between Aytu BioPharma, Inc. and Ryan J. Selhorn dated November 11, 2024.	8-K	11/13/24	10.1

10.32†	Amended and Restated Employment Agreement by and between Aytu BioPharma, Inc. and Jarrett T. Disbrow dated March 20, 2023.	10-K	09/26/24	10.42

10.33†	Amended and Restated Employment Agreement by and between Aytu BioPharma, Inc. and Greg Pyszczymuka dated March 21, 2023.	10-K	10/12/23	10.55

10.34†	Amended and Restated Employment Agreement by and between Aytu BioPharma, Inc. and Mark Oki dated February 13, 2023.	10-K	10/12/23	10.46

10.35†	Separation and Release Agreement by and between Aytu BioPharma, Inc. and Mark K. Oki dated December 1, 2024.	10-Q	02/12/25	10.2

10.36*	Termination of License and Distribution Agreement between Aytu BioPharma, Inc. and Lannett Company, Inc.	10-K	09/22/26	10.36

19.1	Statement of Insider Trading Policy.	10-K	09/26/25	19.1

21.1*	List of Subsidiaries.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (contained on signature page hereto).

31.1*	Certificate of the Chief Executive Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of the Chief Executive Officer and the Chief Financial Officer of Aytu BioPharma, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1†	Executive Compensation Clawback Policy.	10-K	09/26/24	97.1

101 INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101 SCH*	Inline XBRL Taxonomy Schema Linkbase Document.

101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101 DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document.

101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	Indicates a management contract or compensatory plan or arrangement.
#	The Company has received confidential treatment of certain portions of this agreement. These portions have been omitted and filed separately with the SEC pursuant to a confidential treatment request.
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

AYTU BIOPHARMA, INC.

Date: September 22, 2026	By:	/s/ Joshua R. Disbrow
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, on September 22, 2026.

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